Form 10-Q
period 2016-09-30
Donnelley Financial Solutions, Inc.
filed 2016-11-09
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-37728

Donnelley Financial Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4829638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 West Wacker Drive, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip code)

(844) 866-4337

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☐    No ☒*

*The registrant became subject to such requirements on September 20, 2016 and it has filed all reports so required since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of November 4, 2016, 32.6 million shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

Donnelley Financial Solutions, Inc.

Condensed Combined Statements of Operations

For the Three and Nine Months Ended September 30, 2016 and 2015

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Services net sales	$139.4	$142.1	$454.1	$479.9
Products net sales	85.0	89.5	308.4	331.0
Total net sales	224.4	231.6	762.5	810.9
Services cost of sales (exclusive of depreciation and amortization)	64.2	71.1	214.6	222.4
Services cost of sales with RRD affiliates (exclusive of depreciation and amortization)	8.7	9.3	29.4	31.5
Products cost of sales (exclusive of depreciation and amortization)	62.0	50.9	179.9	177.5
Products cost of sales with RRD affiliates (exclusive of depreciation and amortization)	11.5	12.9	48.6	58.4
Total cost of sales	146.4	144.2	472.5	489.8
Selling, general and administrative expenses (exclusive of depreciation and amortization)	48.5	47.5	156.8	151.2
Restructuring, impairment and other charges-net	1.7	1.4	3.6	3.3
Depreciation and amortization	9.8	10.3	30.1	32.0
Income from operations	18.0	28.2	99.5	134.6
Interest (income) expense-net	(0.1)	0.3	0.3	0.9
Earnings before income taxes	18.1	27.9	99.2	133.7
Income tax expense	7.9	11.1	39.3	52.6
Net earnings	$10.2	$16.8	$59.9	$81.1

Net earnings per share (Note 8):
Basic and diluted net earnings per share	$0.31	$0.52	$1.85	$2.50
Basic and diluted common shares outstanding	32.4	32.4	32.4	32.4

See Notes to Unaudited Condensed Combined Financial Statements

Donnelley Financial Solutions, Inc.

Condensed Combined Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2016 and 2015

(in millions)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net earnings	$10.2	$16.8	$59.9	$81.1

Other comprehensive (loss) income, net of tax:
Translation adjustments	0.2	(4.3)	4.2	(7.0)
Adjustment for net periodic pension plan cost	(0.2)	5.5	(0.4)	16.3
Other comprehensive income	—	1.2	3.8	9.3
Comprehensive income	$10.2	$18.0	$63.7	$90.4

See Notes to Unaudited Condensed Combined Financial Statements

Donnelley Financial Solutions, Inc.

Condensed Combined Balance Sheets

As of September 30, 2016 and December 31, 2015

(in millions, except per share data)

(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$53.0	$15.1
Receivables, less allowances for doubtful accounts of $5.4 in 2016 (2015 - $4.6)	198.5	146.2
Inventories	25.1	22.2
Prepaid expenses and other current assets	13.6	7.3
Total current assets	290.2	190.8
Property, plant and equipment-net	32.8	33.0
Goodwill	446.8	446.8
Other intangible assets-net	58.4	69.3
Software-net	45.1	43.4
Deferred income taxes	11.8	10.6
Other noncurrent assets	28.9	23.7
Total assets	$914.0	$817.6
LIABILITIES
Accounts payable	$60.2	$39.5
Accrued liabilities	84.8	75.4
Short-term debt	17.1	8.8
Total current liabilities	162.1	123.7
Long-term debt (Note 11)	619.4	—
Note payable with an RRD affiliate	—	29.2
Deferred compensation liabilities	29.4	28.5
Other noncurrent liabilities	14.5	12.7
Total liabilities	825.4	194.1
Commitments and Contingencies (Note 12)
EQUITY
Accumulated other comprehensive loss	(12.2)	(16.0)
Net parent company investment	100.8	639.5
Total equity	88.6	623.5
Total liabilities and equity	$914.0	$817.6

See Notes to Unaudited Condensed Combined Financial Statements

Donnelley Financial Solutions, Inc.

Condensed Combined Statements of Cash Flows

For the Nine Months Ended September 30, 2016 and 2015

(in millions)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES
Net earnings	$59.9	$81.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30.1	32.0
Provision for doubtful accounts receivable	1.7	0.8
Share-based compensation	1.2	1.3
Deferred income taxes	(1.0)	7.2
Other	0.7	0.2
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable - net	(54.6)	(40.4)
Inventories	(2.9)	(2.1)
Prepaid expenses and other current assets	(6.3)	0.6
Accounts payable	17.9	2.9
Income taxes payable and receivable	(0.6)	0.4
Accrued liabilities and other	10.7	(25.0)
Net cash provided by operating activities	56.8	59.0
INVESTING ACTIVITIES
Capital expenditures	(14.0)	(16.9)
Purchases of investments	(3.5)	—
Other investing activities	0.5	—
Net cash used in investing activities	(17.0)	(16.9)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	348.2	—
Net change in short-term debt	(8.8)	(18.9)
Debt issuance costs	(9.3)	—
Other financing activities	—	(14.8)
Net transfers to Parent and affiliates	(336.2)	(20.9)
Net cash used in financing activities	(6.1)	(54.6)
Effect of exchange rate on cash and cash equivalents	4.2	(2.6)
Net increase (decrease) in cash and cash equivalents	37.9	(15.1)
Cash and cash equivalents at beginning of year	15.1	28.6
Cash and cash equivalents at end of period	$53.0	$13.5

Supplemental non-cash disclosure:
Debt exchange with RR Donnelley, including $5.5 million of debt issuance costs	$300.0	$—
Settlement of intercompany note payable	29.6	—
Accrued debt issuance costs	1.6	—

See Notes to Unaudited Condensed Combined Financial Statements

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 1. Overview and Basis of Presentation

Description of Business and Separation

Donnelley Financial Solutions, Inc. (“Donnelley Financial,” “the Company” and “we”) is a financial communications services company that supports global capital markets compliance and transaction needs for its corporate clients and their advisors (such as law firms and investment bankers) and global investment markets compliance and analytics needs for mutual fund companies, variable annuity providers and broker/dealers. With proprietary technology such as data storage and workflow collaboration tools, deep subject matter expertise and a global footprint, Donnelley Financial produces, manages, stores, distributes and translates documents and electronic communications in order to deliver timely financial communications to investors and documents in a manner that complies with regulatory commissions.

Donnelley Financial’s Registration Statement on Form 10, as amended (“Form 10), was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on September 20, 2016. On October 1, 2016, Donnelley Financial became an independent publicly traded company through the distribution by R.R. Donnelley & Sons Company (“RRD”) of approximately 26.2 million shares, or 80.75%, of Donnelley Financial common stock to RRD shareholders (the “Separation”). Holders of RRD common stock received one share of Donnelley Financial common stock for every eight shares of RRD common stock held on September 23, 2016. RRD retained approximately 6.2 million shares of Donnelley Financial common stock, or a 19.25% interest in Donnelley Financial, as part of the Separation, but expects to dispose of the common stock that it retained in the 12-month period following the Separation. Donnelley Financial’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange on October 3, 2016.  On October 1, 2016, RRD also completed the previously announced separation of LSC Communications, Inc. (“LSC”), its publishing and retail-centric print services and office products business.

The Company and LSC entered into a Separation and Distribution Agreement with RRD to effect the distribution of the Company’s and LSC’s common stock to R.R. Donnelley’s common stockholders. This agreement governs the Company’s relationship with RRD and LSC with respect to pre-Separation matters and provides for the allocation of employee benefit, litigation and other liabilities and obligations attributable to periods prior to the Separation. The Separation and Distribution Agreement also includes an agreement that the Company, RRD and LSC will provide each other with appropriate indemnities with respect to liabilities arising out of the businesses being distributed and retained by RRD in the Separation. The Separation and Distribution Agreement also addresses employee compensation and benefit matters.

In connection with the Separation, the Company entered into transition services agreements separately with RRD and LSC, under which, in exchange for the fees specified in the arrangements, RRD and LSC agree to provide certain services to the Company and the Company agrees to provide certain services to RRD, respectively, for up to 24 months following the Separation. These services include, but are not limited to, information technology, accounts receivable, accounts payable, payroll and other financial and administrative services and functions. These agreements facilitate the separation by allowing the Company to operate independently prior to establishing stand-alone back office systems across its organization.

The Company entered into a number of commercial and other arrangements with RRD and its subsidiaries. These include, among other things, arrangements for the provision of services, including global outsourcing and logistics services, printing and binding, digital printing, composition and access to technology. The Company also entered into a number of commercial and other arrangements with LSC and its subsidiaries, pursuant to which LSC will print and bind products for the Company. The terms of the arrangements with RRD and LSC do not exceed 24 months. Subsequent to the Separation, RRD and LSC are clients of the Company and expect to utilize financial communication software and services that the Company provides to all of its clients.

Basis of Presentation

The accompanying unaudited condensed combined interim financial statements have been prepared on a stand-alone basis and are derived from RRD’s consolidated financial statements and accounting records.  The unaudited condensed combined financial statements include the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The financial data presented herein is unaudited and should be read in conjunction with the audited combined financial statements and accompanying notes for the year ended December 31, 2015 included in our Form 10. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  Results of interim periods should not be considered indicative of the results of the full year. These unaudited condensed combined interim financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed combined financial statements. Actual results could differ from these estimates.

The unaudited condensed combined financial statements include the allocation of certain assets and liabilities that have historically been held at the RRD corporate level but which are specifically identifiable or attributable to the Company.  Cash and cash equivalents held by RRD were not allocated to Donnelley Financial unless they were held in a legal entity that was transferred to Donnelley Financial. All intercompany transactions and accounts within Donnelley Financial have been eliminated. All intracompany transactions between RRD and Donnelley Financial are considered to be effectively settled in the unaudited condensed combined financial statements at the time the transaction is recorded. The total net effect of the settlement of these intracompany transactions is reflected in the unaudited condensed combined statements of cash flows as a financing activity and in the unaudited condensed combined balance sheets as net parent company investment. Net parent company investment is primarily impacted by contributions from RRD which are the result of treasury activities and net funding provided by or distributed to RRD.

The unaudited condensed combined financial statements include certain expenses of RRD which were allocated to Donnelley Financial for certain functions, including general corporate expenses related to information technology, finance, legal, human resources, internal audit, treasury, tax, investor relations and executive oversight.  These expenses have been allocated to the Company on the basis of direct usage, when available, with the remainder allocated on the pro rata basis of revenue, employee headcount, or other measures. We consider the expense methodology and results to be reasonable for all periods presented.  However these allocations may not be indicative of the actual expenses that would have been incurred as an independent public company or the costs that may be incurred in the future.

The income tax amounts in these unaudited condensed combined financial statements have been calculated based on a separate income tax return methodology and presented as if the Company’s operations were separate taxpayers in the respective jurisdictions.

RRD maintains various benefit and share-based compensation plans at a corporate level.  Donnelley Financial employees participated in those programs and a portion of the cost of those plans is included in Donnelley Financial’s unaudited condensed combined financial statements.  However, Donnelley Financial’s unaudited condensed combined balance sheets do not include any equity related to share-based compensation plans.  On October 1, 2016, Donnelley Financial recorded net pension plan liabilities of $68.3 million (consisting of a total benefit plan liability of $317.0 million, net of plan assets having fair market value of $248.7 million), as a result of the transfer of certain pension plan liabilities and assets from RRD to the Company upon the legal split of those plans. Refer to Note 5, Retirement Plans, for further details regarding the Company’s pension and other postretirement benefit plans. Refer to Note 6, Share Based Compensation, for further details regarding the Company’s share-based compensation plans.

Donnelley Financial generates a portion of net revenue from sales to RRD’s subsidiaries. Included in the unaudited condensed combined financial statements are net revenues from intercompany sales of $1.1 million and $1.9 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and $3.6 million and $5.8 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. Donnelley Financial utilizes RRD for freight and logistics, production of certain printed products and outsourced business services functions. Included in the unaudited condensed combined financial statements are cost of sales to RRD and affiliates of $20.2 million and $22.2 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and $78.0 million and $89.9 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.  Intercompany receivables and payables with RRD are reflected within net parent company investment in the accompanying unaudited condensed combined financial statements. See Note 13, Related Parties, for a further description of related party transactions.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 2. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
	2016	2015
Raw materials and manufacturing supplies	$8.1	$8.0
Work in process	11.2	9.6
Finished goods	5.8	4.6
Total	$25.1	$22.2

Note 3. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
	2016	2015
Land	$10.0	$10.0
Buildings	44.5	44.7
Machinery and equipment	105.7	121.4
	160.2	176.1
Less: Accumulated depreciation	(127.4)	(143.1)
Total	$32.8	$33.0

Depreciation expense was $1.4 million and $1.9 million for the three months ended September 30, 2016 and 2015, respectively, and $6.1 million and $6.8 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2016 were as follows:

	U.S.	International	Total
Net book value as of December 31, 2015	$429.2	$17.6	$446.8
Foreign exchange and other adjustments	—	—	—
Net book value as of September 30, 2016	$429.2	$17.6	$446.8

The components of other intangible assets at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016			December 31, 2015
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$139.8	$(82.3)	$57.5	$140.2	$(71.8)	$68.4
Trade names	6.3	(5.5)	0.8	6.3	(5.5)	0.8
Trademarks, licenses and agreements	3.2	(3.1)	0.1	6.2	(6.1)	0.1
Total other intangible assets	$149.3	$(90.9)	$58.4	$152.7	$(83.4)	$69.3

Amortization expense for other intangible assets was $3.6 million and $3.9 million for the three months ended September 30, 2016 and 2015, respectively, and $10.8 million and $11.7 million for the nine months ended September 30, 2016 and 2015, respectively.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The following table outlines the estimated annual amortization expense related to other intangible assets as of September 30, 2016:

For the year ending December 31,	Amount
2016	$14.4
2017	14.4
2018	13.8
2019	13.8
2020	12.4
2021 and thereafter	0.4
Total	$69.2

Note 5. Retirement Plans

Donnelley Financial’s Pension Plans

RRD maintained a defined benefit plan (the “plan”) for certain current and former U.S. employees of RRD. Effective December 31, 2013, RRD merged the plan into a separate defined benefit pension plan for Donnelley Financial to create a combined defined benefit pension plan (the “combined plan”). During 2015, the sponsorship of the combined plan was transferred to RRD, which became the legal obligor of the combined plan. Accordingly, the obligations of the combined plan are not reflected in the condensed combined balance sheet of Donnelley Financial as of December 31, 2015.

The components of the estimated net pension plan expense (income) for Donnelley Financial’s pension plans for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Pension expense (income)
Interest cost	$—	$36.9	$—	$110.5
Expected return on assets	—	(52.7)	—	(158.0)
Amortization, net	(0.2)	9.1	(0.4)	27.3
Net pension income	$(0.2)	$(6.7)	$(0.4)	$(20.2)
Less: income allocated to RRD affiliates	—	6.4	—	18.7
Net periodic benefit income, net of allocation	$(0.2)	$(0.3)	$(0.4)	$(1.5)

On October 1, 2016, Donnelley Financial recorded net pension plan liabilities of $68.3 million (consisting of a total benefit plan liability of $317.0 million, net of plan assets having fair market value of $248.7 million), as a result of the transfer of certain pension plan liabilities and assets from RRD to the Company upon the legal split of those plans. The Company’s primary defined benefit plan is frozen. No new employees will be permitted to enter the Company’s frozen plan and participants will earn no additional benefits. Benefits are generally based upon years of service and compensation. These defined benefit retirement income plans are funded in conformity with the applicable government regulations. The Company funds at least the minimum amount required for all funded plans using actuarial cost methods and assumptions acceptable under government regulations.

Donnelley Financial’s Participation in RRD’s Pension and Postretirement Benefit Plans

RRD provided pension and other postretirement healthcare benefits to certain current and former employees of Donnelley Financial.  Prior to the Separation, RRD was responsible for the net benefit plan obligations associated with these plans, and as such, these liabilities are not reflected in Donnelley Financial’s condensed combined balance sheets.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Donnelley Financial’s condensed combined statements of operations include expense allocations for these benefits. These allocations were funded through intercompany transactions with RRD which are reflected within net parent company investment in Donnelley Financial. Total RRD pension and postretirement benefit plan net income allocated to Donnelley Financial, related to pension cost and postretirement benefits, was $1.3 million and $1.0 million in the three months ended September 30, 2016 and 2015, respectively, and $4.2 million and $3.0 million in the nine months ended September 30, 2016 and 2015, respectively. Included in these is an allocation for other postretirement benefit plans for $0.3 million and $0.5 million in the three months ended September 30, 2016 and 2015, respectively, and $1.0 million and $1.5 million in the nine months ended September 30, 2016 and 2015, respectively.  These allocations are reflected in the Company’s cost of sales and selling, general and administrative expenses.

Note 6. Share Based Compensation

RRD maintained an incentive stock program for the benefit of its officers, directors and certain employees, including certain Donnelley Financial employees.  The following disclosures represent the portion of RRD’s program in which Donnelley Financial’s employees and directors participated.  RRD’s share-based compensation programs in which Donnelley Financial employees participated included restricted stock units (“RSUs”).

Share-based compensation expense includes expense attributable to the Company based on the award terms previously granted to the Company’s employees and an allocation of compensation expense for RRD’s corporate and shared functional employees.  As the share-based compensation plans are RRD’s plans, the amounts have been recognized through net parent company investment on the condensed combined balance sheets.  Total compensation expense related to all share based compensation plans was $0.2 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $1.2 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.

In connection with the Separation, as of October 1, 2016 employee stock options and restricted stock units were adjusted and converted into new equity awards using a 10-day volume weighted average share price of Donnelley Financial, RRD and LSC, as described in the Separation and Distribution Agreement. Upon the Separation on October 1, 2016, holders of certain RRD stock options and RSUs received awards in Donnelley Financial, RRD and LSC pursuant to the Separation and Distribution Agreement. Converted awards retained the same vesting schedule and expiration date of the original awards.

On October 1, 2016, the Company awarded 156,169 shares of restricted stock and 60,748 RSUs to certain employees under the Donnelley Financial Solutions Performance Incentive Plan. 50% of each of the awards of restricted stock and RSUs will vest two years from the grant date and 50% will vest three years from the grant date. Vesting of the restricted stock awards is also subject to performance metrics. Both the restricted stock and RSU awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. On October 1, 2016, the Company also granted 16,620 restricted stock units to members of the Board of Directors, as a pro-rata portion of their annual equity retainer.

Note 7. Equity

The Company’s equity as of December 31, 2015 and September 30, 2016, and changes during the nine months ended September 30, 2016, were as follows:

		Accumulated
	Net Parent	Other
	Company	Comprehensive	Total
	Investment	Loss	Equity
Balance at December 31, 2015	$639.5	$(16.0)	$623.5
Net earnings	59.9	—	59.9
Transfers to parent company, net	(598.6)	—	(598.6)
Other comprehensive income	—	3.8	3.8
Balance at September 30, 2016	$100.8	$(12.2)	$88.6

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Net transfers to parent company during the nine months ended September 30, 2016 included the transfer of $340.2 million of proceeds from borrowings under the Company’s $350.0 million senior secured term loan B facility and a $300.0 million debt exchange with RRD, partially offset by a $29.6 million non-cash settlement of an intercompany note payable and other transfers from RRD. Refer to Note 11, Debt, for further details regarding these transactions.

The Company’s equity as of December 31, 2014 and September 30, 2015, and changes during the nine months ended September 30, 2015, were as follows:

		Accumulated
	Net Parent	Other
	Company	Comprehensive	Total
	Investment	Loss	Equity
Balance at December 31, 2014	$1,025.2	$(673.7)	$351.5
Net earnings	81.1	—	81.1
Transfers to parent company, net	(15.5)	—	(15.5)
Other comprehensive income	—	9.3	9.3
Balance at September 30, 2015	$1,090.8	$(664.4)	$426.4

Note 8. Earnings per Share

On October 1, 2016, RRD distributed approximately 26.2 million shares of Donnelley Financial common stock to RRD shareholders in connection with the spin-off of Donnelley Financial, with RRD retaining approximately 6.2 million shares of Donnelley Financial common stock. Holders of RRD common stock received one share of Donnelley Financial for every eight shares of RRD common stock held on September 23, 2016. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the number of Donnelley Financial shares outstanding immediately following this transaction. The same number of shares was used to calculate basic and diluted earnings per share since there were no Donnelley Financial equity awards outstanding prior to the spin-off.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net earnings	$10.2	$16.8	$59.9	$81.1
Basic and diluted net earnings per share	$0.31	$0.52	$1.85	$2.50
Basic and diluted common shares outstanding	32.4	32.4	32.4	32.4

Note 9. Comprehensive Income

The components of other comprehensive income and income tax expense allocated to each component for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$0.2	$—	$0.2	$4.2	$—	$4.2
Adjustment for net periodic pension plan cost	(0.2)	—	(0.2)	(0.4)	—	(0.4)
Other comprehensive income	$—	$—	$—	$3.8	$—	$3.8

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$(4.3)	$—	$(4.3)	$(7.0)	$—	$(7.0)
Adjustment for net periodic pension plan cost	9.1	3.6	5.5	27.3	11.0	16.3
Other comprehensive income	$4.8	$3.6	$1.2	$20.3	$11.0	$9.3

Accumulated other comprehensive loss by component as of December 31, 2015 and September 30, 2016, and changes during the nine months ended September 30, 2016, were as follows:

	Pension Plan Cost	Translation Adjustments	Total
Balance at December 31, 2015	$—	$(16.0)	$(16.0)
Other comprehensive income before reclassifications	—	4.2	4.2
Amounts reclassified from accumulated other comprehensive loss	(0.4)	—	(0.4)
Net change in accumulated other comprehensive loss	(0.4)	4.2	3.8
Balance at September 30, 2016	$(0.4)	$(11.8)	$(12.2)

Accumulated other comprehensive loss by component as of December 31, 2014 and September 30, 2015, and changes during the nine months ended September 30, 2015, were as follows:

	Pension Plan Cost	Translation Adjustments	Total
Balance at December 31, 2014	$(665.2)	$(8.5)	$(673.7)
Other comprehensive loss before reclassifications	—	(7.0)	(7.0)
Amounts reclassified from accumulated other comprehensive loss	16.3	—	16.3
Net change in accumulated other comprehensive loss	16.3	(7.0)	9.3
Balance at September 30, 2015	$(648.9)	$(15.5)	$(664.4)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended		Classification in the
	September 30,		September 30,		Condensed Combined
	2016	2015	2016	2015	Statements of Operations
Amortization of pension plan cost:
Net actuarial (loss) income	$(0.2)	$9.1	$(0.4)	$27.3	(a)
Reclassifications before tax	(0.2)	9.1	(0.4)	27.3
Income tax expense	—	3.6	—	11.0
Reclassifications, net of tax	$(0.2)	$5.5	$(0.4)	$16.3

(a)

These accumulated other comprehensive (loss) income components are included in the calculation of net periodic pension (income) expense, a component of which was allocated to Donnelley Financial, and recognized in cost of sales and selling, general and administrative expenses in the condensed combined statements of operations (see Note 5, Retirement Plans).

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 10. Segment Information

The Company’s segments are summarized below:

United States

The U.S. segment serves capital market and investment market clients in the U.S. by delivering products and services to help create, manage, and deliver, accurate and timely financial communications to investors and regulators. The Company also provides virtual data rooms to facilitate the deal management requirements of capital markets and mergers and acquisitions transactions, and provides data and analytics services that help professionals uncover intelligence from disclosures contained within public filings made with the SEC. The U.S segment also includes language solutions capabilities, through which the Company can translate documents and create content in up to 140 different languages for its clients, and commercial print.

International

The International segment includes the Company’s operations in Asia, Europe, Latin America, Australia and Canada. The international business is primarily focused on working with international capital markets clients on capital markets offerings and regulatory compliance related activities into or within the United States. In addition, the international segment provides language translation services.

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, communications and certain facility costs.  In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefit plan expense (income) and allocated costs for share-based compensation, are included in Corporate and not allocated to the operating segments.

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported within the condensed combined financial statements.

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended September 30, 2016
U.S.	$193.6	$(1.3)	$192.3	$18.7	$8.5	$1.3
International	33.2	(1.1)	32.1	1.1	1.1	—
Total operating segments	226.8	(2.4)	224.4	19.8	9.6	1.3
Corporate	—	—	—	(1.8)	0.2	0.4
Total operations	$226.8	$(2.4)	$224.4	$18.0	$9.8	$1.7

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended September 30, 2015
U.S.	$203.3	$(1.7)	$201.6	$28.2	$9.1	$5.7
International	30.6	(0.6)	30.0	0.2	1.1	0.4
Total operating segments	233.9	(2.3)	231.6	28.4	10.2	6.1
Corporate	—	—	—	(0.2)	0.1	—
Total operations	$233.9	$(2.3)	$231.6	$28.2	$10.3	$6.1

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Nine Months Ended September 30, 2016
U.S.	$666.4	$(4.0)	$662.4	$100.0	$714.2	$26.2	$10.2
International	103.9	(3.8)	100.1	7.2	99.9	3.2	1.2
Total operating segments	770.3	(7.8)	762.5	107.2	814.1	29.4	11.4
Corporate	—	—	—	(7.7)	99.9	0.7	2.6
Total operations	$770.3	$(7.8)	$762.5	$99.5	$914.0	$30.1	$14.0

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Nine Months Ended September 30, 2015
U.S.	$708.8	$(6.6)	$702.2	$128.6	$693.5	$28.4	$16.1
International	110.5	(1.8)	108.7	10.0	92.7	3.3	0.8
Total operating segments	819.3	(8.4)	810.9	138.6	786.2	31.7	16.9
Corporate	—	—	—	(4.0)	200.4	0.3	—
Total operations	$819.3	$(8.4)	$810.9	$134.6	$986.6	$32.0	$16.9

Note 11. Debt

On September 30, 2016, in connection with the Separation, the Company entered into a $350.0 million senior secured term loan B facility (the “Term Loan Credit Facility”) and a $300.0 million senior secured revolving credit facility (the “Revolving Facility,” and, together with the Term Loan Credit Facility, the “Credit Agreement”). The Credit Agreement is subject to a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $15.0 million in aggregate. As of September 30, 2016, there were no borrowings under the Revolving Facility.

On September 30, 2016, also in connection with the Separation, the Company issued $300.0 million of 8.25% senior unsecured notes due October 15, 2024 (the “Notes”). Interest on the Notes is payable semi-annually on April 15 and October 15, commencing on April 15, 2017. The issuance of the Notes was part of a debt exchange that resulted in the settlement of certain of RRD's bonds. Borrowings under the Term Loan Credit Facility were used to provide $340.2 million of cash to RRD, pursuant to the Separation Agreement, as of September 30, 2016. The remainder of the net proceeds was used for general corporate purposes.

In connection with the offering of the Notes, the Company entered into a registration rights agreement, dated as of September 30, 2016 (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC with respect to an offer to exchange the Notes for registered notes which will have terms identical in all material respects to the Notes except that the registered notes will not contain terms that provide for restrictions on transfer, and use its reasonable best efforts to cause the exchange offer registration statement to be declared effective by the SEC by June 27, 2017. In certain circumstances, the Company may be required to file a shelf registration statement with the SEC registering the resale of the Notes by the holders thereof, in lieu of an exchange offer to such holders. The Company will be required to pay specified additional interest on the Notes if it fails to comply with its registration obligations under the Registration Rights Agreement.

During the third quarter of 2016, the Company settled an intercompany note payable with RRD. Refer to Note 13, Related Parties for further details.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The Company’s debt as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015
Term Loan Credit Facility	$348.2	$—
8.25% senior notes due October 15, 2024	300.0	—
Other	—	8.8
Unamortized debt issuance costs	(11.7)	—
Total debt	636.5	8.8
Less: current portion	(17.1)	(8.8)
Long-term debt	$619.4	$—

The fair value of the senior notes, which was determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. As of September 30, 2016, the fair value of the Company’s debt was equivalent to its book value.

Note 12. Commitments and Contingencies

Litigation

From time to time, the Company’s customers and others file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company from these parties could be considered preference items and subject to return. In addition, the Company may be party to certain litigation arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not have a material effect on the Company’s combined results of operations, financial position or cash flows.

Note 13.  Related Parties

Transition Services Agreements

In connection with the Separation, the Company entered into transition services agreements separately with RRD and LSC, under which, in exchange for the fees specified in the arrangements, RRD and LSC agree to provide certain services to the Company and the Company agrees to provide certain services to RRD, respectively, for up to 24 months following the Separation. These services include, but are not limited to, information technology, accounts receivable, accounts payable, payroll and other financial and administrative services and functions. These agreements facilitate the separation by allowing the Company to operate independently prior to establishing stand-alone back office systems across its organization.

Commercial Arrangements

The Company entered into a number of commercial and other arrangements with RRD and its subsidiaries. These include, among other things, arrangements for the provision of services, including global outsourcing and logistics services, printing and binding, digital printing, composition and access to technology. The Company also entered into a number of commercial and other arrangements with LSC and its subsidiaries, pursuant to which LSC will print and bind products for the Company. The terms of the arrangements with RRD and LSC do not exceed 24 months. Subsequent to the Separation, RRD and LSC are clients of the Company and expect to utilize financial communication software and services that the Company provides to all of its clients.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Stockholder and Registration Rights Agreement

The Company and RRD entered into a Stockholder and Registration Rights Agreement with respect to the Company’s common stock retained by RRD pursuant to which the Company agrees that, upon the request of RRD, the Company will use its reasonable best efforts to effect the registration under applicable federal and state securities laws of the shares of the Company’s common stock retained by RRD after the Separation. In addition, RRD granted the Company a proxy to vote the shares of the Company’s common stock that RRD retained immediately after the Separation in proportion to the votes cast by the Company’s other stockholders. This proxy, however, will be automatically revoked as to a particular share upon any sale or transfer of such share from RRD to a person other than RRD, and neither the voting agreement nor the proxy will limit or prohibit any such sale or transfer.

Allocations from RRD

RRD provided Donnelley Financial with certain services, which include, but are not limited to information technology, finance, legal, human resources, internal audit, treasury, tax, investor relations and executive oversight. The financial information in these condensed combined financial statements does not necessarily include all the expenses that would have been incurred had Donnelley Financial been a separate, standalone entity for all periods presented. RRD charges Donnelley Financial for these services based on direct usage when possible. When specific identification is not practicable, the pro rata basis of revenue or employee headcount, or some other measure is used. These allocations were reflected as follows in the condensed combined financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Costs of goods sold allocation	$8.3	$9.5	$28.0	$29.2
Selling, general and administrative allocation	38.3	38.9	129.4	126.9
Depreciation and amortization	5.3	5.2	15.2	16.7
Total allocations from RRD	$51.9	$53.6	$172.6	$172.8

The Company considers the expense methodology and results to be reasonable for all periods presented.  However, these allocations may not be indicative of the actual expenses that the Company would have incurred as an independent public company or the costs it may incur in the future.

Related Party Revenues

Donnelley Financial generates a portion of net revenue from sales to RRD’s subsidiaries. Net revenues from intercompany sales of $1.1 million and $1.9 million for three months ended September 30, 2016 and 2015, respectively, and $3.6 million and $5.8 million for the nine months ended September 30, 2016 and 2015, respectively, were included in the condensed combined statement of operations.

Related Party Purchases

Donnelley Financial utilizes RRD for freight and logistics and services as well as certain production of printed products.  Cost of sales of $11.5 million and $12.9 million for the three months ended September 30, 2016 and 2015, respectively, and $48.6 million and $58.4 million for the nine months ended September 30, 2016 and 2015, respectively, were included in the condensed combined statements of operations for these purchases.

Donnelley Financial also utilizes RRD’s business process outsourcing business for certain composition, XBRL and other functions.  Cost of sales of $8.7 million and $9.3 million for the three months ended September 30, 2016 and 2015, respectively, and $29.4 million and $31.5 million for the nine months ended September 30, 2016 and 2015, respectively, were included in the condensed combined statements of operations for these purchases.

Intercompany payables with RRD and affiliates for these purchases are reflected within net parent company investment in the condensed combined financial statements.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Share-Based Compensation

Certain Donnelley Financial employees participate in RRD’s share-based compensation plans, the costs of which have been allocated to Donnelley Financial and recorded in selling, general and administrative expenses in the condensed combined statements of operations. Share-based compensation costs allocated to the Company were $0.2 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $1.2 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Retirement Plans

Donnelley Financial employees participated in pension and other postretirement plans sponsored by RRD.  These costs are reflected in the Company’s cost of sales and selling, general and administrative expenses in the condensed combined statements of operations.  These costs were funded through intercompany transactions with RRD which are reflected within the net parent company investment.

On October 1, 2016, Donnelley Financial recorded net pension plan liabilities of $68.3 million (consisting of a total benefit plan liability of $317.0 million, net of plan assets having fair market value of $248.7 million), as a result of the transfer of certain pension plan liabilities and assets from RRD to the Company upon the legal split of those plans. Refer to Note 5, Retirement Plans, for further details regarding the Company’s pension and other postretirement benefit plans.

Cash and Cash Equivalents

RRD uses a centralized approach to cash management and financing of operations.  The majority of the Company’s foreign subsidiaries were party to RRD’s international cash pooling arrangements to maximize the availability of cash for general operating and investing purposes.  As part of RRD’s centralized cash management process, cash balances were swept regularly from the Company’s accounts.  Cash transfers to and from RRD’s cash concentration accounts and the resulting balances at the end of each reporting period are reflected in net parent company investment in the condensed combined balance sheets.

In accordance with the Separation and Distribution Agreement, there will be a cash adjustment payable to or receivable from RRD for the September 30, 2016 cash balance greater or less than an agreed-upon target cash balance of $50.0 million as defined in the Separation and Distribution Agreement. The Separation and Distribution Agreement also includes a provision for RRD to make a future cash payment of $68.0 million to Donnelley Financial no later than April 1, 2017. The $68.0 million receivable was recorded as of October 1, 2016.

Debt

RRD’s third party debt and related interest expense have not been allocated to the Company for any of the periods presented as the Company was not the legal obligor of the debt and the borrowings were not directly related to the Company’s business. An intercompany note payable with RRD at December 31, 2015 is presented in the accompanying condensed combined balance sheets. During the third quarter of 2016, the Company recorded a $29.6 million non-cash settlement related to this intercompany note payable.

Note 14. New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. For lessors, ASU 2016-02 also modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and is effective in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted; however the Company plans to adopt the standard in the first quarter of 2019. The Company is evaluating the impact of ASU 2016-02.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue using a five-step process that supersedes virtually all existing revenue guidance. ASU 2014-09 also requires additional quantitative and qualitative disclosures. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09 to January 1, 2018. Early adoption of ASU 2014-09 is permitted in the first quarter of 2017.  However, the Company plans to adopt the standard in the first quarter of 2018. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period. The Company is evaluating the impact of the provisions of ASU 2014-09 and currently anticipates applying the modified retrospective approach when adopting the standard.

The following standards were effective for and adopted by the Company in 2016. The adoption of these standards did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows:

•	Accounting Standards Update No. 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”
•	Accounting Standards Update No. 2015-07 “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”
•	Accounting Standards Update No. 2015-04 “Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”
•	Accounting Standards Update No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis”
•

Accounting Standards Update No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Donnelley Financial Solutions, Inc. (“Donnelley Financial,” the “Company”) is an industry leading financial communications and data services company that supports global capital markets compliance and transaction needs for its corporate clients and their advisors (such as law firms and investment bankers) and global investment management compliance and analytics needs for mutual fund companies, variable annuity providers and broker/dealers. The Company provides content management, multi-channel content distribution, data management and analytics services, collaborative workflow and business reporting tools, and translations and other language services in support of its clients’ communications requirements. The Company operates in two business segments:

•

United States. The United States segment is comprised of three reporting units: capital markets, investment markets, and language solutions and other. The Company services capital market and investment market clients in the United States by delivering products and services to help create, manage and deliver financial communications to investors and regulators. The Company provides capital market and investment market clients with communication tools and services to allow them to comply with their ongoing regulatory filings. In addition, the U.S. segment provides clients with communications services to create, manage and deliver registration statements, prospectuses, proxies and other communications to regulators and investors. The U.S. segment also includes language solutions and commercial printing capabilities.

•

International. The International segment includes operations in Asia, Europe, Latin America and Canada. The international business is primarily focused on working with international capital markets clients on capital markets offerings and regulatory compliance related activities within the United States. In addition, the International segment provides services to international investment market clients to allow them to comply with applicable SEC regulations, as well as language solutions to international clients.

•

Corporate. The Company reports certain unallocated selling, general and administrative activities and associated expenses within Corporate, including, in part, executive, legal, finance, communications and certain facility costs. In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefits plan expense and share-based compensation, are included in Corporate and are not allocated to the reportable segments. Prior to the Separation, many of these costs were based on allocations from RR Donnelley & Sons Company (“RRD”); however, beginning October 1, 2016, the Company will incur such costs directly.

Products and Services

The Company separately reports its net sales and related cost of sales for its products and services offerings. The Company’s services offerings consist of all non-print offerings, including document composition, compliance related EDGAR filing services, transaction solutions, data and analytics, content storage services and language solutions. The Company’s product offerings primarily consist of conventional and digital printed products and related shipping costs.

Spin-off Transaction

On October 1, 2016, Donnelley Financial became an independent publicly traded company through the distribution by RRD of approximately 26.2 million shares, or 80.75%, of Donnelley Financial common stock to RRD shareholders (the “Separation”). Holders of RRD common stock received one share of Donnelley Financial common stock for every eight shares of RRD common stock held on September 23, 2016. RRD retained approximately 6.2 million shares of Donnelley Financial common stock, or a 19.25% interest in Donnelley Financial, as part of the Separation, but expects to dispose of the common stock that it retained in the 12-month period following the Separation. Donnelley Financial’s Registration Statement on Form 10, as amended (“Form 10), was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on September 20, 2016. Donnelley Financial’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange on October 3, 2016. On October 1, 2016, RRD also completed the previously announced separation of LSC Communications, Inc. (“LSC”), its publishing and retail-centric print services and office products business.

Executive Overview

Third Quarter Overview

Net sales decreased by $7.2 million, or 3.1%, for the third quarter of 2016 compared to the same period in the prior year. There was a $1.1 million, or 0.5%, decrease due to changes in foreign exchange rates. In addition to the impact of foreign exchange rates, the decrease in net sales was due to lower capital markets transactions and compliance volume, partially offset by an increase in virtual data room and translation services.

On September 30, 2016, in connection with the Separation, the Company entered into a $350.0 million senior secured term loan B facility (the “Term Loan Credit Facility”) and a $300.0 million senior secured revolving credit facility (the “Revolving Facility,” and, together with the Term Loan Credit Facility, the “Credit Agreement”). On September 30, 2016, also in connection with the Separation, the Company issued $300.0 million of 8.25% senior unsecured notes due October 15, 2024. The issuance of the notes was part of a debt exchange that resulted in the settlement of certain of RRD's bonds. Borrowings under the Term Loan Credit Facility were used to provide $340.2 million of cash to RRD, pursuant to the Separation agreement, as of September 30, 2016.

On October 1, 2016, Donnelley Financial recorded net pension plan liabilities of $68.3 million (consisting of a total benefit plan liability of $317.0 million, net of plan assets having fair market value of $248.7 million), as a result of the transfer of certain pension plan liabilities and assets from RRD to the Company upon the legal split of those plans. Refer to Note 5, Retirement Plans, to the Condensed Combined Financial Statements for further details regarding the Company’s pension and other postretirement benefit plans.

Non-GAAP Measures

The Company believes that certain Non-GAAP measures, such as Non-GAAP adjusted EBITDA, provide useful information about the Company’s operating results and enhance the overall ability to assess the Company’s financial performance.  The Company uses these measures, together with other measures of performance under GAAP, to compare the relative performance of operations in planning, budgeting and reviewing the performance of its business.  Non-GAAP adjusted EBITDA allows investors to make a more meaningful comparison between the Company’s core business operating results over different periods of time.  The Company believes that Non-GAAP adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provides useful information about the Company’s business without regard to potential distortions. By eliminating potential differences in results of operations between periods caused by factors such as depreciation and amortization methods, historic cost and age of assets, financing and capital structures, taxation positions or regimes, restructuring, impairment and other charges and gain or loss on certain equity investments and asset sales, the Company believes that Non-GAAP adjusted EBITDA can provide a useful additional basis for comparing the current performance of the underlying operations being evaluated.

Non-GAAP adjusted EBITDA excludes restructuring, impairment and other charges-net.  A reconciliation of GAAP net earnings to Non-GAAP adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 for these adjustments is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net earnings	$10.2	$16.8	$59.9	$81.1
Restructuring, impairment and other charges—net	1.7	1.4	3.6	3.3
Depreciation and amortization	9.8	10.3	30.1	32.0
Interest (income) expense—net	(0.1)	0.3	0.3	0.9
Income tax expense	7.9	11.1	39.3	52.6
Non-GAAP adjusted EBITDA	$29.5	$39.9	$133.2	$169.9

Three Months Ended September 30, 2016

2016 Restructuring, impairment and other charges—net. The three months ended September 30, 2016 included $1.3 million for employee termination costs and $0.4 million of lease termination and other restructuring costs.

Three Months Ended September 30, 2015

2015 Restructuring, impairment and other charges—net. The three months ended September 30, 2015 included $0.9 million for employee termination costs and $0.5 million of lease termination and other restructuring costs.

Nine Months Ended September 30, 2016

2016 Restructuring, impairment and other charges—net. The nine months ended September 30, 2016 included $2.3 million for employee termination costs, $1.2 million of lease termination and other restructuring costs and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

Nine Months Ended September 30, 2015

2015 Restructuring, impairment and other charges—net. The nine months ended September 30, 2015 included $1.7 million for employee termination costs, $1.5 million of lease termination and other restructuring costs and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

OUTLOOK

Competition

Technological and regulatory changes, including the electronic distribution of documents and data hosting of media content and advances in technology, continue to impact the market for our products and services. One of the Company’s competitive strengths is that it offers a wide array of communications products, compliance services and technologies, a global platform, exceptional sales and service and regulatory domain expertise, which provide differentiated solutions for its clients.

The financial communications services industry, in general, is highly competitive and barriers to entry have decreased as a result of technology innovation.   Despite some consolidation in recent years, the industry remains highly fragmented in the United States and even more so internationally with many in-country alternative providers. The Company expects competition to increase from existing competitors, as well as new and emerging market entrants. In addition, as the Company expands its product and service offerings, it may face competition from new and existing competitors. The Company competes primarily on product quality and functionality, service levels, subject matter regulatory expertise, security and compliance characteristics, price and reputation.

The impact of digital technologies has been felt in many print products, most acutely in the Company’s mutual fund, variable annuity and public company compliance business offerings.  Historically, the Company has been a high-touch, service oriented business. Technology changes have provided alternatives to the Company’s clients that allow them to manage more of the financial disclosure process themselves through collaborative document management solutions.  For years, the Company has invested in its own applications, ActiveDisclosure, FundSuiteArc and Venue to serve clients and increase retention and has invested to expand capabilities and address new market sectors. The future impact of technology on the business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions and investments in its existing business to offer clients innovative services and solutions, including acquisitions of EDGAR Online and MultiCorpora and investments in Mediant, Peloton and eBrevia that further solidify the Company’s position as a technology service leader in the industry.

The Company’s competitors for SEC filing services for capital markets clients include full service financial communications providers, technology point solution providers focused on financial communications and general technology providers. The Company’s competitors for SEC filing services for investment markets clients include full service traditional providers, small niche technology providers and local and regional print providers that bid against the Company for printing, mailing and fulfillment services.  Language solutions competes with global and local language service providers and language/globalization software vendors.

Market Volatility/Cyclicality

The Company is subject to market volatility in the United States and world economy, as the success of the transactional offering is largely dependent on the global market for IPOs, secondary offerings, mergers and acquisitions, public and private debt offerings, leveraged buyouts, spinouts and additional miscellaneous transactions. The Company mitigates some of that risk by offering services in higher demand during a down market, like document management tools for the bankruptcy/restructuring process, and also moving upstream from the filing process with products like Venue, the Company’s data room solution. The Company also attempts to balance this volatility through supporting the quarterly/annual public company reporting process through its EDGAR filing services and ActiveDisclosure product, its investment markets regulatory and shareholder communications offering and continues to expand into adjacent growth businesses like language solutions and data and analytics, which have recurring revenues and are not as susceptible to market volatility and cycles. This quarterly/annual public company reporting process work also subjects the Company to filing seasonality shortly after the end of each fiscal quarter, with peak periods during the course of the year that have operational implications. Such operational implications include the need to increase staff during peak periods through a combined strategy of hiring additional full-time and temporary personnel, increasing the premium time of existing staff, and outsourcing production for a number of services. The International segment is particularly susceptible to capital market volatility as most of the International business is capital markets transaction focused. Additionally, clients and their financial advisors have begun to increasingly rely on web-based services which allow clients to autonomously file and distribute compliance documents with regulatory agencies, such as the SEC. While the Company believes that its ActiveDisclosure and FundSuiteArc solutions are competitive in this space, competitors are continuing to develop technologies that aim to improve clients’ ability to autonomously produce and file documents to meet their regulatory obligations. The Company continues to remain focused on driving recurring revenue in order to mitigate market volatility.

Raw Materials

The primary raw materials used in the Company’s printed products are paper and ink. The paper and ink supply is sourced from a small set of select suppliers in order to ensure quality consistency that meets the Company’s performance expectations and provides for continuity of supply. The Company believes that the risk of incurring material losses as a result of a shortage in raw materials is unlikely and that the losses, if any, would not have a materially negative impact on the business.

Financial Review

In the financial review that follows, the Company discusses its condensed combined results of operations, cash flows and certain other information. The Company has not previously operated as an independent, stand-alone company, but rather as a part of RRD. There are limitations inherent in the preparation of all carve out financial statements due to the fact that the Company’s business was previously part of a larger organization. This discussion should be read in conjunction with the Company’s condensed combined financial statements and the related notes.

Results of Operations for the Three Months Ended September 30, 2016 as Compared to the Three Months Ended September 30, 2015

The following table shows the results of operations for the three months ended September 30, 2016 and 2015:

	2016	2015	$ Change	% Change
	(in millions, except percentages)
Services net sales	$139.4	$142.1	$(2.7)	(1.9%)
Products net sales	85.0	89.5	(4.5)	(5.0%)
Net sales	224.4	231.6	(7.2)	(3.1%)
Services cost of sales (exclusive of depreciation and amortization)	64.2	71.1	(6.9)	(9.7%)
Services cost of sales with RRD affiliates (exclusive of depreciation and amortization)	8.7	9.3	(0.6)	(6.5%)
Products cost of sales (exclusive of depreciation and amortization)	62.0	50.9	11.1	21.8%
Products cost of sales with RRD affiliates (exclusive of depreciation and amortization)	11.5	12.9	(1.4)	(10.9%)
Cost of sales	146.4	144.2	2.2	1.5%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	48.5	47.5	1.0	2.1%
Restructuring, impairment and other charges-net	1.7	1.4	0.3	21.4%
Depreciation and amortization	9.8	10.3	(0.5)	(4.9%)
Income from operations	$18.0	$28.2	$(10.2)	(36.2%)

Combined

Net sales of services for the three months ended September 30, 2016 decreased $2.7 million, or 1.9%, to $139.4 million, versus the three months ended September 30, 2015, including a $1.0 million, or 0.7%, decrease due to changes in foreign exchange rates. Net sales of services decreased due to lower capital markets transactions and compliance volumes, partially offset by increased volume in translation and virtual data room services.

Net sales of products for the three months ended September 30, 2016 decreased $4.5 million, or 5.0%, to $85.0 million versus the three months ended September 30, 2015, including a $0.1 million, or 0.1%, decrease due to changes in foreign exchange rates. Net sales of products decreased due to lower volume in capital markets transactions, mutual funds print, commercial print and compliance.

Services cost of sales decreased $7.5 million, or 9.3%, for the three months ended September 30, 2016, versus the same period in the prior year. Services cost of sales decreased due to lower capital markets transactions and compliance volumes and cost control initiatives, partially offset by wage and other inflationary increases. As a percentage of net sales, services cost of sales decreased 4.3% due to favorable mix and cost control initiatives, partially offset by wage and other inflation.

Products cost of sales increased $9.7 million, or 15.2%, for the three months ended September 30, 2016, versus the same period in the prior year. Products cost of sales increased primarily due to unfavorable print mix and wage and other inflationary increases.  As a percentage of net sales, products cost of sales increased 15.2% primarily due to unfavorable print mix, price pressures and wage and other inflation.

Selling, general and administrative expenses increased $1.0 million, or 2.1%, to $48.5 million, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to an increase in selling expenses and information technology and employee costs related to the Separation. As a percentage of net sales, selling, general, and administrative expenses increased from 20.5% for the three months ended September 30, 2015 to 21.6% for the three months ended September 30, 2016 due to lower net sales and increased costs related to the Separation.

For the three months ended September 30, 2016, the Company recorded net restructuring, impairment and other charges of $1.7 million, as compared to $1.4 million for the three months ended September 30, 2015. In 2016, these charges included $1.3 million of employee termination costs for 22 employees and $0.4 million of lease termination and other restructuring costs. In 2015, these charges included $0.9 million of employee termination costs for 17 employees and $0.5 million of lease termination and other restructuring costs.

Depreciation and amortization decreased $0.5 million, or 4.9%, to $9.8 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  Depreciation and amortization included $3.6 million and $3.9 million of amortization of other intangible assets related to customer relationships, trade names and non-compete agreements for the three months ended September 30, 2016 and 2015, respectively.

Income from operations for the three months ended September 30, 2016 decreased $10.2 million, or 36.2%, to $18.0 million versus the three months ended September 30, 2015, due to lower capital markets transactions, capital markets compliance and mutual funds print volume and an increase in selling expenses and costs related to the Separation, partially offset by an increase in virtual data room and translation services.

	2016	2015	$ Change	% Change
	(in millions, except percentages)
Interest (income) expense-net	$(0.1)	$0.3	$(0.4)	(133.3%)

Net interest expense decreased $0.4 million for the three months ended September 30, 2016 versus the same period in 2015, primarily due to the settlement of an intercompany note payable during the third quarter of 2016.

	2016	2015	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$18.1	$27.9	$(9.8)	(35.1%)
Income tax expense	7.9	11.1	(3.2)	(28.8%)
Effective income tax rate	43.6%	39.8%

The effective income tax rate was 43.6% for the three months ended September 30, 2016 compared to 39.8% for the three months ended September 30, 2015. The September 30, 2016 effective income tax rate reflected additional tax reserves and accrual of interest.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate.

U.S.

	Three Months Ended September 30,
	2016	2015
	(in millions, except percentages)
Net sales	$192.3	$201.6
Income from operations	18.7	28.2
Operating margin	9.7%	14.0%
Restructuring, impairment and other charges-net	1.4	1.1

	Net Sales for the Three Months
	Ended September 30,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Capital Markets	$98.4	$102.3	$(3.9)	(3.8%)
Investment Markets	84.1	87.6	(3.5)	(4.0%)
Language Solutions and other	9.8	11.7	(1.9)	(16.2%)
Total U.S.	$192.3	$201.6	$(9.3)	(4.6%)

Net sales for the U.S. segment for the three months ended September 30, 2016 were $192.3 million, a decrease of $9.3 million, or 4.6%, compared to the three months ended September 30, 2015.  Net sales decreased due to lower capital markets transactions and compliance volumes, lower commercial print and mutual funds volume, partially offset by an increase in virtual data room services. An analysis of net sales by reporting unit follows:

•	Capital Markets: Sales decreased due to lower transaction and compliance volumes, partially offset by an increase in virtual data room services.
•	Investment Markets: Sales decreased due to lower mutual funds and healthcare volumes and price pressures.
•	Language Solutions and other: Sales decreased due to lower commercial print volume.

U.S. segment income from operations decreased $9.5 million, or 33.7%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to decreases in capital markets volumes, lower mutual funds volume and increased selling expenses, partially offset by an increase in virtual data room services.

Operating margins decreased from 14.0% for the three months ended September 30, 2015 to 9.7% for the three months ended September 30, 2016 due to unfavorable mix, price pressures in investment markets and increased selling expenses, partially offset by cost control initiatives.

International

	Three Months Ended June 30,
	2016	2015
	(in millions, except percentages)
Net sales	$32.1	$30.0
Income from operations	1.1	0.2
Operating margin	3.4%	0.7%
Restructuring, impairment and other charges-net	0.3	0.3

Net sales for the International segment for the three months ended September 30, 2016 were $32.1 million, an increase of $2.1 million, or 7.0%, compared to the three months ended September 30, 2015 including a $1.1 million, or 3.7%, decrease due to changes in foreign exchange rates. Net sales increased due to an increase in translation and funds services, partially offset by lower capital markets compliance volume.

International segment income from operations increased $0.9 million compared to the three months ended September 30, 2015, due to an increase in translation and funds services.

Operating margins increased from 0.7% for the three months ended September 30, 2015 to 3.4% for the three months ended September 30, 2016 due to the increase in translation and funds services.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended
	September 30,
	2016	2015
	(in millions)
Operating expenses	$1.8	$0.2

Corporate operating expenses for the three months ended September 30, 2016 increased $1.6 million versus the same period in 2015 due to costs related to the Separation and an increase in bad debt expense.

Results of Operations for the Nine Months Ended September 30, 2016 as Compared to the Nine Months Ended September 30, 2015

The following table shows the results of operations for the nine months ended September 30, 2016 and 2015:

	2016	2015	$ Change	% Change
	(in millions, except percentages)
Services net sales	$454.1	$479.9	$(25.8)	(5.4%)
Products net sales	308.4	331.0	(22.6)	(6.8%)
Net sales	762.5	810.9	(48.4)	(6.0%)
Services cost of sales (exclusive of depreciation and amortization)	214.6	222.4	(7.8)	(3.5%)
Services cost of sales with RRD affiliates (exclusive of depreciation and amortization)	29.4	31.5	(2.1)	(6.7%)
Products cost of sales (exclusive of depreciation and amortization)	179.9	177.5	2.4	1.4%
Products cost of sales with RRD affiliates (exclusive of depreciation and amortization)	48.6	58.4	(9.8)	(16.8%)
Cost of sales	472.5	489.8	(17.3)	(3.5%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	156.8	151.2	5.6	3.7%
Restructuring, impairment and other charges-net	3.6	3.3	0.3	9.1%
Depreciation and amortization	30.1	32.0	(1.9)	(5.9%)
Income from operations	$99.5	$134.6	$(35.1)	(26.1%)

Combined

Net sales of services for the nine months ended September 30, 2016 decreased $25.8 million, or 5.4%, to $454.1 million, versus the nine months ended September 30, 2015 including a $1.9 million, or 0.4%, decrease due to changes in foreign exchange rates. Additionally, net sales of services decreased due to lower capital markets transactions and compliance volume, partially offset by increased volume in virtual data room services, translation services and mutual fund content management services.

Net sales of products for the nine months ended September 30, 2016 decreased $22.6 million, or 6.8%, to $308.4 million versus the nine months ended September 30, 2015, including a $1.5 million, or 0.5%, decrease due to changes in foreign exchange rates. Additionally, net sales of products decreased due to lower volume in capital markets transactions, compliance, mutual funds print and commercial print and price pressures in investment markets.

Services cost of sales decreased $9.9 million, or 3.9%, for the nine months ended September 30, 2016, versus the same period in the prior year. Services cost of sales decreased due to lower capital markets transactions and compliance volume and cost control initiatives, partially offset by wage and other inflationary increases. As a percentage of net sales, services cost of sales increased 0.8% primarily due to unfavorable mix and wage and other inflation, partially offset by cost control initiatives.

Products cost of sales decreased $7.4 million, or 3.1%, for the nine months ended September 30, 2016, versus the same period in the prior year. Products cost of sales decreased primarily due to lower print volumes and cost control initiatives, partially offset by wage and other inflationary increases.  As a percentage of net sales, products cost of sales increased 2.8% primarily due to price pressures and wage and other inflation.

Selling, general and administrative expenses increased $5.6 million, or 3.7%, to $156.8 million, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to an increase in selling expenses and consulting, information technology and employee costs related to the Separation. As a percentage of net sales, selling, general, and administrative expenses increased from 18.6% for the nine months ended September 30, 2015 to 20.6% for the nine months ended September 30, 2016 due to lower volume and costs related to the Separation.

For the nine months ended September 30, 2016, the Company recorded net restructuring, impairment and other charges of $3.6 million compared to $3.3 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, these charges included $2.3 million of employee termination costs for 74 employees, $1.2 million of lease termination and other restructuring costs and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate. For the nine months ended September 30, 2015, these charges included $1.7 million of employee termination costs for 52 employees, $1.5 million of lease termination and other restructuring costs and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

Depreciation and amortization decreased $1.9 million, or 5.9%, to $30.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  Depreciation and amortization included $10.8 million and $11.7 million of amortization of other intangible assets related to customer relationships, trade names and non-compete agreements for the nine months ended September 30, 2016 and 2015, respectively.

Income from operations for the nine months ended September 30, 2016 decreased $35.1 million, or 26.1%, to $99.5 million versus the nine months ended September 30, 2015, due to a decrease in capital markets transactions and lower compliance and mutual funds print volume, partially offset by an increase in virtual data room, translation and mutual fund content management services and cost control initiatives.

	2016	2015	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$0.3	$0.9	$(0.6)	(66.7%)

Net interest expense decreased by $0.6 million for the nine months ended September 30, 2016 versus the same period in 2015, primarily due to a decrease in average outstanding debt with an RRD affiliate.

	2016	2015	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$99.2	$133.7	$(34.5)	(25.8%)
Income tax expense	39.3	52.6	(13.3)	(25.3%)
Effective income tax rate	39.6%	39.3%

The effective income tax rate was 39.6% for the nine months ended September 30, 2016 compared to 39.3% for the nine months ended September 30, 2015.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate.

U.S.

	Nine Months Ended September 30,
	2016	2015
	(in millions, except percentages)
Net sales	$662.4	$702.2
Income from operations	100.0	128.6
Operating margin	15.1%	18.3%
Restructuring, impairment and other charges-net	3.1	2.9

	Net Sales for the Nine Months
	Ended September 30,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Capital Markets	$369.5	$403.4	$(33.9)	(8.4%)
Investment Markets	263.7	268.8	(5.1)	(1.9%)
Language Solutions and other	29.2	30.0	(0.8)	(2.7%)
Total U.S.	$662.4	$702.2	$(39.8)	(5.7%)

Net sales for the U.S. segment for the nine months ended September 30, 2016 were $662.4 million, a decrease of $39.8 million, or 5.7%, compared to the nine months ended September 30, 2015.  Net sales decreased primarily due to lower compliance and capital markets transactions volume, lower mutual funds and commercial print volume and price pressures in investment markets, partially offset by an increase in virtual data room, translation and mutual fund content management services. An analysis of net sales by reporting unit follows:

•	Capital Markets: Sales decreased due to lower compliance and transactional volumes, partially offset by an increase in virtual data room services.
•	Investment Markets: Sales decreased due to lower mutual funds volume and price pressures, partially offset by an increase in content management services.
•	Language Solutions and other: Sales decreased due to lower commercial print volume, mostly offset by higher translations services volume.

U.S. segment income from operations decreased $28.6 million, or 22.2%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to decreases in capital markets volumes, price pressures in investment markets and wage and other inflation, partially offset by an increase in virtual data room, translation and mutual fund content management services and cost control initiatives.

Operating margins decreased from 18.3% for the nine months ended September 30, 2015 to 15.1% for the nine months ended September 30, 2016 due to unfavorable mix driven by lower capital markets transactions, partially offset by cost control initiatives.

International

	Nine Months Ended September 30,
	2016	2015
	(in millions, except percentages)
Net sales	$100.1	$108.7
Income from operations	7.2	10.0
Operating margin	7.2%	9.2%
Restructuring, impairment and other charges-net	0.5	0.4

Net sales for the International segment for the nine months ended September 30, 2016 were $100.1 million, a decrease of $8.6 million, or 7.9%, compared to the nine months ended September 30, 2015 including a $3.4 million, or 3.1%, decrease due to changes in foreign exchange rates. Additionally, net sales decreased primarily due to lower capital markets transactions and compliance volumes, partially offset by an increase in translations and virtual data room services.

International segment income from operations decreased $2.8 million, or 28.0%, compared to the nine months ended September 30, 2015, primarily due to the decline in capital markets transactions and compliance volumes and wage and other inflation increases, partially offset by cost control initiatives and lower incentive compensation expense.

Operating margins decreased from 9.2% for the nine months ended September 30, 2015 to 7.2% for the nine months ended September 30, 2016 due to lower capital markets transactions, partially offset by cost control initiatives and lower incentive compensation expense.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Nine Months Ended
	September 30,
	2016	2015
	(in millions)
Operating expenses	$7.7	$4.0

Corporate operating expenses for the nine months ended September 30, 2016 increased $3.7 million versus the same period in 2015 due to an increase in costs related to the Separation and an increase in bad debt expense.

Liquidity and Capital Resources

Prior to the Separation, RRD provided financing, cash management and other treasury services to Donnelley Financial. The Company’s cash balances were swept by RRD and the Company received funding from RRD for operating and investing needs. Cash transferred to and from RRD has been recorded as intercompany payables and receivables which are reflected in the net parent company investment in the condensed combined financial statements. Subsequent to the Separation, the Company no longer participates in cash management and funding arrangements with RRD.

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Cash on hand, operating cash flows and the Company’s $300.0 million senior secured revolving credit facility (the “Revolving Facility”) are the primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s debt obligations, capital expenditures necessary to support productivity improvement and growth, acquisitions, completion of restructuring programs and distributions to shareholders.

The following describes the Company’s cash flows for the nine months ended September 30, 2016 and 2015.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s services and products. Operating cash outflows are largely attributable to recurring expenditures for labor, rent, raw materials and other operating activities. Allocations of operating expenses from RRD are also reflected as operating cash inflows or outflows, including those for pension costs and current income taxes payable.

Net cash provided by operating activities was $56.8 million for the nine months ended September 30, 2016 compared to $59.0 million for the same period in 2015. The decrease in net cash provided by operating activities reflected a decrease in pension plan income allocations and timing of payments for employee-related liabilities and suppliers, partially offset by timing of cash collections.

Cash Flows Used For Investing Activities

Net cash used in investing activities was $17.0 million for the nine months ended September 30, 2016 compared to $16.9 million for the same period in 2015.  Capital expenditures were $14.0 million during the nine months ended September 30, 2016, a decrease of $2.9 million as compared to the same period of 2015. Net cash used in investing activities for the nine months ended September 30, 2016 also included $3.5 million used for the purchase of investments.

Cash Flows Used For Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2016 was $6.1 million compared to $54.6 million for the nine months ended September 30, 2015. The decrease in net cash used in financing activities reflected $348.2 million of proceeds from the issuance of long-term debt, offset by a $315.3 million increase in net transfers to RRD and its affiliates in connection with the Separation.

Contractual Cash Obligations and Other Commitments and Contingencies

In connection with the Separation, the Company entered into transition services agreements with RRD, covering certain support and back office services that the Company has historically received from RRD. Under the terms of the agreements, RRD will provide various services, including information technology, accounts receivable, accounts payable, payroll and other financial and administrative services and functions. The Company also entered into a transition services agreement with LSC, pursuant to which LSC will provide certain services to the Company. The services under the transition services agreements generally extend for up to 24 months following the Separation.

The Company entered into a number of commercial and other arrangements with RRD and its subsidiaries. These include, among other things, arrangements for the provision of services, including global outsourcing and logistics services, printing and binding, digital printing, composition and access to technology. The Company also entered into a number of commercial and other arrangements with LSC and its subsidiaries, pursuant to which LSC will print and bind products for the Company. The terms of the arrangements with RRD and LSC do not exceed 24 months.

In connection with the Separation, the Company assumed an operating lease through 2024 for the Company’s headquarters, with a total commitment of $14.1 million at October 1, 2016.  There is a related non-cancelable sublease rental to RRD of approximately $6.2 million for the same period.  The Company remains secondarily liable under this lease in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreement.

See discussion in Liquidity related to the Company's debt obligations.

Liquidity

On September 30, 2016, in connection with the Separation, the Company entered into a $350.0 million senior secured term loan B facility (the “Term Loan Credit Facility”) and the Revolving Facility.

On September 30, 2016, also in connection with the Separation, the Company issued $300.0 million of 8.25% senior unsecured notes due October 15, 2024 (the “Notes”). Interest on the Notes is payable semi-annually on April 15 and October 15, commencing on April 15, 2017. The issuance of the Notes was part of a debt exchange that resulted in the settlement of certain of RRD's bonds. Borrowings under the Term Loan Credit Facility were used to provide $340.2 million of cash to RRD, pursuant to the Separation agreement, as of September 30, 2016. In connection with the offering of the Notes, the Company entered into a registration rights agreement, dated as of September 30, 2016 (the “Registration Rights Agreement”). The Company will be required to pay specified additional interest on the Notes if it fails to comply with its registration obligations under the Registration Rights Agreement.

In accordance with the Separation and Distribution Agreement, there will be a cash adjustment payable to or receivable from RRD for the September 30, 2016 cash balance greater or less than an agreed-upon target cash balance of $50.0 million as defined in the Separation and Distribution Agreement. The Separation and Distribution Agreement also includes a provision for RRD to make a future cash payment of $68.0 million to Donnelley Financial no later than April 1, 2017.

The Company’s debt maturities as of September 30, 2016 are shown in the table below:

	Debt Maturity Schedule
	Total	2016	2017	2018	2019	2020	Thereafter
Borrowings under the Term Loan Credit Facility (a)	$350.0	$4.4	$17.5	$17.5	$17.5	$17.5	$275.6
Senior notes (b)	300.0	—	—	—	—	—	300.0
Total	$650.0	$4.4	$17.5	$17.5	$17.5	$17.5	$575.6

(a)	Excludes unamortized debt issuance costs of $5.0 million and a discount of $1.8 million which do not represent contractual commitments with a fixed amount or maturity date.
(b)	Excludes unamortized debt issuance costs of $6.7 million which do not represent contractual commitments with a fixed amount or maturity date.

The Credit Agreement is subject to a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $15.0 million in aggregate.

The Notes are also subject to a number of covenants that restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers, consolidations and acquisitions, make dividend payments and other distributions, make restricted payments and dispose of certain assets. In addition, many of the restrictive covenants will not apply to the Company and its restricted subsidiaries during any period when the Notes are rated investment grade by both Standard & Poor’s Ratings Services (”S&P”) and Moody’s Investor Services, Inc. (“Moody’s”), or, in certain circumstances, another rating agency selected by the Company, provided at such time no default under the Indenture has occurred and is continuing.

As of September 30, 2016, there were no borrowings under the Revolving Facility. Accordingly, at September 30, 2016, $300.0 million of borrowing capacity was available for the purposes permitted by the Credit Agreement.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. Currently, the Revolving Facility is supported by seventeen U.S. and international financial institutions.

The Company’s liquidity may be affected by its credit ratings. The Company’s S&P and Moody’s credit ratings as of September 30, 2016 are shown in the table below:

	S&P	Moody's
Ratings
Long-term corporate credit rating	BB-	B1
Senior unsecured debt	BB-	B3
Credit Agreement	BB-	B1
Outlook	Stable	Stable

Cash and cash equivalents of $53.0 million at September 30, 2016 included $27.4 million in the U.S. and $25.6 million at international locations. The Company has not recognized deferred tax liabilities related to taxes on foreign earnings as foreign earnings are considered to be permanently reinvested. Certain cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 12, Commitments and Contingencies, to the Condensed Combined Financial Statements.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s combined financial statements are described in Note 14, New Accounting Pronouncements, to the Condensed Combined Financial Statements.

CAUTIONARY STATEMENT

The Company has made forward-looking statements in this Quarterly Report on Form 10-Q that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of the Company. Generally, forward-looking statements include information concerning possible or assumed future actions, events, or results of operations of the Company.

These statements may include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and variations of such words and similar expressions are intended to identify our forward-looking statements.

Forward-looking statements are not guarantees of performance. These forward-looking statements are subject to a number of important factors, including those factors discussed in detail in “Part II--Item 1A: Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

•	the volatility of the global economy and financial markets, and its impact on transactional volume;
•	failure to offer high quality customer support and services;
•	the retention of existing, and continued attraction of additional clients and key employees;
•	the growth of new technologies with which we may be able to adequately compete;
•	our inability to maintain client referrals;
•	vulnerability to adverse events as a result of becoming a stand-alone company following the Separation from RRD, including the inability to obtain as favorable of terms from third-party vendors;
•	the competitive market for our products and industry fragmentation affecting our prices;
•	the ability to gain client acceptance of our new products and technologies;
•	delay in market acceptance of our products and services due to undetected errors or failures found in our products and services;
•	failure to maintain the confidentiality, integrity and availability of our systems, software and solutions;
•	failure to properly use and protect client and employee information and data;
•	the effect of a material breach of security or other performance issues of any of our or our vendors’ systems;
•	factors that affect client demand, including changes in economic conditions, national or international regulations and clients’ budgetary constraints;
•	our ability to access debt and the capital markets due to adverse credit market conditions;
•	changes in the availability or costs of key materials (such as ink and paper) or in prices received for the sale of by-products;
•	failure to protect our proprietary technology;
•	failure to successfully integrate acquired businesses into our business;
•	availability to maintain our brands and reputation;
•	the retention of existing, and continued attraction of, key employees;
•	the effects of operating in international markets, including fluctuations in currency exchange rates;
•	the effect of economic and political conditions on a regional, national or international basis;
•	lack of market for our common stock;
•	lack of history as an operating company and costs associated with being an independent company;
•	failure to achieve certain intended benefits of the Separation; and
•	failure of RRD or LSC Communications, Inc. to satisfy their respective obligations under transition services agreements or other agreements entered into in connection with the Separation.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

Consequently, readers of the Quarterly Report on Form 10-Q should consider these forward looking statements only as the Company’s current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company undertakes no obligation to update or revise any forward-looking statements in this Quarterly Report on Form 10-Q to reflect any new events or any change in conditions or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The Company discusses risk management in various places throughout this document, including discussions concerning liquidity and capital resources.

Credit Risk

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated due to the Company’s large, diverse customer base, dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10% of the Company’s combined net sales in the nine months ended September 30, 2016. The Company maintains provisions for potential credit losses and such losses to date have normally been within the Company’s expectations. The Company evaluates the solvency of its customers on an ongoing basis to determine if additional allowances for doubtful accounts receivable need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.

Commodities

The primary raw materials used by the Company are paper and ink. To reduce price risk caused by market fluctuations, the Company has incorporated price adjustment clauses in certain sales contracts. Management believes a hypothetical 10% change in the price of paper and other raw materials would not have a significant effect on the Company’s combined annual results of operations or cash flows as these costs are generally passed through to its customers. However, such an increase could have an impact on our customers’ demand for printed products, and we are not able to quantify the impact of such potential change in demand on our combined annual results of operations or cash flows.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2016. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

(b)	Changes in internal control over financial reporting.

Under the rules and regulations of the Securities and Exchange Commission, Donnelley Financial is not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until its Annual Report on Form 10-K for the year ending December 31, 2017. In its Annual Report on Form 10-K for the year ending December 31, 2017, management and the Company’s independent registered public accounting firm will be required to provide an assessment as to the effectiveness of the Company’s internal control over financial reporting.

During the third quarter of 2016, under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company completed preparations and implementations for a series of changes to its information technology environment, which includes financial reporting systems, to support its separate financial reporting requirements. There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2016 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 12, Commitments and Contingencies, to the Condensed Combined Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Information Statement included as Exhibit 99.1 to the Company’s effective Registration Statement on Form-10, as filed with the SEC on September 20, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

2.1

Separation and Distribution Agreement, dated as of September 14, 2016, by and among R. R. Donnelley & Sons Company, LSC Communications, Inc. and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.2

Transition Services Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.3

Transition Services Agreement, dated as of September 14, 2016, between LSC Communications, Inc. and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.4

Tax Disaffiliation Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.5

Patent Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.6

Trademark Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.7

Data Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.8

Software, Copyright and Trade Secret Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.1

Stockholder and Registration Rights Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.2

Indenture, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.3

Registration Rights Agreement, dated as of September 30, 2016, by and among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and MUFG Securities Americas Inc., as Representatives (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

8.1

Tax Opinion of Sullivan & Cromwell LLP, dated as of September 29, 2016 (incorporated by reference to Exhibit 8.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

10.1

Credit Agreement, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.2

2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.3

Donnelley Financial Solutions, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.4

Donnelley Financial Solutions, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.5

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and Daniel N. Leib (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.6

Amendment to Employment Agreement between the Company and Daniel N. Leib dated October 26, 2016 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 26, 2016, filed on October 27, 2016)*

10.7

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and Thomas F. Juhase (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.8

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and David A. Gardella (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.9

Assignment of Severance Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and Jennifer B. Reiners (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.10	Form of Director Indemnification Agreement (filed herewith)
31.1	Certification by Daniel N. Leib, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)
31.2	Certification by David A. Gardella, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)
32.1

Certification by Daniel N. Leib, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2

Certification by David A. Gardella, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONNELLEY FINANCIAL SOLUTIONS, INC.

By:	/s/ DAVID A. GARDELLA
David A. Gardella
Executive Vice President and Chief Financial Officer

Date: November 9, 2016