Form 10-K
period 2016-12-31
Donnelley Financial Solutions, Inc.
filed 2017-02-28
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-37728

Donnelley Financial Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4829638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
35 West Wacker Drive, Chicago, Illinois	60601
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code—(844) 866-4337

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock (Par Value $0.01)	NYSE

Securities registered pursuant to Section 12(g) of the Act:  None

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2016, the registrant’s common stock was not publicly traded.

As of February 24, 2017, 32,606,306 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement related to its annual meeting of stockholders scheduled to be held on May 18, 2017 are incorporated by reference into Part III of this Form 10-K.

DONNELLEY FINANCIAL SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

PART I

ITEM 1.	BUSINESS

Company Overview

Donnelley Financial Solutions, Inc. (“Donnelley Financial,” or the “Company”) is a financial communications services company that supports global capital markets compliance and transaction needs for its corporate clients and their advisors (such as law firms and investment bankers) and global investment management compliance and analytics needs for mutual fund companies, variable annuity providers and broker/dealers. The Company provides content management, multi-channel content distribution, data management and analytics services, collaborative workflow and business reporting tools, and translations and other language services in support of its clients’ communications requirements. The Company operates in two business segments:

•

United States. The U.S. segment is comprised of three reporting units: capital markets, investment markets, and language solutions and other. The Company services capital market and investment market clients in the U.S by delivering products and services to help create, manage and deliver financial communications to investors and regulators. The Company provides capital market and investment market clients with communication tools and services to allow them to comply with their ongoing regulatory filings. In addition, the U.S. segment provides clients with communications services to create, manage and deliver registration statements, prospectuses, proxies and other communications to regulators and investors. The U.S. segment also includes language solutions and commercial printing capabilities.

•

International. The International segment includes operations in Asia, Europe, Canada and Latin America. The international business is primarily focused on working with international capital markets clients on capital markets offerings and regulatory compliance related activities within the United States. In addition, the International segment provides services to international investment market clients to allow them to comply with applicable U.S. Securities and Exchange Commission (“SEC”) regulations, as well as language solutions to international clients.

The Company reports certain unallocated selling, general and administrative activities and associated expenses within “Corporate”, including, in part, executive, legal, finance, marketing and certain facility costs. In addition, certain costs and earnings of employee benefit plans, such as pension income and share-based compensation, are included in Corporate and are not allocated to the reportable segments. Prior to the Separation (as defined below), many of these costs were based on allocations from RR Donnelley & Sons Company (“RRD”); however, beginning October 1, 2016, the Company incurs such costs directly.

For the Company’s financial results and the presentation of certain other financial information by segment, see Note 18, Segment Information, to the Consolidated and Combined Financial Statements. For financial information by geographic area, including net sales and long-lived assets, see Note 19, Geographic Area and Products and Services Information, to the Consolidated and Combined Financial Statements.

Client Services

The Company’s business is diversified across a range of products and services that enable it to work with companies and their advisors at different points throughout the business lifecycle, including private companies, public companies and companies that have filed for bankruptcy. The Company’s clientele is primarily focused in three areas: capital markets, investment markets, and language solutions, and the Company also provides clients with Data and Analytics services and products. The Company services clients in each of these areas with distinct, proprietary solutions tailored to meet their varying regulatory, transactional and communications needs and are able to achieve operational leverage through the use of common technology and service platforms.

Global Capital Markets

The Company’s global capital markets (“GCM”) clients consist mainly of companies that are subject to the filing and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”) and the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). In 2016, approximately 40% of GCM net sales were compliance in nature. The Company also supports public and private companies throughout the mergers and acquisitions transaction process and in public and private capital markets transactions with deal management solutions focused on aiding transactional efficiency from inception to completion. In 2016, approximately 50% of GCM net sales were transactional in nature and approximately 10% of GCM net sales were related to Venue data room services. The Company provides a comprehensive suite of products and services to help its GCM clients comply with disclosure obligations, create, manage and deliver accurate and timely financial communications and manage public and private transaction processes. The Company also provides GCM clients with data and analytics services focused on uncovering intelligence from financial disclosures and offering distribution of company data and public filings.

Many of the Company’s GCM clients are companies required by the SEC to file reports pursuant to the Exchange Act, through the SEC’s Electronic Data Gathering, Analysis, and Retrieval (EDGAR) system. The EDGAR system requires filers to prepare and submit filings using the SEC’s specified file formats. The Company’s EDGAR filing services assist its GCM clients in preparing Exchange Act filings that are compatible with the EDGAR system, and its employees have expertise and significant experience navigating this process with companies and their advisors. Specifically, many of the Company’s GCM clients are required to file proxy statements pursuant to the Exchange Act, and the Company’s Proxy Design service allows its clients to tailor these proxies by helping them to identify and match an appropriate style and format to their unique corporate culture and proxy-related objectives. The Company serves its GCM clients from local offices in most major cities in the U.S. and international jurisdictions in which the Company has operations. The Company believes that its local teams set the standard for reliable and efficient service and convenience.

As part of their regulatory filing requirements, the Company’s GCM clients who submit Exchange Act reports are also required to submit tagged files in the SEC-mandated eXtensible Business Reporting Language (XBRL) format. The Company provides these clients with a suite of tagging, review and validation tools to assist them with the XBRL requirements, and the Company has teams of accounting and financing professionals that assist its GCM clients with the processes of tag selection, tag review, file creation, validation and distribution, if required for their Exchange Act filings with the SEC.

In addition to the EDGAR filing services it provides, in which it formats and manages the content of the filings on behalf of its clients, the Company also offers a cloud-based disclosure management system called ActiveDisclosure that allows its GCM clients to collaboratively create, review and distribute financial communication and regulatory compliance documents on their own systems and then file directly on the SEC’s EDGAR system and File 16 for Section 16 filings, each of which, with assistance from the Company’s experienced professionals as needed, may reduce the time of the financial close process for its clients.

The Company provides services for GCM clients throughout the course of public and private business transactions, including those transactions that are subject to the requirements of the Securities Act. The Company assists many of its clients with certain transaction-related EDGAR filing and print services (including registration statements, prospectuses, offering circulars, proxy statements and XBRL-tagged filings), as well as with the technical aspects of the regulatory filing process. The Company has conferencing facilities in most major cities in the U.S. and the international jurisdictions in which it has operations for in-person working groups to meet to strategize and prepare documents for the transactional deal stream. The Company’s sites are outfitted to provide EDGAR filing capabilities, typesetting, meeting rooms and around-the-clock service.

In addition, for both public and private transactions, many of the Company’s GCM clients use its line of Venue products and services to manage the transaction process and increase efficiency. The Company’s Venue Virtual Data Room product is a cloud-based service that allows companies to securely organize, manage, distribute and track corporate governance, financing, legal and other documents in an online workspace accessible to internal and outside advisors alike. The Company’s GCM clients use Venue Virtual Data Rooms for capital markets transactions, mergers and acquisition transactions and other transactions to facilitate their document management and due diligence processes.

Venue Deal Marketing is a service provided through Peloton Documents, a company in which the Company has made a strategic investment. The Peloton solution creates interactive transaction related documents that enable companies, investors and advisors to communicate a company’s value and market and manage large, complex deals directly from their data room. Peloton’s technology leverages video and other rich media content as the vehicle to illustrate the value of a business by enabling the user to tell a more dynamic company story to better gauge interest from potential buyers and investors. Users include some of the world’s largest investment banks and private equity firms.

Global Investment Markets

The Company provides products and services to clients operating in global investment markets (“GIM”) within the United States and internationally, including United States based mutual funds, hedge and alternative investment funds, insurance companies and overseas investment structures for collective investments (similar to mutual funds in the United States). The Company also provides products to third party service providers and custodians who support investment managers, and it sells products and distribution services to the broker networks and financial advisors that distribute and sell investment products. The Company services the top variable annuity and variable life providers and many funds use the Company’s software products to create reports, prospectuses, fact sheets and other marketing and disclosure documents for distribution or submission to investors and regulators. In 2016, approximately 97% of GIM net sales were compliance in nature, while the remaining 3% of GIM net sales were transactional in nature. Of the Company’s total GIM net sales in 2016, approximately 60% were derived from clients in the mutual funds industry and 40% were derived from clients in the healthcare and insurance industries. The Company’s teams currently support clients in the United States, Canada, Ireland, the United Kingdom, Luxembourg, India and Australia, with the Company’s average relationship with GIM clients exceeding 12 years.

The Company offers its GIM clients a comprehensive set of products and services, including the FundSuiteArc software platform. FundSuiteArc is a suite of online content management products, which enable the Company’s GIM clients to store and manage information in a self-service, central repository so that compliance and regulatory documents can be easily edited, assembled, accessed, translated, rendered, and submitted to regulators.

In the United States, mutual funds, variable annuity products, and qualifying institutional hedge funds are required by the SEC to file registration forms and subsequent ongoing disclosures as well as XBRL-formatted filings pursuant to the 1940 Act, through the SEC’s EDGAR system. Using its filing capabilities, the Company works with many of its GIM clients to prepare and submit these 1940 Act and XBRL filings using the SEC’s specified file formats.

Changes in how investors consume information have led to new ways for investors to receive disclosure documents. GIM offers various technology and electronic delivery products and services to make the distribution of documents and content more efficient. Through an investment in and an agreement with Mediant, the Company provides a suite of software to brokers and financial advisors which enable them to monitor and view shareholder communications and support the distribution and tabulation of corporate elections for shareholders.

Language Solutions

The Company supports domestic and international businesses in a variety of industries by helping them adapt their business content into different languages for specific countries, markets and regions through a complete suite of language products and services. The Company’s suite of services includes translation, editing, interpreting, proof-reading and multilingual typesetting, plus specialized content services such as transcreation (cultural adaptation of marketing materials), copywriting, linguistic validation by subject matter experts (specifically in the medical sector), transcription, voice-over, subtitling, and localization (website software adaptation for a specific market). The Company also provides application testing and quality assurance, which enable consistent performance of web, desktop and mobile applications, as well as cultural consulting services, helping corporations with their cross-cultural communications. The Company generally provides its suite of services to clients through project-by-project or preferred vendor arrangements, with the majority of its net sales from language solutions derived from the Company’s International segment. The Company provides its language solutions offerings to clients operating in a variety of industries, with language solutions 2016 net sales derived from clients in the financial, corporate, life sciences and legal industries, among others.

The Company engages as independent contractors a network of over 5,000 accredited, in-country linguists to support its clients in over 140 languages and provide a 24/7/365 service delivery platform to assist its clients at all times, enabling a shorter time-to-market. The Company’s language solutions services are supported by its innovative language technology, including a market leading proprietary Translation Management System (MultiTrans) with terminology management and translation memory features. This state-of-the-art system stores terminology preferences and reduces costs by using previously-translated content. In addition, the Company offers a website translation service which is a cloud-based platform that enables dynamic website translation. The Company also continually drives innovation with new technologies, such as machine translation, to generate translations at the click of a button, post-machine translation editing to improve the quality of computer-generated translations, and voice recognition to gain efficiencies in audio-to-text solutions.

Data and Analytics

The Company also helps professionals uncover intelligence from financial disclosures, offering distribution of company data and public filings for equities, mutual funds and other publicly traded assets through Application Program Interfaces, or APIs, online subscriptions and data licenses. The Company extracts critical company data in real time, verifies its accuracy, converts it to value-added formats like XML, JSON and XBRL, securely stores the information and then provides clients access to the data through various delivery methods.

The Company is able to leverage proprietary technology to create robust, timely and accurate data sets, distributing high quality, interactive financial data and services to the investment community. With deep experience and knowledge, the Company is advancing how financial data is consumed, delivered and analyzed, helping to transform data points into constructive, valuable information.

In addition to access to data sets, the Company provides subscription-based proprietary desktop and web tools for data analysis. EDGARPro enables investors, analysts, lawyers, auditors and corporate executives to access detailed company information, as-reported and standardized financial data, SEC filings, stock quotes and news. I-Metrix, a Microsoft Excel plugin, provides quick and accurate XBRL-tagged financial statement data via an easy-to-use web interface for data downloads, enabling simple or complex modeling with the goal of providing better, faster and smarter financial analysis and company research. The Company’s additional offerings include solutions for E-Prospectus, Investor Relations websites and XBRL data set creation and validation for use outside of SEC filings.

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

Spin-off Transaction

On October 1, 2016, Donnelley Financial became an independent publicly traded company through the distribution by RRD of approximately 26.2 million shares, or 80.75%, of Donnelley Financial common stock to RRD shareholders (the “Separation”). Holders of RRD common stock received one share of Donnelley Financial common stock for every eight shares of RRD common stock held on September 23, 2016. RRD retained approximately 6.2 million shares of Donnelley Financial common stock, or a 19.25% interest in Donnelley Financial, as part of the Separation, but expects to dispose of the common stock that it retained in the 12-month period following the Separation. Donnelley Financial’s Registration Statement on Form 10, as amended, was declared effective by the SEC on September 20, 2016. Donnelley Financial’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange on October 3, 2016. On October 1, 2016, RRD also completed the previously announced separation of LSC Communications, Inc. (“LSC”), its publishing and retail-centric print services and office products business.

Competition

Technological and regulatory changes, including the electronic distribution of documents and data hosting of media content, continue to impact the market for our products and services. One of the Company’s competitive strengths is that it offers a wide array of communications products, compliance services and technologies, a global platform, exceptional sales and service and regulatory domain expertise, which provide differentiated solutions for its clients.

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

Market Volatility/Cyclicality

The Company is subject to market volatility in the United States and world economy, as the success of the transactional offering is largely dependent on the global market for IPOs, secondary offerings, mergers and acquisitions, public and private debt offerings, leveraged buyouts, spinouts and other transactions. The International segment is particularly susceptible to capital market volatility as most of the International business is capital markets transaction focused. The Company mitigates some of that risk by offering services in higher demand during a down market, like document management tools for the bankruptcy/restructuring process, and also moving upstream from the filing process with products like Venue, the Company’s data room solution. The Company also attempts to balance this volatility through supporting the quarterly/annual public company reporting process through its EDGAR filing services and ActiveDisclosure product, its investment markets regulatory and shareholder communications offering and continues to expand into adjacent growth businesses like language solutions and data and analytics, which have recurring revenues and are not as susceptible to market volatility and cycles. This quarterly/annual public company reporting process work also subjects the Company to filing seasonality shortly after the end of each fiscal quarter, with peak periods during the course of the year that have operational implications. Such operational implications include the need to increase staff during peak periods through a combined strategy of hiring additional full-time and temporary personnel, increasing the premium time of existing staff, and outsourcing production for a number of services. Additionally, clients and their financial advisors have begun to increasingly rely on web-based services which allow clients to autonomously file and distribute compliance documents with regulatory agencies, such as the SEC. While the Company believes that its ActiveDisclosure and FundSuiteArc solutions are competitive in this space, competitors are continuing to develop technologies that aim to improve clients’ ability to autonomously produce and file documents to meet their regulatory obligations. The Company continues to remain focused on driving recurring revenue in order to mitigate market volatility.

Raw Materials

The primary raw materials used in the Company’s printed products are paper and ink. The paper and ink supply is sourced from a small set of select suppliers in order to ensure consistent quality that meets the Company’s performance expectations and provides for continuity of supply. The Company believes that the risk of incurring material losses as a result of a shortage in raw materials is unlikely and that the losses, if any, would not have a materially negative impact on the Company’s business.

Distribution

The Company’s products are distributed to end-users through the U.S or foreign postal services, through retail channels, electronically or by direct shipment to customer facilities. Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail.

Customers

For each of the years ended December 31, 2016, 2015 and 2014, no customer accounted for 10% or more of the Company’s consolidated and combined net sales.

Technology

The Company invests resources in developing software to improve its services. The Company invests in its core composition systems and client facing solutions and has also adopted market-leading third party systems which have improved the efficiency of its sales and operations processes.

Environmental Compliance

It is the Company’s policy to conduct its global operations in accordance with all applicable laws, regulations and other requirements. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future. However, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated and combined annual results of operations, financial position or cash flows.

Employees

As of December 31, 2016, the Company had approximately 3,600 employees.

Available Information

The Company maintains a website at www.dfsco.com where the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as other SEC filings, are available without charge, as soon as reasonably practicable following the time they are filed with, or furnished to, the SEC. The Principles of Corporate Governance of the Company’s Board of Directors, the charters of the Audit, Compensation, Corporate Responsibility & Governance Committees of the Board of Directors and the Company’s Principles of Ethical Business Conduct are also available on the Investor Relations portion of the Company’s website, and will be provided, free of charge, to any shareholder who requests a copy. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of or incorporated by reference in this document.

Special Note Regarding Forward-Looking Statements

The Company has made forward-looking statements in this Annual Report on Form 10-K within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of the Company. Generally, forward-looking statements include information concerning possible or assumed future actions, events, or results of operations of the Company.

These statements may include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and variations of such words and similar expressions are intended to identify our forward-looking statements.

Forward-looking statements are not guarantees of performance. These forward-looking statements are subject to a number of important factors, including those factors discussed in detail in “Item 1A: Risk Factors” and elsewhere in this Annual Report on Form 10-K, that could cause our actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

•	the volatility of the global economy and financial markets, and its impact on transactional volume;
•	failure to offer high quality customer support and services;
•	the retention of existing, and continued attraction of additional clients and key employees;
•	the growth of new technologies with which we may be able to adequately compete;
•	our inability to maintain client referrals;
•	vulnerability to adverse events as a result of becoming a stand-alone company following the Separation from RRD, including the inability to obtain as favorable of terms from third-party vendors;
•	the competitive market for our products and industry fragmentation affecting our prices;
•	the ability to gain client acceptance of our new products and technologies;
•	delay in market acceptance of our products and services due to undetected errors or failures found in our products and services;
•	failure to maintain the confidentiality, integrity and availability of our systems, software and solutions;
•	failure to properly use and protect client and employee information and data;
•	the effect of a material breach of security or other performance issues of any of our or our vendors’ systems;
•	factors that affect client demand, including changes in economic conditions, national or international regulations and clients’ budgetary constraints;
•	our ability to access debt and the capital markets due to adverse credit market conditions;
•	the effect of increasing costs of providing healthcare and other benefits to our employees
•	changes in the availability or costs of key materials (such as ink and paper) or in prices received for the sale of by-products;
•	failure to protect our proprietary technology;
•	failure to successfully integrate acquired businesses into our business;

•	availability to maintain our brands and reputation;
•	the retention of existing, and continued attraction of, key employees, including management;
•	the effects of operating in international markets, including fluctuations in currency exchange rates;
•	the effect of economic and political conditions on a regional, national or international basis;
•	lack of market for our common stock;
•	lack of history as an operating company and costs associated with being an independent company;
•	failure to achieve certain intended benefits of the Separation; and
•	failure of RRD or LSC to satisfy their respective obligations under transition services agreements or other agreements entered into in connection with the Separation.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

Consequently, readers of the Annual Report on Form 10-K should consider these forward looking statements only as the Company’s current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company undertakes no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K to reflect any new events or any change in conditions or circumstances.

ITEM 1A.	RISK FACTORS

The Company’s consolidated and combined results of operations, financial position and cash flows can be adversely affected by various risks. These risks include the principal factors listed below and the other matters set forth in the Annual Report on Form 10-K. You should carefully consider all of these risks.

A significant part of our business is derived from the use of our products and services in connection with financial and strategic business transactions. Economic trends that affect the volume of these transactions may negatively impact the demand for our products and services.

A significant portion of our net sales depends on the purchase of our products and use of our services by parties involved in GCM compliance and transactions. As a result, our business is largely dependent on the global market for IPOs, secondary offerings, mergers and acquisitions, public and private debt offerings, leveraged buyouts, spinouts, bankruptcy and claims processing and other transactions. These transactions are often tied to economic conditions and dependent upon the performance of the overall economy, and the resulting volume of these types of transactions drives demand for our products and services. Downturns in the financial markets, global economy or in the economies of the geographies in which we do business and reduced equity valuations all create risks that could negatively impact our business. For example, in the past, economic volatility has led to a decline in the financial condition of a number of our clients and led to the postponement of their capital markets transactions. To the extent that there is continued volatility, we may face increasing volume pressure. Furthermore, our offerings for GIM clients can be affected by fluctuations in the inflow and outflow of money into investment management funds which determines the number of new funds that are opened, as well as, closed. As a result, we are not able to predict the impact any potential worsening of macroeconomic conditions could have on our results of operations. The level of activity in the financial communications services industry, including the financial transactions and related compliance needs our products and services are used to support, is sensitive to many factors beyond our control, including interest rates, regulatory policies, general economic conditions, our clients’ competitive environments, business trends, terrorism and political change. In addition, a weak economy could hinder our ability to collect amounts owed by clients. Failure of our clients to pay the amounts owed to us, or to pay such amounts in a timely manner, may increase our exposure to credit risks and result in bad debt write-offs. Unfavorable conditions or changes in any of these factors could negatively impact our results of operations, financial position and cash flow.

The quality of our customer support and services offerings is important to our clients, and if we fail to offer high quality customer support and services, clients may not use our solutions and our net sales may decline.

A high level of customer support is critical for the successful marketing and sale of our solutions. If we are unable to provide a level of customer support and service to meet or exceed the expectations of our clients, we could experience a loss of clients and market share, a failure to attract new clients, including in new geographic regions and increased service and support costs and a diversion of resources. Any of these results could negatively impact our results of operations, financial position and cash flow.

A substantial part of our business depends on clients continuing their use of our products and services. Any decline in our client retention would harm our future operating results.

We do not have long term contracts with most of our GCM and GIM clients, and therefore rely on their continued use of our products and services, particularly for compliance related services. As a result, client retention, particularly during periods of declining transactional volume, is an important part of our strategic business plan. There can be no assurance that our clients will continue to use our products and services to meet their ongoing needs, particularly in the face of competitors’ products and services offerings. Our client retention rates may decline due to a variety of factors, including:

•	our inability to demonstrate to our clients the value of our solutions;
•	the price, performance and functionality of our solutions;
•	the availability, price, performance and functionality of competing products and services;
•	our clients’ ceasing to use or anticipating a declining need for our services in their operations;
•	consolidation in our client base;
•	the effects of economic downturns and global economic conditions; or
•	reductions in our clients’ spending levels.

If our retention rates are lower than anticipated or decline for any reason, our net sales may decrease and our profitability may be harmed, which could negatively impact our results of operations, financial position and cash flow.

Our business may be adversely affected by new technologies enabling clients to produce and file documents on their own.

The Company’s business may be adversely affected as clients seek out opportunities to produce and file regulatory documentation on their own and begin to implement technologies that assist them in this process. For example, clients and their financial advisors have increasingly relied on web-based services which allow clients to autonomously file and distribute reports required pursuant to the Exchange Act, prospectuses and other materials as a replacement for using our EDGAR filing services. If technologies are further developed to provide our clients with the ability to autonomously produce and file documents to meet their regulatory obligations, and we do not develop products or provide services to compete with such new technologies, our business may be adversely affected by those clients who choose alternative solutions, including self-serving or filing themselves.

Our performance and growth depend on our ability to generate client referrals and to develop referenceable client relationships that will enhance our sales and marketing efforts.

We depend on users of our solutions to generate client referrals for our services. We depend in part on the financial institutions, law firms and other third parties who use our products and services to recommend our solutions to their client base, which allows us to reach a larger client base than we can reach through our direct sales and internal marketing efforts. For instance, a portion of our net sales from GCM clients is derived from referrals by investment banks, financial advisors and law firms that have utilized our services in connection with prior transactions. These referrals are an important source of new clients for our services.

A decline in the number of referrals we receive could require us to devote substantially more resources to the sales and marketing of our services, which would increase our costs, potentially lead to a decline in our net sales, slow our growth and negatively impact our results of operations, financial position and cash flow.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last up to two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union-derived laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have an adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could negatively impact our results of operations, financial positions and cash flow.

As part of RRD, we received favorable terms and prices from existing third-party vendors that we source products and services from based on the full purchasing power of RRD. Following the Separation, we are a smaller company and may experience increased costs resulting from a decrease in purchasing power.

Prior to the Separation, we were able to take advantage of RRD’s size and purchasing power in sourcing products and services from third-party vendors. Following the Separation, we are a smaller company and are unlikely to have the same purchasing power that we had as part of RRD. Although we are seeking to expand our direct purchasing relationships with many of our most important third-party vendors, we may be unable to obtain products and services at prices and on terms as favorable as those available to us prior to the Separation, which could negatively impact our results of operations, financial positions and cash flow.

The spin-off from RRD could result in significant liability to Donnelley Financial.

The spin-off was intended to qualify for tax-free treatment to RRD and its stockholders under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the Code). Completion of the spin-off was conditioned upon, among other things, the receipt of a private letter ruling from the IRS regarding certain issues relating to the tax-free treatment of the spin-off. Although the IRS private letter ruling is generally binding on the IRS, the continuing validity of such ruling is subject to the accuracy of factual representations and assumptions made in the ruling.   Completion of the spin-off was also conditioned upon RRD’s receipt of a tax opinion from Sullivan & Cromwell LLP regarding certain aspects of the spin-off not covered by the IRS private letter ruling. The opinion was based upon various factual representations and assumptions, as well as certain undertakings made by RRD, Donnelley Financial and LSC. If any of the factual representations or assumptions in the IRS private letter ruling or tax opinion are untrue or incomplete in any material respect, an undertaking is not complied with, or the facts upon which the IRS private letter ruling or tax opinion are based are materially different from the actual facts relating to the spin-off, the opinion or IRS private letter ruling may not be valid. Moreover, opinions of a tax advisor are not binding on the IRS. As a result, the conclusions expressed in the opinion of a tax advisor could be successfully challenged by the IRS.

If the Separation is determined to be taxable, RRD and its stockholders could incur significant tax liabilities, and under the tax matters agreement and the letter agreement, Donnelley Financial may be required to indemnify RRD for any liabilities incurred by RRD if the liabilities are caused by any action or inaction undertaken by Donnelley Financial following the spin-off.  For additional detail, refer to Tax Disaffiliation Agreement, filed as Exhibit 2.4 to this Annual Report on Form 10-K.

The tax rules applicable to the Separation may restrict us from engaging in certain corporate transactions or from raising equity capital beyond certain thresholds for a period of time after the separation.

To preserve the tax-free treatment of the Separation from RRD under the Tax Disaffiliation Agreement, for the two-year period following the Separation, we are subject to restrictions with respect to:

•

taking any action that would result in our ceasing to be engaged in the active conduct of our business, with the result that we are not engaged in the active conduct of a trade or business within the meaning of certain provisions of the Code;

•	redeeming or otherwise repurchasing any of our outstanding stock, other than through certain stock purchases of widely held stock on the open market;
•

amending our Certificate of Incorporation (or other organizational documents) that would affect the relative voting rights of separate classes of our capital stock or would convert one class of our capital stock into another class of our capital stock;

•	liquidating or partially liquidating;
•

merging with any other corporation (other than in a transaction that does not affect the relative shareholding of our shareholders), selling or otherwise disposing of (other than in the ordinary course of business) our assets, or taking any other action or actions if such merger, sale, other disposition or other action or actions in the aggregate would have the effect that one or more persons acquire (or have the right to acquire), directly or indirectly, as part of a plan or series of related transactions, assets representing one-half or more our asset value;

•

taking any other action or actions that in the aggregate would have the effect that one or more persons acquire (or have the right to acquire), directly or indirectly, as part of a plan or series of related transactions, capital stock of ours possessing (i) at least 50% of the total combined voting power of all classes of stock or equity interests of ours entitled to vote, or (ii) at least 50% of the total value of shares of all classes of stock or of the total value of all equity interests of ours, other than an acquisition of our shares as part of the Separation solely by reason of holding RRD common stock (but not including such an acquisition if such RRD common stock, before such acquisition, was itself acquired as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares of our stock meeting the voting and value threshold tests listed previously in this bullet); and

•

taking any action that (or failing to take any action the omission of which) would be inconsistent with the Separation qualifying as, or that would preclude the Separation from qualifying as, a transaction that is generally tax-free to RRD and the holders of RRD common stock for U.S. federal income tax purposes.

These restrictions may limit our ability during such period to pursue strategic transactions of a certain magnitude that involve the issuance or acquisition of our stock or engage in new businesses or other transactions that might increase the value of our business. These restrictions may also limit our ability to raise significant amounts of cash through the issuance of stock, especially if our stock price were to suffer substantial declines, or through the sale of certain of our assets. For more information, refer to Tax Disaffiliation Agreement, filed as Exhibit 2.4 to this Annual Report on Form 10-K.

Donnelley Financial’s historical financial information is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and may not be a reliable indicator of its future results.

The historical information about Donnelley Financial prior to October 1, 2016 included in this Annual Report on Form 10-K refers to Donnelley Financial’s business as operated by and integrated with RRD. Donnelley Financial’s historical financial information for such periods was derived from the consolidated financial statements and accounting records of RRD. Accordingly, such historical financial information does not necessarily reflect the combined statements of income, balance sheets and cash flows that Donnelley Financial would have achieved as a separate, publicly traded company during the periods presented or those that Donnelley Financial will achieve in the future primarily as a result of the following factors:

•

Prior to the Separation, Donnelley Financial’s business was operated by RRD as part of its broader corporate organization, rather than as an independent company. RRD or one of its affiliates performed various corporate functions for Donnelley Financial, such as tax, treasury, finance, audit, risk management, legal, information technology, human resources, stockholder relations, compliance, shared services, insurance, employee benefits and compensation. After the Separation, RRD has continued to provide some of these functions to Donnelley Financial, as described in Transition Services Agreement, filed as Exhibit 2.2 to this Annual Report on Form 10-K. Donnelley Financial’s historical financial results reflect allocations of corporate expenses from RRD for such functions. These allocations may not be indicative of the actual expenses Donnelley Financial would have incurred had it operated as an independent, publicly traded company in the periods presented. Donnelley Financial will make significant investments to replicate or outsource from other providers certain facilities, systems, infrastructure, and personnel to which Donnelley Financial no longer has access as a result of the Separation. These initiatives to develop Donnelley Financial’s independent ability to operate without access to RRD’s existing operational and administrative infrastructure will be costly to implement. Donnelley Financial may not be able to operate its business efficiently or at comparable costs, and its profitability may decline.

•

Prior to the Separation, Donnelley Financial’s business was integrated with the other businesses of RRD. Donnelley Financial was able to utilize RRD’s size and purchasing power in procuring various goods and services and shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. Although Donnelley Financial has entered into transition agreements with RRD, these arrangements may not fully capture the benefits Donnelley Financial enjoyed as a result of being integrated with RRD and may result in Donnelley Financial paying higher charges than in the past for these services. As a separate, independent company, Donnelley Financial may be unable to obtain goods and services at the prices and terms obtained prior to the Separation, which could decrease Donnelley Financial’s overall profitability. As a separate, independent company, Donnelley Financial may also not be as successful in negotiating favorable tax treatments and credits with governmental entities. This could have a material adverse effect on Donnelley Financial’s consolidated and combined statements of income, balance sheets and cash flows for periods after the Separation.

•

Generally, prior to the Separation, Donnelley Financial’s working capital requirements and capital for its general corporate purposes, including acquisitions, R&D and capital expenditures, were satisfied as part of the corporate-wide cash management policies of RRD. Currently, following the Separation, the cost of capital for Donnelley Financial’s business may be higher than RRD’s cost of capital prior to the distribution.

Other significant changes may occur in Donnelley Financial’s cost structure, management, financing and business operations as a result of operating as a company separate from RRD. For additional information about the past financial performance of Donnelley Financial’s business and the basis of presentation of the historical consolidated and combined financial statements of Donnelley Financial’s business, refer to the discussion in Note 1, Overview and Basis of Presentation, to the Consolidated and Combined Financial Statements of this Annual Report on Form 10-K.

We have incurred, and we may continue to incur, material costs and expenses as a result of the Separation.

We have incurred, and may continue to incur, costs and expenses greater than those we currently incur as a result of the Separation. These increased costs and expenses may arise from various factors, including financial reporting and costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002, as amended (the Sarbanes-Oxley Act)). In addition, we expect to either maintain similar or have increased corporate and administrative costs and expenses to those we incurred or were allocated while part of RRD, even though, after the Separation, Donnelley Financial is a smaller, stand-alone company. We cannot assure you that these costs will not be material to our business.

We may be unable to achieve some or all of the benefits that we expect to achieve from the Separation.

We believe that the Separation from RRD has allowed, and will continue to allow, among other benefits, us to focus on our distinct strategic priorities; afford us direct access to the capital markets and facilitate our ability to capitalize on growth opportunities and effect future acquisitions utilizing our common stock; facilitate incentive compensation arrangements for our employees more directly tied to the performance of our business; and enable us to concentrate our financial resources solely on our own operations. However, we may be unable to achieve some or all of these benefits. For example, in order to prepare ourselves for the Separation, we undertook a series of strategic, structural and process realignment and restructuring actions within our operations. These actions may not provide the benefits we currently expect, and could lead to disruption of our operations, loss of, or inability to recruit, key personnel needed to operate and grow our businesses after the Separation, weakening of our internal standards, controls or procedures and impairment of key client relationships. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business and consolidated and combined statements of income, balance sheets and cash flows could be materially and adversely affected.

RRD or LSC may not satisfy their respective obligations under the Transition Services Agreements and Commercial Agreements that were entered into as part of the Separation, or we may not have necessary systems and services in place when the transition services terms expire.

In connection with the separation, we entered into Transition Services Agreements and Commercial Agreements with both RRD and LSC. Refer to Exhibits 2.2 and 2.3, both titled Transition Services Agreement, filed as Exhibits to this Annual Report on Form 10-K, related to the agreements with RRD and LSC, respectively. These Transition Services Agreements will provide for the performance of services by each company for the benefit of the other for a period of time after the separation. We will rely on RRD and LSC to satisfy their respective performance and payment obligations under these Transition Services Agreements. If RRD or LSC is unable to satisfy its respective obligations under these Transition Services Agreements, we could incur operational difficulties. The agreements relating to the separation provide for indemnification in certain circumstances and the commercial agreements establish ongoing commercial arrangements. There can be no guarantee that RRD or LSC, as the case may be, will satisfy any obligations owed to us under such agreements, including any indemnification obligations.

Further, if we do not have our own systems and services in place, or if we do not have agreements in place with other providers of these services when the term of a particular transition service terminates, we may not be able to operate our business effectively, which could negatively impact our consolidated and combined statements of income, balance sheets and cash flows. We are in the process of creating our own, or engage third parties to provide, systems and services to replace many of the systems and services RRD and LSC will initially provide. We may not be successful in effectively or efficiently implementing these systems and services or in transitioning data from RRD’s or LSC’s systems to our systems, as the case may be, which could disrupt our business and have a negative impact on our consolidated and combined statements of income, balance sheets and cash flows. These systems and services may also be more expensive or less efficient than the systems and services RRD and LSC are expected to provide during the transition period.

We have incurred substantial indebtedness in connection with the Separation and the degree to which we are currently leveraged may materially and adversely affect our business and consolidated and combined statements of income, balance sheets and cash flows.

We incurred approximately $650 million of debt in connection with the Separation. Our ability to make payments on and to refinance our indebtedness, including the debt incurred in connection with the Separation, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including facility closure, staff reductions, reducing financing in the future for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness, and restricting future capital return to stockholders. In addition, our ability to withstand competitive pressures and to react to changes in the print and related services industry could be impaired. The lenders who hold our debt could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt.

In addition, our leverage could put us at a competitive disadvantage compared to our competitors who may be less leveraged. These competitors could have greater financial flexibility to pursue strategic acquisitions and secure additional financing for their operations. Our leverage could also impede our ability to withstand downturns in our industry or the economy in general.

The agreements and instruments that govern our debt impose restrictions that may limit our operating and financial flexibility.

The Credit Agreement (as defined below) that governs our Credit Facilities (as defined below) and the indenture that governs the Notes (as defined below) contain a number of significant restrictions and covenants that limit our ability to:

•	incur additional debt;
•	pay dividends, make other distributions or repurchase or redeem our capital stock;
•	prepay, redeem or repurchase certain debt;
•	make loans and investments;
•	sell, transfer or otherwise dispose of assets;
•	incur or permit to exist certain liens; enter into certain types of transactions with affiliates;
•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•	consolidate, merge or sell all or substantially all of our assets.

These covenants can have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete. In addition, the Credit Agreement that governs our Credit Facilities requires us to comply with certain financial maintenance covenants. Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with the financial covenants contained in our Term Loan Facility and indenture. If we violate covenants under our Credit Facilities and indenture and are unable to obtain a waiver from our lenders, our debt under our Credit Facilities and indenture would be in default and could be accelerated by our lenders. Because of cross-default provisions in the agreements and instruments governing our debt, a default under one agreement or instrument could result in a default under, and the acceleration of, our other debt.

If our debt is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable to us, or at all. If our debt is in default for any reason, our business and consolidated and combined statements of income, balance sheets and cash flows could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of the Notes and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Despite our substantial indebtedness, we may be able to incur significantly more debt.

Despite our substantial amount of indebtedness, we may be able to incur significant additional debt, including secured debt, in the future. Although the indenture governing our Notes and the Credit Agreement governing the Credit Facilities restrict the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of December 31, 2016, we had $153.7 million available for additional borrowing under our Revolving Facility (as defined below). The more indebtedness we incur, the further exposed we become to the risks associated with substantial leverage described above.

The highly competitive market for our products and services and industry fragmentation may continue to create adverse price pressures.

The financial communications services industry is highly competitive with relatively low barriers to entry, and the industry remains highly fragmented in North America and internationally. Management expects that competition will increase from existing competitors, as well as new and emerging entrants. Additionally, as we expand our product and service offerings, we may face competition from new and existing competitors. As a result, competition may lead to additional pricing pressure on our products and services, which could negatively impact our results of operations, financial position and cash flow.

A failure to adapt to technological changes to address the changing demands of clients may adversely impact our business, and if we fail to successfully develop, introduce or integrate new services or enhancements to our products and services platforms, systems or applications, Donnelley Financial’s reputation, net sales and operating income may suffer.

Our ability to attract new clients and increase sales to existing clients will depend in large part on our ability to enhance and improve our existing products and services platforms, including our application solutions, and to introduce new functionality either by acquisition or internal development. Our operating results would suffer if our innovations are not responsive to the needs of our clients, are not appropriately timed with market opportunities or are not brought to market effectively. In addition, it is possible that our assumptions about the features that we believe will drive purchasing decisions for our potential clients or renewal decisions for our existing clients could be incorrect. In the past, we have experienced delays in the planned release dates of new products and services and upgrades to such products and services. There can be no assurance that new products or services, or upgrades to our products or services, will be released on schedule or that, when released, they will not contain defects as a result of poor planning, execution or other factors during the product development lifecycle. If any of these situations were to arise, we could suffer adverse publicity, damage to our reputation, loss of net sales, delay in market acceptance or claims by clients brought against us. Moreover, upgrades and enhancements to our platforms may require substantial investment and there can be no assurance that our investments will help us achieve or sustain a durable competitive advantage in our products and services offerings. If clients do not widely adopt our solutions or new innovations to our solutions, we may not be able to justify the investments we have made. If we are unable to develop, license or acquire new solutions or enhancements to existing services on a timely and cost-effective basis, or if our new or enhanced solutions do not achieve market acceptance, our business, results of operations and financial condition will be materially negatively impacted.

Undetected errors or failures found in our products and services may result in loss of or delay in market acceptance of our products and services that could seriously harm our business.

Our products and services may contain undetected errors or scalability limitations at any point in their lives, but particularly when first introduced or as new versions are released. We frequently release new versions of our products and different aspects of our platform are in various stages of development. Despite testing by us and by current and potential clients, errors may not be found in new products and services until after commencement of commercial availability or use, resulting in a loss of or a delay in market acceptance, damage to our reputation, client dissatisfaction and reductions in net sales and margins, any of which could negatively impact our business.

Changes in the rules and regulations to which clients or potential clients are subject may impact demand for our products and services.

Many of our clients are subject to rules and regulations requiring certain printed or electronic communications governing the form, content and delivery methods of such communications. Changes in these regulations may impact clients’ business practices and could reduce demand for our products and services. Changes in such regulations could eliminate the need for certain types of communications altogether or such changes may impact the quantity or format of communications.

Our failure to maintain the confidentiality, integrity and availability of our systems, software and solutions could seriously damage our reputation and affect our ability to retain clients and attract new business.

Maintaining the confidentiality, integrity and availability of our systems, software and solutions is an issue of critical importance for us and for our clients and users who rely on our systems to prepare regulatory filings and store and exchange large volumes of information, much of which is proprietary, confidential and may constitute material nonpublic information for our clients. Inadvertent disclosure of the information maintained on our systems due to human error, breach of our systems through hacking or cybercrime or a leak of confidential information due to employee misconduct, could seriously damage our reputation and could cause significant reputational harm for our clients. Techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target. Like all software solutions, our software may be vulnerable to these types of attacks. An attack of this type could disrupt the proper functioning of our software solutions, cause errors in the output of our clients’ work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our clients and other undesirable or destructive outcomes. Furthermore, our systems allow us to share information that may be confidential in nature to our clients across our offices worldwide. This design allows us to increase global reach for our clients and increase our responsiveness to client demands, but also increases the risk of a security breach or a leak of such information because it allows additional points of access to information by increasing the number of employees and facilities working on certain jobs. In addition, our systems leverage third party outsourcing arrangements, which expedites our responsiveness but exposes information to additional access points. If an actual or perceived information leak or breach of our security were to occur, our reputation could suffer, clients could stop using our products and services and we could face lawsuits and potential liability, any of which could cause our financial performance to be negatively impacted. Though we maintain professional liability insurance that includes coverage if a cybersecurity incident were to occur, there can be no assurance that insurance coverage will be available, responsive, or that available coverage will be sufficient to cover losses and claims related to any cybersecurity incidents we may experience.

A number of core processes, such as software development, sales and marketing, client service and financial transactions, rely on our IT, infrastructure and applications. Defects or malfunctions in our IT infrastructure and applications could cause our products and services offerings not to perform as our clients expect, which could harm our reputation and business. In addition, malicious software, sabotage and other cybersecurity breaches of the types described above could cause an outage of our infrastructure, which could lead to a substantial denial of service and ultimately downtimes, recovery costs and client claims, any of which could negatively impact our results of operations, financial position and cash flow.

Some of our systems and services are developed by third parties or supported by third party hardware and software and our business and reputation could suffer if these third party systems and services fail to perform properly or are no longer available to us.

Some of our systems and services are developed by third parties or rely on hardware purchased or leased and software licensed from third parties. These systems and services, or the hardware and software required to run our existing systems and services, may not continue to be available on commercially reasonable terms or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services, which could negatively affect our business until equivalent technology is either developed by us or, if available, is identified, obtained and integrated. In addition, it is possible that our hardware vendors or the licensors of third party software could increase the prices they charge, which could have an adverse impact on our business, operating results and financial condition. Further, changing hardware vendors or software licensors could detract from management’s ability to focus on the ongoing operations of our business or could cause delays in the operations of our business.

Additionally, third party software underlying our services can contain undetected errors or bugs. We may be forced to delay commercial release of our services until any discovered problems are corrected and, in some cases, may need to implement enhancements or modifications to correct errors that we do not detect until after deployment of our services.

Adverse credit market conditions may limit our ability to obtain future financing.

We may, from time to time, depend on access to credit markets. Uncertainty and volatility in global financial markets may cause financial markets institutions to fail or may cause lenders to hoard capital and reduce lending. As a result, we may not obtain financing on terms and conditions that are favorable to us, or at all.

Fluctuations in the costs and availability of paper, ink, energy and other raw materials may adversely impact us.

Increases in the costs of these inputs may increase our costs and we may not be able to pass these costs on to clients through higher prices. Moreover, rising raw materials’ costs, and any consequent impact on our pricing, could lead to a decrease in demand for our products and services.

If we are unable to protect our proprietary technology and other rights, the value of our business and our competitive position may be impaired.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products and services similar to ours, which could decrease demand for our services. We rely on a combination of patents, trademarks, licensing and other proprietary rights laws, as well as third party nondisclosure agreements and other contractual provisions and technical measures, to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying or reverse-engineering our technology and services to create similar offerings. Additionally, any of our pending or future patent applications may not be issued with the scope of protection we seek, if at all. The scope of patent protection, if any, we may obtain from our patent applications is difficult to predict and our patents may be found invalid, unenforceable or of insufficient scope to prevent competitors from offering similar services. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. To protect our proprietary information, we require employees, consultants, advisors, independent contractors and collaborators to enter into confidentiality agreements and maintain policies and procedures to limit access to our trade secrets and proprietary information. These agreements and the other actions we take may not provide meaningful protection for our proprietary information or know-how from unauthorized use, misappropriation or disclosure. Further, existing patent laws may not provide adequate or meaningful protection in the event competitors independently develop technology, products or services similar to ours. Even if the laws governing intellectual property rights provide protection, we may have insufficient resources to take the legal actions necessary to protect our interests. In addition, our intellectual property rights and interests may not be afforded the same protection under the laws of foreign countries as they are under the laws of the United States.

We have in the past acquired and intend in the future to acquire other businesses, and we may be unable to successfully integrate the operations of these businesses and may not achieve the cost savings and increased net sales anticipated as a result of these acquisitions.

Achieving the anticipated benefits of acquisitions will depend in part upon our ability to integrate these businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. In particular, the coordination of geographically dispersed organizations with differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration of acquired businesses may also require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the Company. In addition, the process of integrating operations may cause an interruption of, or loss of momentum in, the activities of one or more of the Company’s businesses and the loss of key personnel from the Company or the acquired businesses. Further, employee uncertainty and lack of focus during the integration process may disrupt the businesses of the Company or the acquired businesses. The Company’s strategy is, in part, predicated on the Company’s ability to realize cost savings and to increase net sales through the acquisition of businesses that add to the breadth and depth of the Company’s products and services. Achieving these cost savings and net sales increases is dependent upon a number of factors, many of which are beyond the Company’s control. In particular, the Company may not be able to realize the benefits of more comprehensive product and service offerings, anticipated integration of sales forces, asset rationalization and systems integration.

Our business is dependent upon brand recognition and reputation, and the failure to maintain or enhance our brand or reputation would likely have an adverse effect on our business.

Our brand recognition and reputation are important aspects of our business. Maintaining and further enhancing our brands and reputation will be important to retaining and attracting clients for our products. We also believe that the importance of our brand recognition and reputation for products will continue to increase as competition in the market for our products and industry continues to increase. Our success in this area will be dependent on a wide range of factors, some of which are out of our control, including the efficacy of our marketing efforts, our ability to retain existing and obtain new clients and strategic partners, human error, the quality and perceived value of our products and services, actions of our competitors and positive or negative publicity. Damage to our reputation and loss of brand equity may reduce demand for our products and services and negatively impact our results of operations, financial position and cash flow.

We may be unable to hire and retain talented employees, including management.

Our success depends, in part, on our general ability to attract, develop, motivate and retain highly skilled employees. The loss of a significant number of our employees or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on our business. We believe our ability to retain our client base and to attract new clients is directly related to our sales force and client service personnel, and if we cannot retain these key employees, our business could suffer. In addition, many members of our management have significant industry experience that is valuable to our competitors. We expect that our executive officers will have non-solicitation agreements contractually prohibiting them from soliciting our clients and employees within a specified period of time after they leave Donnelley Financial. If one or more members of our senior management team leave and cannot be replaced with a suitable candidate quickly, we could experience difficulty in managing our business properly, which could negatively impact our results of operations, financial position and cash flow.

The trend of increasing costs to provide health care and other benefits to our employees and retirees may continue.

We provide health care and other benefits to both employees and retirees. For many years, costs for health care have increased more rapidly than general inflation in the U.S. economy. If this trend in health care costs continues, our cost to provide such benefits could increase, adversely impacting our profitability. Changes to health care regulations in the U.S. and internationally may also increase our cost of providing such benefits.

Changes in market conditions, changes in discount rates, or lower returns on assets may increase required pension and other post-retirement benefits plan contributions in future periods.

The funded status of our pension and other post-retirement benefits plans is dependent upon many factors, including returns on invested assets and the level of certain interest rates. As experienced in prior years, declines in the market value of the securities held by the plans coupled with historically low interest rates have substantially reduced, and in the future could further reduce, the funded status of the plans. These reductions may increase the level of expected required pension and other post-retirement benefits plan contributions in future years. Various conditions may lead to changes in the discount rates used to value the year-end benefit obligations of the plans, which could partially mitigate, or worsen, the effects of lower asset returns. If adverse conditions were to continue for an extended period of time, our costs and required cash contributions associated with pension and other post-retirement benefits plans may substantially increase in future periods.

We are exposed to risks related to potential adverse changes in currency exchange rates.

We are exposed to market risks resulting from changes in the currency exchange rates of the currencies in the countries in which we do business. Although operating in local currencies may limit the impact of currency rate fluctuations on the operating results of our non-U.S. activities, fluctuations in such rates may affect the translation of these results into our financial statements. To the extent borrowings, sales, purchases, net sales and expenses or other transactions are not in the applicable local currency, we may enter into foreign currency spot and forward contracts to hedge the currency risk. Management cannot be sure, however, that our efforts at hedging will be successful, and such efforts could, in certain circumstances, lead to losses.

There are risks associated with operations outside the United States.

We have operations outside the United States. We work with capital markets clients around the world, and in 2016 our International segment accounted for 14% of our combined net sales. Our operations outside of the United States are primarily focused in Europe, Asia, Canada and Latin America. As a result, we are subject to the risks inherent in conducting business outside the United States, including:

•	costs of customizing products and services for foreign countries;
•	difficulties in managing and staffing international operations;
•	increased infrastructure costs including legal, tax, accounting and information technology;
•	reduced protection for intellectual property rights in some countries;
•	potentially greater difficulties in collecting accounts receivable, including currency conversion and cash repatriation from foreign jurisdictions;
•	increased licenses, tariffs and other trade barriers;
•	potentially adverse tax consequences;

•	increased burdens of complying with a wide variety of foreign laws, including employment-related laws, which may be more stringent than U.S. laws;
•	unexpected changes in regulatory requirements;
•	political and economic instability; and
•	compliance with applicable anti-corruption and sanction laws and regulations.

We cannot be sure that our investments or operations in other countries will produce desired levels of net sales or that one or more of the factors listed above will not affect our global business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

The Company’s corporate office is located in leased office space at 35 West Wacker Drive, Chicago, Illinois, 60601. As of December 31, 2016, the Company leased or owned 43 U.S. facilities, some of which had multiple buildings and warehouses, and these U.S. facilities encompassed approximately 1.5 million square feet. The Company leased or owned 27 international facilities, some of which had multiple buildings and warehouses, encompassing approximately 0.1 million square feet in Europe, Asia, Canada and Latin America. Of the Company’s U.S. and international facilities, approximately 0.4 million square feet of space was owned, while the remaining 1.2 million square feet of space was leased.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of certain litigation involving the Company, see Note 10, Commitments and Contingencies, to the Consolidated and Combined Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR DONNELLEY FINANCIAL SOLUTIONS, INC.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

Donnelley Financial’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange (“NYSE”) on October 3, 2016. Below are the high and low market price per share of the Company’s common stock, as reported on the NYSE, during the fourth quarter of 2016.

	Low	High
Three Months Ended December 31, 2016	18.54	25.02

Stockholders

As of February 24, 2017, there were 5,071 stockholders of record of the Company’s common stock.

Dividends

We have not paid any cash dividends and we currently do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases Of Equity Securities

There were no repurchases of equity securities during the three months ended December 31, 2016.

Equity Compensation Plans

For information regarding equity compensation plans, see Item 12 of Part III of this Annual Report on Form 10-K

PEER PERFORMANCE TABLE

The following graph compares the cumulative total shareholder return on Donnelley Financial’s common stock from October 3, 2016, when “regular way” trading in Donnelley Financial’s common stock began on the NYSE, through December 31, 2016, with the comparable cumulative return of the Standard & Poor’s (“S&P”) SmallCap 600 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested and an initial investment of $100 on October 3, 2016. The returns of each company in the peer group have been weighted to reflect their market capitalizations. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Base
	Period	Month Ending
Company Name/Index	10/3/2016	10/31/2016	11/30/2016	12/31/2016
Donnelley Financial Solutions	100	93.38	83.02	100.04
S&P SmallCap 600 Index	100	95.86	107.89	111.52
Peer Group	100	95.17	98.91	99.88

Below are the specific companies included in the peer group.

Peer Group Companies
Acxiom Corp	ePlus Inc
Advisory Board Company	Euronet Worldwide Inc
ARC Document Solutions Inc	FactSet Research Systems Inc.
Bottomline Technologies Inc	Gartner Inc
Broadridge Financial Solutions Inc	Henry (Jack) & Associates Inc.
CoreLogic Inc	Perficient Inc
CSG Systems International Inc.	Resources Connection Inc
DST Systems Inc.	Verint Systems Inc
Dun & Bradstreet Corp

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in millions, except per share data)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated and combined statements of operations data:
Net sales	$983.5	$1,049.5	$1,080.1	$1,085.4	$1,061.0
Net earnings	59.1	104.3	57.4	96.3	71.7
Net earnings per share(a)
Basic net earnings per share	1.81	3.22	1.77	2.97	2.21
Diluted net earnings per share	1.80	3.22	1.77	2.97	2.21

Consolidated and combined balance sheet data:
Total assets	978.9	817.6	994.2	880.5	926.7
Long-term debt	587.0	—	—	—	—
Note payable with an RRD affiliate	—	29.2	44.0	58.7	73.1

(a)

On October 1, 2016, RRD distributed approximately 26.2 million shares of Donnelley Financial common stock to RRD shareholders in connection with the spin-off of Donnelley Financial, with RRD retaining approximately 6.2 million shares of Donnelley Financial common stock. For periods prior to the Separation, basic and diluted earnings per share were calculated using the number of shares distributed and retained by RRD, totaling 32.4 million. The same number of shares was used to calculate basic and diluted earnings per share since there were no Donnelley Financial equity awards outstanding prior to the spin-off.

Reflects results of acquired businesses from the relevant acquisition dates.

Includes the following significant items:

	Pre-tax	After-tax
Year ended December 31, 2016
Restructuring, impairment and other charges – net	$5.4	$3.3
Spin-off related transaction expenses	4.9	3.0
Share-based compensation expense	2.5	1.5

	Pre-tax	After-tax
Year ended December 31, 2015
Restructuring, impairment and other charges – net	$4.4	$2.8
Share-based compensation expense	1.6	1.0

	Pre-tax	After-tax
Year ended December 31, 2014
Pension settlement charges	$95.7	$58.4
Restructuring, impairment and other charges – net	4.8	3.1
Gain on the sale of a building	(6.1)	(3.7)
Gain from the sale of an equity investment	(3.0)	(1.8)
Share-based compensation expense	2.1	1.3

	Pre-tax	After-tax
Year ended December 31, 2013
Restructuring, impairment and other charges – net	$13.0	$8.0
Share-based compensation expense	2.1	1.3

	Pre-tax	After-tax
Year ended December 31, 2012
Restructuring, impairment and other charges – net	$14.0	$8.5
Loss on an equity investment	4.0	2.4
Share-based compensation expense	2.5	1.5

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of Donnelley Financial’s financial condition and results of operations should be read together with the consolidated and combined financial statements and notes to those statements included in Item 15 of Part IV, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

Business

For a description of the Company’s business, segments and product and service offerings, see Item 1, Business, of Part I of this Annual Report on Form 10-K.

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

Spin-off Transaction

On October 1, 2016, Donnelley Financial became an independent publicly traded company through the distribution by RRD of approximately 26.2 million shares, or 80.75%, of Donnelley Financial common stock to RRD shareholders. Holders of RRD common stock received one share of Donnelley Financial common stock for every eight shares of RRD common stock held on September 23, 2016. RRD retained approximately 6.2 million shares of Donnelley Financial common stock, or a 19.25% interest in Donnelley Financial, as part of the Separation, but expects to dispose of the common stock that it retained in the 12-month period following the Separation. Donnelley Financial’s Registration Statement on Form 10, as amended, was declared effective by the SEC on September 20, 2016. Donnelley Financial’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange on October 3, 2016. On October 1, 2016, RRD also completed the previously announced separation of LSC, its publishing and retail-centric print services and office products business.

Executive Overview

2016 Overview

Net sales decreased by $66.0 million, or 6.3%, in 2016 compared to 2015, with $5.4 million, or 0.5%, of the decrease due to changes in foreign exchange rates. In addition to the impact of changes in foreign exchange rates, the decrease in net sales was due to lower capital markets transactions and compliance volume, partially offset by an increase in virtual data room and translation services.

On September 30, 2016, in connection with the Separation, the Company entered into a $350.0 million senior secured term loan B facility (the “Term Loan Credit Facility”) and a $300.0 million senior secured revolving credit facility (the “Revolving Facility,” and, together with the Term Loan Credit Facility, the “Credit Facilities”). On September 30, 2016, also in connection with the Separation, the Company issued $300.0 million of 8.25% senior unsecured notes due October 15, 2024. The issuance of the notes was part of a debt exchange that resulted in the settlement of certain of RRD's outstanding debt securities. Borrowings under the Term Loan Credit Facility were used to provide $340.2 million of cash to RRD, pursuant to the Separation agreement, as of September 30, 2016.

On October 1, 2016, Donnelley Financial recorded net pension plan liabilities of $68.3 million (consisting of a total benefit plan liability of $317.0 million, net of plan assets having fair market value of $248.7 million), as a result of the transfer of certain pension plan liabilities and assets from RRD to the Company upon the legal split of those plans. Refer to Note 11, Retirement Plans, to the Consolidated and Combined Financial Statements for further details regarding the Company’s pension and other postretirement benefit plans.

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

Non-GAAP adjusted EBITDA is not presented in accordance with GAAP and has important limitations as an analytical tool. These measures should not be considered as a substitute for analysis of the Company’s results as reported under GAAP. In addition, these measures are defined differently by different companies in our industry and, accordingly, such measures may not be comparable to similarly-titled measures of other companies.

In addition to the factors listed above, the following items are excluded from Non-GAAP adjusted EBITDA:

•

Share-based compensation expense. Although share-based compensation is a key incentive offered to certain of the Company’s employees, business performance is evaluated excluding share-based compensation expenses. Depending upon the size, timing and the terms of grants, the non-cash compensation expense may vary but will recur in future periods.  Prior periods have been revised to reflect this adjustment.

•

Spin-off related transaction expenses. The Company has incurred expenses related to the Separation to operate as a standalone publicly traded company. These expenses include third-party consulting fees, employee retention payments, legal fees and other costs related to the Separation. Management does not believe that these expenses are reflective of ongoing operating results. This adjustment does not include expenses incurred prior to the Separation.

A reconciliation of GAAP net earnings to Non-GAAP adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014 for these adjustments is presented in the following table:

	Year ended December 31,
	2016	2015	2014
	(in millions)
Net earnings	$59.1	$104.3	$57.4
Restructuring, impairment and other charges—net	5.4	4.4	4.8
Share-based compensation expense	2.5	1.6	2.1
Spin-off related transaction expenses	4.9	—	—
Pension settlement charges	—	—	95.7
Gain on sale of building	—	—	(6.1)
Depreciation and amortization	43.3	41.7	40.7
Interest expense—net	11.7	1.1	1.5
Investment and other income—net	—	(0.1)	(3.1)
Income tax expense	35.2	67.4	35.0
Non-GAAP adjusted EBITDA	$162.1	$220.4	$228.0

2016 Restructuring, impairment and other charges—net. The year ended December 31, 2016 included $3.7 million for employee termination costs, $1.5 million of lease termination and other restructuring costs and $0.2 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

2015 Restructuring, impairment and other charges—net. The year ended December 31, 2015 included $2.3 million for employee termination costs related to the reorganization of certain administrative functions; $1.9 million of lease termination and other restructuring costs and $0.2 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

2014 Restructuring, impairment and other charges—net. The year ended December 31, 2014 included $2.1 million of lease termination and other restructuring costs; $1.7 million for the impairment of an acquired customer relationship intangible asset; $0.7 million for employee termination costs related to the integration of MultiCorpora and the reorganization of certain operations and $0.3 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

Share-based compensation expense. Included pre-tax charges of $2.5 million, $1.6 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Spin-off related transaction expenses. Included pre-tax charges of $4.9 million related to third-party consulting fees, employee retention payments, legal fees and other costs related to the Separation for the year ended December 31, 2016.

Pension settlement charges. Included pre-tax charges of $95.7 million for the year ended December 31, 2014, related to lump-sum pension settlement payments. See Note 11, Retirement Plans, to the Consolidated and Combined Financial Statements for further discussion.

Gain on sale of a building. Included a gain of $6.1 million related to the sale of a building for the year ended December 31, 2014.

OUTLOOK

The Company initiated several restructuring actions in 2016 and 2015 to further reduce the Company’s overall cost structure. These restructuring actions included the reorganization of certain functions. These actions, as well as 2017 actions, some of which have already been taken, are expected to have a positive impact on operating earnings in 2017 and in future years.

Cash flows from operations in 2017 are expected to benefit from improved profitability driven by organic net sales growth and cost control actions. The expected increases in cash flows are expected to be more than offset by payments for interest expense as a result of debt issued in connection with the Separation. The Company expects capital expenditures to be in the range of $30.0 million to $35.0 million in 2017.

The Company’s pension and other postretirement benefit plans were underfunded by $57.5 million and $1.2 million, respectively, as of December 31, 2016, as reported on the Company’s Consolidated and Combined Balance Sheets and further described in Note 11, Retirement Plans, to the Consolidated and Combined Financial Statements. Governmental regulations for measuring pension plan funded status differ from those required under accounting principles generally accepted in the United States (“GAAP”) for financial statement preparation. Based on the plans’ regulatory funded status, required contributions in 2017 for the Company’s pension and other postretirement benefit plans are expected to be approximately $2.3 million. The Company made contributions of $1.3 million to its pension plans during the year ended December 31, 2016.

In connection with the Separation, the Company expects to incur a significant amount of spin-off related transaction and transition expenses in 2017, including information technology and other expenses. In addition, the Separation and Distribution Agreement includes a provision for RRD to make a future cash payment of $68.0 million to the Company no later than April 1, 2017, which is included in the consolidated and combined balance sheet as of December 31, 2016. The Company will use the proceeds to reduce outstanding debt under the $350.0 million senior secured term loan B facility.

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in conformity with GAAP requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for uncollectible accounts receivable, pension, asset valuations and useful lives, income taxes, restructuring and other provisions and contingencies.

Revenue Recognition

The Company manages highly-customized data and materials, such as Exchange Act, Securities Act and Investment Company Act filings with the SEC on behalf of our customers, manages virtual and physical data rooms and performs XBRL and related services.  Clients are provided with EDGAR filing services, XBRL compliance services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among others. Our products include our ActiveDisclosure solution and our Venue® Virtual Data Room product, among others. Revenue for services is recognized upon completion of the service performed or following final delivery of the related printed product.  The Company recognizes revenue for the majority of its products upon the transfer of title or risk of ownership, which is generally upon shipment to the customer. Because substantially all of the Company’s products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale. Refer to Note 2, Significant Accounting Policies, to the consolidated and combined financial statements for further discussion.

Certain revenues earned by the Company require significant judgment to determine if revenue should be recorded gross, as a principal, or net of related costs, as an agent. Billings for shipping and handling costs as well as certain postage costs and out-of-pocket expenses are recorded gross.

Goodwill and Other Long-Lived Assets

The Company’s methodology for allocating the purchase price of acquisitions is based on established valuation techniques that reflect the consideration of a number of factors, including valuations performed by third-party appraisers when appropriate. Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative fair value of each reporting unit. Based on its current organization structure, the Company has identified four reporting units for which cash flows are determinable and to which goodwill may be allocated.

The Company performs its goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company also performs an interim review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit. As part of its interim reviews, management analyzes potential changes in the value of individual reporting units based on each reporting unit’s operating results for the period compared to expected results as of the prior year’s annual impairment test. In addition, management considers how other key assumptions, including discount rates and expected long-term growth rates, used in the last annual impairment test, could be impacted by changes in market conditions and economic events. Based on these interim assessments, management concluded that as of the interim periods, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value.

As of October 31, 2016, all four reporting units had goodwill. The reporting units with goodwill were reviewed for impairment using a quantitative assessment.

Quantitative Assessment for Impairment

A two-step method was used for determining goodwill impairment. In the first step (“Step One”), the Company compared the estimated fair value of each reporting unit to its carrying value, including goodwill. If the carrying value of a reporting unit exceeded the estimated fair value, the second step (“Step Two”) is completed to determine the amount of the impairment charge. Step Two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value of goodwill to compute the goodwill impairment charge. The results of Step One of the goodwill impairment test as of October 31, 2016, indicated that the estimated fair values for all four reporting units exceeded their respective carrying values. Therefore, the Company did not perform Step Two for any of the reporting units.

As part of its impairment test for these reporting units, the Company engaged a third-party appraisal firm to assist in the Company’s determination of the estimated fair values. This determination included estimating the fair value of each reporting unit using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates and the allocation of shared or corporate items. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The Company weighted both the income and market approach equally to estimate the concluded fair value of each reporting unit.

The determination of fair value in Step One and the allocation of that value to individual assets and liabilities in Step Two, if necessary, requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, restructuring charges and capital expenditures. The allocation of fair value under Step Two requires several analyses to determine the fair value of assets and liabilities including, among others, trade names, customer relationships, and property, plant and equipment.

As a result of the 2016 annual goodwill impairment test, the Company did not recognize any goodwill impairment charges as the estimated fair values of all reporting units exceeded their respective carrying values.

Goodwill Impairment Assumptions

Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. Future declines in the overall market value of the Company’s equity and debt securities may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying value) or “failed” (the carrying value exceeds fair value) Step One of the goodwill impairment test. All four reporting units passed Step One, with fair values that exceeded the carrying values by between 22% and 128% of their respective estimated fair values. Relatively small changes in the Company’s key assumptions would not have resulted in any reporting units failing Step One.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1.0% decrease in estimated annual future cash flows would decrease the estimated fair value of the reporting unit by approximately 1.0%. The estimated long-term net sales growth rate can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. A 1.0% decrease in the long-term net sales growth rate would have resulted in no reporting units failing Step One of the goodwill impairment test. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. The estimated discount rate for the reporting units with operations primarily located in the U.S. was 9.5% as of October 31, 2016. The estimated discount rate for the reporting unit with operations primarily in foreign locations was 10.5%. A 1.0% increase in estimated discount rates would have resulted in no reporting units failing Step One. The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates. Additionally, further price deterioration or lower volume could have a significant impact on the fair values of the reporting units.

Other Long-Lived Assets

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.  The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition.  If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value. There was no impairment charge related to intangible assets for the year ended December 31, 2016.  Additionally, there were no non-cash impairment charges related to machinery and equipment for the year ended December 31, 2016.

Pension and Other Postretirement Benefits Plans

Our Participation in RRD’s Pension and Postretirement Benefits Plans

RRD provided pension and other postretirement healthcare benefits to certain current and former employees of Donnelley Financial.  Prior to the Separation, RRD was responsible for the net benefit plan obligations associated with these plans, and as such, these liabilities are not reflected in Donnelley Financial’s consolidated and combined balance sheets. Donnelley Financial’s consolidated and combined statements of operations include expense allocations for these benefits. These allocations were funded through intercompany transactions with RRD which are reflected within net parent company investment in Donnelley Financial.

Donnelley Financial’s Pension and Other Postretirement Benefit Plans

RRD maintained a defined benefit plan (the “plan”) for certain current and former U.S. employees of RRD. Effective December 31, 2013, RRD merged the plan into a separate defined benefit pension plan for Donnelley Financial to create a combined defined benefit pension plan (the “combined plan”). During 2015, the sponsorship of the combined plan was transferred to RRD, which became the legal obligor of the combined plan. Accordingly, the obligations of the combined plan are not reflected in the combined balance sheet of Donnelley Financial as of December 31, 2015.

On October 1, 2016, Donnelley Financial recorded net pension plan liabilities of $68.3 million (consisting of a total benefit plan liability of $317.0 million, net of plan assets having fair market value of $248.7 million), as a result of the transfer of certain pension plan liabilities and assets from RRD to the Company upon the legal split of those plans. The pension plan asset allocation from RRD is expected to be finalized during the second quarter of 2017.  The final asset allocation will result in an adjustment to the fair value of plan assets transferred to the Company from RRD. The Company also recorded a net other postretirement benefit liability of $1.5 million, as a result of the transfer of an other postretirement benefit plan from RRD to the Company.

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

The annual income and expense amounts relating to the pension plan are based on calculations which include various actuarial assumptions including, mortality expectations, discount rates and expected long-term rates of return. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the consolidated and combined balance sheets, but are amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive income (loss).  The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The weighted-average discount rate for pension benefits at December 31, 2016 was 3.7%.

A one-percentage point change in the discount rates at December 31, 2016 would have the following effects on the accumulated benefit obligation and projected benefit obligation:

Pension Plans

	1.0% Increase	1.0% Decrease
	(in millions)
Accumulated benefit obligation	$(31.2)	$38.0
Projected benefit obligation	(31.2)	38.0

The Company’s defined benefit plan has a risk management approach for its pension plan assets. The overall investment objective of this approach is to further reduce the risk of significant decreases in the combined plan’s funded status by allocating a larger portion of the combined plan’s assets to investments expected to hedge the impact of interest rate risks on the combined plan’s obligation. Over time, the target asset allocation percentage for the combined pension plan is expected to decrease for equity and other “return seeking” investments and increase for fixed income and other “hedging” investments.

The expected long-term rate of return for the plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. In addition, the Company considered the impact of the current interest rate environment on the expected long-term rate of return for certain asset classes, particularly fixed income. The target asset allocation percentage for the pension plan was approximately 60.0% for return seeking investments and approximately 40.0% for hedging investments. The expected long-term rate of return on plan assets assumption used to calculate net pension plan expense in 2016 was 7.3% for the Company’s pension plans. The expected long-term rate of return on plan assets assumption that will be used to calculate net pension plan expense in 2017 is 7.0%.

A 0.25% change in the expected long-term rate of return on plan assets at December 31, 2016 would have the following effects on 2016 and 2017 pension plan (income)/expense:

	2016	2017
	(in millions)
0.25% increase	$(0.1)	$(0.6)
0.25% decrease	0.1	0.6

Accounting for Income Taxes

In the Company’s consolidated and combined financial statements, income tax expense and deferred tax balances have been calculated on a separate income tax return basis although, with respect to certain entities, the Company’s operations have historically been included in the tax returns filed by the respective RRD entities of which the Company’s business was a part. As a standalone entity, the Company will file tax returns on its own behalf and its deferred taxes and effective tax rate may differ from those in historical periods.

Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company’s tax returns are subject to audit by various U.S. and foreign tax authorities. The Company recognizes a tax position in its financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s historical financial statements.

The Company has recorded deferred tax assets related to future deductible items, including domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded. As of December 31, 2016 and 2015, valuation allowances of $1.2 million and $4.9 million, respectively, were recorded in the Company’s consolidated and combined balance sheets.

Deferred U.S. income taxes and foreign taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries because such excess is considered to be permanently reinvested in those operations.  Certain cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Commitments and Contingencies

The Company is subject to lawsuits, investigations and other claims related to environmental, employment, commercial and other matters, as well as preference claims related to amounts received from customers and others prior to their seeking bankruptcy protection. Periodically, the Company reviews the status of each significant matter and assesses potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the related liability is estimable, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the related potential liability and may revise its estimates.

With respect to claims made under the Company’s third-party insurance for workers’ compensation, automobile and general liability, the Company is responsible for the payment of claims below and above insured limits, and consulting actuaries are utilized to assist the Company in estimating the obligation associated with any such incurred losses, which are recorded in accrued and other non-current liabilities. Historical loss development factors for both the Company and the industry are utilized to project the future development of such incurred losses, and these amounts are adjusted based upon actual claims experience and settlements. If actual experience of claims development is significantly different from these estimates, an adjustment in future periods may be required. Expected recoveries of such losses are recorded in other current and other non-current assets.

Restructuring

The Company records restructuring charges when liabilities are incurred as part of a plan approved by management with the appropriate level of authority for the elimination of duplicative functions, the closure of facilities, or the exit of a line of business, generally in order to reduce the Company’s overall cost structure. Total restructuring charges were $5.2 million for the year ended December 31, 2016. The restructuring liabilities might change in future periods based on several factors that could differ from original estimates and assumptions. These include, but are not limited to: contract settlements on terms different than originally expected; ability to sublease properties based on market conditions at rates or on timelines different than originally estimated; or changes to original plans as a result of acquisitions or other factors. Such changes might result in reversals of or additions to restructuring charges that could affect amounts reported in the consolidated and combined statements of operations of future periods.

Accounts Receivable

The Company maintains an allowance for doubtful accounts receivable to account for estimated losses resulting from the inability of its customers to make required payments for products and services. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s past collection experience. The allowance for doubtful accounts receivable was $6.4 million at December 31, 2016 and $4.6 million at December 31, 2015. The Company also maintains a reserve for potential credit memos and disputed items. The credit memo and disputed items reserve is based on historical credit memos relative to billings as well as specific customer reserves and was $9.3 million at December 31, 2016 and $8.3 million at December 31, 2015. The Company’s estimates of the recoverability of accounts receivable could change, and additional changes to the allowance could be necessary in the future, if any major customer’s creditworthiness deteriorates or actual defaults are higher than the Company’s historical experience.

Share-Based Compensation

Prior to the Separation, RRD maintained an incentive share-based compensation program for the benefit of its officers, directors, and certain employees including certain Donnelley Financial employees.  In periods prior to the Separation, share-based compensation expense has been allocated to the Company based on the awards and terms previously granted to the Company’s employees as well as an allocation of compensation expense related to RRD’s corporate and shared functional employees.

Subsequent to the Separation, the amount of expense recognized for share-based awards is determined by the Company’s estimates of several factors, including future forfeitures of awards and expected volatility of the Company’s stock. The total compensation expense related to all share-based compensation plans was $2.5 million for the year ended December 31, 2016.  See Note 15, Share-based Compensation, to the Consolidated and Combined Financial Statements for further discussion.

Off-Balance Sheet Arrangements

Other than non-cancelable operating lease commitments, the Company does not have off-balance sheet arrangements, financings or special purpose entities.

Financial Review

In the financial review that follows, the Company discusses its consolidated and combined results of operations, cash flows and certain other information. In periods prior to the Separation, the combined financial statements were prepared on a stand-alone basis and were derived from RRD’s consolidated financial statements and accounting records. There are limitations inherent in the preparation of all carve out financial statements due to the fact that the Company’s business was previously part of a larger organization. This discussion should be read in conjunction with the Company’s consolidated and combined financial statements and the related notes.

Results of Operations for the Year Ended December 31, 2016 as Compared to the Year Ended December 31, 2015

The following table shows the results of operations for the years ended December 31, 2016 and 2015:

	2016	2015	$ Change	% Change
	(in millions, except percentages)
Services net sales	$598.6	$628.6	$(30.0)	(4.8%)
Products net sales	384.9	420.9	(36.0)	(8.6%)
Net sales	983.5	1,049.5	(66.0)	(6.3%)
Services cost of sales (exclusive of depreciation and amortization)	297.1	291.9	5.2	1.8%
Services cost of sales with RRD affiliates (exclusive of depreciation and amortization)	37.8	40.4	(2.6)	(6.4%)
Products cost of sales (exclusive of depreciation and amortization)	226.2	230.9	(4.7)	(2.0%)
Products cost of sales with RRD affiliates (exclusive of depreciation and amortization)	57.9	68.3	(10.4)	(15.2%)
Cost of sales	619.0	631.5	(12.5)	(2.0%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	209.8	199.2	10.6	5.3%
Restructuring, impairment and other charges-net	5.4	4.4	1.0	22.7%
Depreciation and amortization	43.3	41.7	1.6	3.8%
Income from operations	$106.0	$172.7	$(66.7)	(38.6%)

Consolidated and Combined

Net sales of services for the year ended December 31, 2016 decreased $30.0 million, or 4.8%, to $598.6 million, versus the year ended December 31, 2015 including a $3.1 million, or 0.5%, decrease due to changes in foreign exchange rates. Additionally, net sales of services decreased due to lower capital markets transactions and compliance volume, partially offset by increased volume in virtual data room services, translation services and mutual fund content management services.

Net sales of products for the year ended December 31, 2016 decreased $36.0 million, or 8.6%, to $384.9 million versus the year ended December 31, 2015, including a $2.3 million, or 0.5%, decrease due to changes in foreign exchange rates. Additionally, net sales of products decreased due to lower volume in capital markets transactions, compliance, commercial print and mutual funds print and price pressures in investment markets.

Services cost of sales increased $2.6 million, or 0.8%, for the year ended December 31, 2016, versus the year ended December 31, 2015. Services cost of sales increased primarily due to an increase in the allocation of information technology expenses from selling, general and administrative expenses to cost of sales, partially offset by lower capital markets transactions and compliance volume and cost control initiatives. As a percentage of net sales, services cost of sales increased 3.0% primarily due to unfavorable mix and wage and other inflation, partially offset by cost control initiatives.

Products cost of sales decreased $15.1 million, or 5.0%, for the year ended December 31, 2016, versus the year ended December 31, 2015. Products cost of sales decreased primarily due to lower print volumes and cost control initiatives, partially offset by wage and other inflationary increases.  As a percentage of net sales, products cost of sales increased 2.7% primarily due to unfavorable mix, price pressures and wage and other inflation.

Selling, general and administrative expenses for the year ended December 31, 2016 increased $10.6 million, or 5.3%, to $209.8 million, as compared to the year ended December 31, 2015, primarily due to an increase in expenses incurred to operate as an independent public company, including selling expenses and spin-off related transaction expenses, partially offset by an increase in the allocation of information technology expenses from selling, general and administrative expenses to cost of sales. As a percentage of net sales, selling, general, and administrative expenses increased from 19.0% for the year ended December 31, 2015 to 21.3% for year ended December 31, 2016 due to lower volume and spin-off related transaction expenses.

For the year ended December 31, 2016, the Company recorded net restructuring, impairment and other charges of $5.4 million compared to $4.4 million for the year ended December 31, 2015. For the year ended December 31, 2016, these charges included $3.7 million of employee termination costs for 84 employees, substantially all of whom were terminated as of December 31, 2016. These charges primarily related to the reorganization of certain administrative functions. During the year ended December 31, 2016, the Company also incurred $1.5 million of lease termination and other restructuring costs and $0.2 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate. For the year ended December 31, 2015, these charges included $2.3 million of employee termination costs for 64 employees, all of whom were terminated as of December 31, 2016.  These charges were primarily the result of the reorganization of certain administrative functions. The Company also incurred lease termination and other restructuring charges of $1.9 million and other charges of $0.2 million associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans during the year ended December 31, 2015.

Depreciation and amortization for the year ended December 31, 2016 increased $1.6 million, or 3.8%, to $43.3 compared to the year ended December 31, 2015.  Depreciation and amortization included $14.4 million and $15.4 million of amortization of other intangible assets related to customer relationships, trade names and non-compete agreements for the years ended December 31, 2016 and 2015, respectively.

Income from operations for the year ended December 31, 2016 decreased $66.7 million, or 38.6%, to $106.0 million versus the year ended December 31, 2015, due to a decrease in capital markets transactions, lower compliance and mutual funds print volume and spin-off related transaction expenses, partially offset by an increase in virtual data room, translation and mutual fund content management services and cost control initiatives.

	2016	2015	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$11.7	$1.1	$10.6	963.6%

Net interest expense increased by $10.6 million for the year ended December 31, 2016 versus the year ended December 31, 2015, primarily due to the issuance of debt in connection with the Separation. Refer to “Liquidity and Capital Resources” for further discussion.

	2016	2015	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$94.3	$171.7	$(77.4)	(45.1%)
Income tax expense	35.2	67.4	(32.2)	(47.8%)
Effective income tax rate	37.3%	39.3%

The effective income tax rate was 37.3% for the year ended December 31, 2016 compared to 39.3% for the year ended December 31, 2015. The decrease in the effective tax rate from 2015 to 2016 is primarily the result of the reversal of certain international valuation allowances, partially offset by additional tax reserves recorded during 2016.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate.

U.S.

	Year Ended December 31,
	2016	2015
	(in millions, except percentages)
Net sales	$845.2	$900.8
Income from operations	118.4	160.3
Operating margin	14.0%	17.8%
Restructuring, impairment and other charges-net	4.7	3.5
Spin-off related transaction expenses	0.3	—

	Net Sales for the
	Year Ended December 31,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Capital Markets	$466.1	$517.4	$(51.3)	(9.9%)
Investment Markets	336.1	339.3	(3.2)	(0.9%)
Language Solutions and other	43.0	44.1	(1.1)	(2.5%)
Total U.S.	$845.2	$900.8	$(55.6)	(6.2%)

Net sales for the U.S. segment for the year ended December 31, 2016 were $845.2 million, a decrease of $55.6 million, or 6.2%, compared to the year ended December 31, 2015.  Net sales decreased primarily due to lower capital markets transactions and compliance volume, lower commercial and mutual funds print volume and price pressures in investment markets, partially offset by an increase in virtual data room, translation and mutual fund content management services. An analysis of net sales for the U.S segment by reporting unit follows:

•	Capital Markets: Sales decreased due to lower transactional and compliance volumes, partially offset by an increase in virtual data room services.
•	Investment Markets: Sales decreased slightly due to lower mutual funds print volume and price pressures, partially offset by an increase in content management services.
•	Language Solutions and other: Sales decreased due to lower commercial print volume, mostly offset by higher translations services volume.

U.S. segment income from operations for the year ended December 31, 2016 decreased $41.9 million, or 26.1%, as compared to the year ended December 31, 2015, primarily due to decreases in capital markets volumes, price pressures in investment markets and wage and other inflation, partially offset by an increase in virtual data room, translation and mutual fund content management services and cost control initiatives.

Operating margins decreased from 17.8% for the year ended December 31, 2015 to 14.0% for the year ended December 31, 2016 due to unfavorable mix driven by lower capital markets transactions, partially offset by cost control initiatives.

International

	Year Ended December 31,
	2016	2015
	(in millions, except percentages)
Net sales	$138.3	$148.7
Income from operations	9.6	15.3
Operating margin	6.9%	10.3%
Restructuring, impairment and other charges-net	0.6	0.9

Net sales for the International segment for the year ended December 31, 2016 were $138.3 million, a decrease of $10.4 million, or 7.0%, compared to the year ended December 31, 2015 including a $5.4 million, or 3.6%, decrease due to changes in foreign exchange rates. Additionally, net sales decreased primarily due to lower capital markets transactions and compliance volumes, partially offset by an increase in translations and virtual data room services.

International segment income from operations for the year ended December 31, 2016 decreased $5.7 million, or 37.3%, compared to the year ended December 31, 2015, primarily due to the decline in capital markets transactions and compliance volumes and wage and other inflation increases, partially offset by cost control initiatives and lower incentive compensation expense.

Operating margins decreased from 10.3% for the year ended December 31, 2015 to 6.9% for the year ended December 31, 2016 due to lower capital markets transactions, partially offset by cost control initiatives and lower incentive compensation expense.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Year Ended
	December 31,
	2016	2015
	(in millions)
Operating expenses	$22.0	$2.9
Spin-off related transaction expenses	4.6	—
Share-based compensation expense	2.5	1.6
Restructuring, impairment and other charges-net	0.1	—

Corporate operating expenses for the year ended December 31, 2016 increased $19.1 million versus the year ended December 31, 2015 due to higher employee compensation costs incurred to operate as an independent public company, spin-off related transaction expenses, and an increase in bad debt and share-based compensation expense.

Results of Operations for the Year Ended December 31, 2015 as Compared to the Year Ended December 31, 2014

The following table shows the results of operations for the year ended December 31, 2015 and 2014, which reflects the results of acquired businesses from the relevant acquisition dates:

	2015	2014	$ Change	% Change
	(in millions, except percentages)
Services net sales	$628.6	$638.2	$(9.6)	(1.5%)
Products net sales	420.9	441.9	(21.0)	(4.8%)
Net sales	1,049.5	1,080.1	(30.6)	(2.8%)
Services cost of sales (exclusive of depreciation and amortization)	291.9	301.2	(9.3)	(3.1%)
Services cost of sales with RRD affiliates (exclusive of depreciation and amortization)	40.4	39.3	1.1	2.8%
Products cost of sales (exclusive of depreciation and amortization)	230.9	236.3	(5.4)	(2.3%)
Products cost of sales with RRD affiliates (exclusive of depreciation and amortization)	68.3	76.5	(8.2)	(10.7%)
Cost of sales	631.5	653.3	(21.8)	(3.3%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	199.2	290.5	(91.3)	(31.4%)
Restructuring, impairment and other charges-net	4.4	4.8	(0.4)	(8.3%)
Depreciation and amortization	41.7	40.7	1.0	2.5%
Income from operations	$172.7	$90.8	$81.9	90.2%

Combined

Net sales of services for the year ended December 31, 2015 decreased $9.6 million, or 1.5%, to $628.6 million, versus the year ended December 31, 2014 including an $8.7 million, or 1.4%, decrease due to changes in foreign exchange rates. Additionally, net sales of services decreased due to lower capital market transactions volume, partially offset by volume growth in translation services, virtual data room services and mutual fund content management services.

Net sales of products for the year ended December 31, 2015 decreased $21.0 million, or 4.8%, to $420.9 million versus the year ended December 31, 2014, including a $6.8 million, or 1.5%, decrease due to changes in foreign exchange rates. The decline in net sales of products was primarily due to lower healthcare and mutual funds print volume, price pressures in Investment Markets and lower commercial print volume.

Services cost of sales decreased $8.2 million, or 2.4% for the year ended December 31, 2015, versus the prior year.  Services cost of sales decreased due to lower capital market transactions volume in both segments and cost savings initiatives, partially offset by wage and other cost inflation and higher translation services volume. As a percentage of net sales, services cost of sales decreased 0.5% primarily due to cost savings initiatives that more than offset wage and other cost inflation.

Products cost of sales decreased $13.6 million or 4.3% for the year ended December 31, 2015, versus the prior year. Products cost of sales decreased primarily due to lower print volume and cost savings initiatives, partially offset by wage and other inflationary increases.  As a percentage of net sales, products cost of sales increased 0.3% primarily due to wage and other cost inflation that was mostly offset by cost reductions.

Selling, general and administrative expenses decreased $91.3 million, or 31.4%, to $199.2 million, for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to the 2014 impact of the pension settlement charge of $95.7 million and cost control initiatives, partially offset by the impact of the sale of a building of $6.1 million in 2014. As a percentage of net sales, selling, general, and administrative expenses decreased 7.9 percentage points to 19.0%. The impact of the 2014 pension settlement charge and gain on sale of a building drove a decrease of 8.3 percentage points, which was partially offset by the impact of lower volume and price pressures.

For the year ended December 31, 2015, the Company recorded net restructuring, impairment and other charges of $4.4 million, as compared to $4.8 million in the year ended December 31, 2014. In 2015, these charges included $2.3 million of employee termination costs for 64 employees, all of whom were terminated as of December 31, 2016.  These charges were primarily the result of the reorganization of certain administrative functions. The Company also incurred lease termination and other restructuring charges of $1.9 million and other charges of $0.2 million associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans during the year ended December 31, 2015. The 2014 charges included lease termination and other restructuring charges of $2.1 million and charges of $1.7 million for the impairment of an acquired customer relationship intangible asset in 2014. The Company also incurred $0.7 million of employee termination costs as a result of the integration of MultiCorpora and the reorganization of certain operations and other charges of $0.3 million associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans during the year ended December 31, 2014.

Depreciation and amortization increased $1.0 million, or 2.5%, to $41.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.  Depreciation and amortization included $15.4 million and $16.6 million, respectively, of amortization of other intangible assets related to customer relationships, trade names, and non-compete agreements for the years ended December 31, 2015 and 2014.

Income from operations for the year ended December 31, 2015 increased $81.9 million or 90.2% to $172.7 million versus the year ended December 31, 2014, due to the favorable impact of the prior year pension settlement charges of $95.7 million, higher translation services in both segments and cost control initiatives that were more than partially offset by the unfavorable impact of the prior year sale of a building of $6.1 million, price pressures and lower volume in capital market transactions across both segments and domestic investment management volume.

	2015	2014	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$1.1	$1.5	$(0.4)	(26.7%)
Investment and other income-net	0.1	3.1	(3.0)	(96.8%)

Net interest expense decreased by $0.4 million for the year ended December 31, 2015 versus the year ended December 31, 2014, primarily due to a decrease in average outstanding debt with an RRD affiliate.

Net investment and other income for the year ended December 31, 2015 decreased $3.0 million versus the year ended December 31, 2014, due to the impact of a 2014 gain on the sale of an equity investment.

	2015	2014	$ Change	% Change
	(in millions, except percentages)
Income before income taxes	$171.7	$92.4	$79.3	85.8%
Income tax expense	67.4	35.0	32.4	92.6%
Effective income tax rate	39.3%	37.9%

The effective income tax rate for the year ended December 31, 2015 was 39.3%, as compared to 37.9% for the year ended December 31, 2014. This increase resulted from a lower proportion of taxable earnings in international jurisdictions which have lower statutory tax rates than the U.S., for the year ended December 31, 2015.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate.

U.S.

	Year Ended December 31,
	2015	2014
	(in millions, except percentages)
Net sales	$900.8	$916.3
Income from operations	160.3	175.7
Operating margin	17.8%	19.2%
Restructuring, impairment and other charges-net	3.5	2.5
Gain on sale of building	—	6.1

	Net Sales for the
	Year Ended December 31
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Capital Markets	$517.4	$526.8	$(9.4)	(1.8%)
Investment Markets	339.3	348.0	(8.7)	(2.5%)
Language Solutions and other	44.1	41.5	2.6	6.3%
Total U.S.	$900.8	$916.3	$(15.5)	(1.7%)

Net sales for the U.S. segment for the year ended December 31, 2015 were $900.8 million, a decrease of $15.5 million, or 1.7%, compared to the year ended December 31, 2014.  Net sales decreased due to lower capital markets and investment markets volume and price pressures. An analysis of net sales for the U.S. segment by reporting unit follows:

•	Capital Markets: Sales decreased primarily due to lower transactional and data and analytics volume, partially offset by an increase in compliance and virtual data room services.
•	Investment Markets: Sales decreased due to lower healthcare and mutual funds volume and price pressures, partially offset by an increase in content management services volume.
•	Language Solutions and other: Sales increased due to higher translation services volume, mostly offset by lower commercial print volume.

U.S. segment income from operations decreased $15.4 million or 8.8% for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to the 2014 $6.1 million gain on a sale of a building, the decreases in capital markets transactions volume and investment markets volume, as well as price pressures, partially offset by the impact of cost control initiatives.

Operating margins for the year ended December 31, 2015 decreased from 19.2% to 17.8% for the year ended December 31, 2015 as compared to the year ended December 31, 2014.  The 2014 building sale and higher restructuring, impairment and other charges negatively impacted margins by 0.8 percentage points in 2015 compared to 2014. Operating margins also decreased due to the lower capital markets transactions volume, unfavorable mix and price pressures, partially offset by the impact of cost control initiatives.

International

	Year Ended December 31,
	2015	2014
	(in millions, except percentages)
Net sales	$148.7	$163.8
Income from operations	15.3	17.2
Operating margin	10.3%	10.5%
Restructuring, impairment and other charges-net	0.9	2.3

Net sales for the International segment for the year ended December 31, 2015 were $148.7 million, a decrease of $15.1 million, or 9.2%, compared to the year ended December 31, 2014 including a $15.5 million, or 9.5% decrease due to changes in foreign exchange rates.  In addition, an increase in international translation services and compliance volume was partially offset by a decline in capital market transactions volume.

International segment income from operations decreased $1.9 million or 11.0% compared to the year ended December 31, 2014 due to the decline in capital markets transactions volume and the impact of foreign exchange rates, partially offset by increased volume in translation services, cost control initiatives, and lower restructuring, impairment and other charges.

Operating margins decreased slightly from 10.5% for the year ended December 31, 2014 to 10.3% for the year ended December 31, 2015, as the reduced volume in capital markets transactions was largely offset by cost control actions and lower restructuring, impairment and other charges.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Year Ended December 31,
	2015	2014
	(in millions)
Operating expenses	$2.9	$102.1
Share-based compensation expense	1.6	2.1
Pension settlement charges	—	95.7

Corporate operating expenses in the year ended December 31, 2015 were $2.9 million, a decrease of $99.2 million compared to the year ended December 31, 2014. The decrease was driven by the favorable impact of $95.7 million related to the 2014 pension settlement charge described above and lower employee benefit costs.

Liquidity and Capital Resources

Prior to the Separation, RRD provided financing, cash management and other treasury services to Donnelley Financial. The Company’s cash balances were swept by RRD and the Company received funding from RRD for operating and investing needs. Cash transferred to and from RRD was recorded as intercompany payables and receivables which are reflected in the net parent company investment in the consolidated and combined financial statements. Subsequent to the Separation, the Company no longer participates in cash management and funding arrangements with RRD.

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Cash on hand, operating cash flows and the Company’s $300.0 million senior secured revolving credit facility (the “Revolving Facility”) are the primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s debt obligations, capital expenditures necessary to support productivity improvement and growth, acquisitions and completion of restructuring programs.

The following describes the Company’s cash flows for the years ended December 31, 2016 and 2015.

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

Net cash provided by operating activities was $106.0 million for the year ended December 31, 2016 compared to $120.9 million for the year ended December 31, 2015. The decrease in net cash provided by operating activities reflected lower profitability, a decrease in pension plan income allocations, which were treated as cash in periods prior to the Separation, and timing of payments for employee-related liabilities and suppliers, partially offset by timing of cash collections.

Cash Flows Used For Investing Activities

Net cash used in investing activities was $29.3 million for the year ended December 31, 2016 compared to $37.1 million for the year ended December 31, 2015.  Capital expenditures were $26.2 million during the year ended December 31, 2016, a decrease of $0.9 million as compared to the same period of 2015. Net cash used in investing activities for the year ended December 31, 2016 also included $3.5 million used for the purchase of investments compared to $10.0 million used to purchase an equity investment for the year ended December 31, 2015.

Cash Flows Used For Financing Activities

Net cash used in financing activities for the year ended December 31, 2016 was $60.0 million compared to $94.8 million for the year ended December 31, 2015. The decrease in net cash used in financing activities reflected $348.2 million of proceeds from the issuance of long-term debt, offset by $50.0 million in payments on long-term debt and a $284.1 million increase in net transfers to RRD and its affiliates in connection with the Separation.

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

The Company entered into a number of commercial and other arrangements with RRD and its subsidiaries. These include, among other things, arrangements for the provision of services, including global outsourcing and logistics services, printing and binding, digital printing, composition, premedia and access to technology. The Company also entered into a number of commercial and other arrangements with LSC and its subsidiaries, pursuant to which LSC will print and bind products for the Company. The terms of the arrangements with RRD and LSC do not exceed 24 months following the Separation.

The following table quantifies the Company’s future contractual obligations as of December 31, 2016:

	Payments Due In
	Total	2017	2018	2019	2020	2021	Thereafter
	(in millions)
Debt (a)	$600.0	$—	$—	$6.9	$17.5	$17.5	$558.1
Interest due on debt	361.4	39.7	39.7	39.7	39.1	38.2	165.0
Operating leases (b)	137.6	33.5	23.3	17.4	12.9	11.4	39.1
Outsourced services (c)	34.3	31.0	1.9	0.7	0.7	—	—
Deferred compensation	40.0	12.5	4.9	5.9	1.6	1.3	13.8
Multi-employer pension plan withdrawal obligations	6.4	0.4	0.4	0.4	0.4	0.4	4.4
Incentive compensation	4.5	4.5	—	—	—	—	—
Pension and other postretirement benefits plan contributions (d)	4.8	2.3	2.5	—	—	—	—
Other (e)	11.7	10.9	0.8	—	—	—	—
Total as of December 31, 2016	$1,200.7	$134.8	$73.5	$71.0	$72.2	$68.8	$780.4

(a)	Excludes unamortized debt issuance costs of $11.3 million and a discount of $1.7 million which do not represent contractual commitments with a fixed amount or maturity date.
(b)	Operating leases include obligations to landlords.
(c)	Includes information technology, professional, maintenance and other outsourced services.
(d)

Includes estimated pension and other postretirement benefits plan contributions for 2017 and 2018 and does not include the obligations for subsequent periods, as the Company is unable to reasonably estimate the ultimate amounts.

(e)

Other includes purchases of property, plant and equipment of $4.5 million, commercial agreement obligations of $1.8 million, employee restructuring-related severance payments of $1.6 million and miscellaneous other obligations.

Liquidity

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.

Cash and cash equivalents were $36.2 million as of December 31, 2016, an increase of $21.1 million as compared to December 31, 2015.

Cash and cash equivalents of $36.2 million at December 31, 2016 included $19.4 million in the U.S. and $16.8 million at international locations. The Company has not recognized deferred tax liabilities related to taxes on foreign earnings as foreign earnings are considered to be permanently reinvested. Certain cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

The Separation and Distribution Agreement includes a provision for RRD to make a future cash payment of $68.0 million to Donnelley Financial no later than April 1, 2017, which is included on the consolidated and combined balance sheet as of December 31, 2016.

On September 30, 2016, in connection with the Separation, the Company entered into a $350.0 million senior secured term loan B facility (the ”Term Loan Credit Facility”) and the Revolving Facility.  The Company will use the proceeds of the $68.0 million receivable from RRD to reduce outstanding debt under the Term Loan Credit Facility.

As of December 31, 2016, there were no borrowings under the Revolving Facility. Based on the Company’s results of operations for the year ended December 31, 2016 and existing debt, the Company would have had the ability to utilize $153.7 million of the $300.0 million Revolving Facility and not have been in violation of the terms of the agreement. The current availability under the Revolving Facility and net available liquidity as of December 31, 2016 is shown in the table below:

December 31, 2016
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	145.4
$154.6
Usage
Borrowings under the Revolving Facility	-
Impact on availability related to outstanding letters of credit	0.9
$0.9

Current availability at December 31, 2016	$153.7
Cash	36.2
Net Available Liquidity	$189.9

The Company was in compliance with its debt covenants as of December 31, 2016, and expects to remain in compliance based on management’s estimates of operating and financial results for 2017 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of December 31, 2016, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of December 31, 2016, the Revolving Facility is supported by seventeen U.S. and international financial institutions.

As of December 31, 2016, the Company had $1.4 million in outstanding letters of credit and bank guarantees, of which $0.9 million reduced the availability under the Revolving Facility.

The Company’s liquidity may be affected by its credit ratings. The Company’s S&P and Moody’s credit ratings as of December 31, 2016 are shown in the table below:

	S&P	Moody's
Ratings
Long-term corporate credit rating	BB-	B1
Senior unsecured debt	BB-	B3
Credit Agreement	BB-	B1
Outlook	Stable	Stable

Debt Issuances

On September 30, 2016, the Company issued $300 million of 8.250% Senior Notes (the “Notes”) due October 15, 2024.  Interest on the Senior Notes is due semi-annually on April 15 and October 15, commencing on April 15, 2017.  The Notes were issued to RRD for the transfer to the Company of RRD’s financial communications and data services business on September 30, 2016.  RRD transferred the Notes on September 30, 2016 to J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and MUFG Securities Americas Inc. (the “Selling Noteholders”), in exchange for certain outstanding debt securities of RRD that the Selling Noteholders had acquired from other holders of RRD debt securities.

The Notes were issued pursuant to an indenture where certain wholly-owned domestic subsidiaries of the Company guarantee the Senior Notes (the “Guarantors”).  The Notes are jointly and severally guaranteed, on an unsecured basis, by the Guarantors, which are comprised of each of the Company’s existing and future direct and indirect wholly-owned U.S. subsidiaries that guarantee the Company’s obligations under the Credit Facilities. The Notes are not guaranteed by the Company’s foreign subsidiaries or unrestricted subsidiaries. The Notes and the related guarantees will be the Company and the Guarantors’, respective, senior unsecured obligations and will rank equally in right of payment to all present and future senior debt, including the obligations under the Company’s Credit Facilities, senior in right of payment to all present and future subordinated debt, and effectively subordinated in right of payment to any of the Company and the Guarantors’ secured debt, to the extent of the value of the assets securing such debt. The indenture governing the Notes contains certain covenants applicable to the Company and its restricted subsidiaries, including limitations on: (1) liens; (2) indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries. Each of these covenants is subject to important exceptions and qualifications.

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

On September 30, 2016, the Company entered into the Credit Agreement, which provided for the Credit Facilities, which included (i) a new senior secured term loan B facility in an aggregate principal amount of $350.0 million and (ii) a new first lien senior secured revolving credit facility in an aggregate principal amount of $300.0 million. The Credit Facilities are unconditionally and irrevocably guaranteed, jointly and severally on a senior secured basis, by certain material subsidiaries of the Company.  The Credit Facilities are not guaranteed by the Company’s foreign or unrestricted subsidiaries. The interest rate per annum applicable to the Term Loan Facility is equal to, at the Company’s option, either a base rate plus a margin of 3.00% or LIBOR plus a margin of 4.00%. The interest rate per annum applicable to revolving loans under the Revolving Credit Facility is equal to a base rate plus a margin ranging from 1.125% to 1.750%, or LIBOR plus a margin ranging from 2.125% to 2.750%, in either case based upon the consolidated leverage ratio of the Company and its restricted subsidiaries. The LIBOR rate with respect to the Term Loan Facility is subject to a “floor” of 1%. The Term Loan Facility will mature on September 30, 2023 and the Revolving Credit Facility will mature on September 30, 2021.

The Credit Agreement contains a number of covenants, including, but not limited to, a minimum Interest Coverage Ratio and the Consolidated Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $15 million in aggregate, though additional dividends may be allowed subject to certain conditions. Each of these covenants is subject to important exceptions and qualifications.

The Company used the net proceeds from the Term Loan Facility to fund a cash dividend to RRD in connection with the separation and to pay fees and expenses related to the separation from RRD.  The Company intends to use any additional borrowings under the Credit Facilities for general corporate purposes, including the financing of permitted investments.

There were no borrowings under the Revolving Facility as of December 31, 2016.

Risk Management

The Company is exposed to interest rate risk on its variable debt. At December 31, 2016, the Company’s exposure to rate fluctuations on variable-interest borrowings was $300.0 million.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at December 31, 2016 by approximately $13.2 million, or 4.4%.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange spot and forward contracts to hedge the currency risk. The Company does not use derivative financial instruments for trading or speculative purposes.

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 10, Commitments and Contingencies, to the Consolidated and Combined Financial Statements.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s combined financial statements are described in Note 21, New Accounting Pronouncements, to the Consolidated and Combined Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to potential fluctuations in earnings, cash flows, and the fair value of certain assets and liabilities due to changes in interest rates and foreign currency exchange rates. The Company manages exposure to these market risks through regular operating and financial activities and, when deemed appropriate, through the use of derivative financial instruments for risk management purposes. As a result, the Company does not anticipate any material losses from these risks. The Company was not a party to any derivative financial instrument at December 31, 2016 or 2015.

The Company discusses risk management in various places throughout this document, including discussions concerning liquidity and capital resources.

Foreign Exchange Risk

While the substantial majority of the Company’s business is conducted within the U.S., approximately 14% of the Company’s consolidated and combined net sales in 2016 were earned outside of the U.S. The Company has operations internationally that are denominated in foreign currencies, primarily the British Pound and Canadian dollar, exposing the Company to foreign currency exchange risk which may adversely impact financial results. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of the Company’s various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange spot and forward contracts to hedge the currency risk. The Company does not use derivative financial instruments for trading or speculative purposes.

For the year ended December 31, 2016, a hypothetical 10% strengthening of the U.S. dollar relative to multiple currencies would have resulted in a decrease in earnings before income taxes of $0.9 million. A hypothetical 10% strengthening of the U.S. dollar relative to multiple currencies at December 31, 2016 would have resulted in a decrease in total assets of approximately $9.4 million.

Interest Rate Risk

The Company is exposed to interest rate risk on its variable debt. At December 31, 2016, the Company’s exposure to rate fluctuations on variable-interest borrowings was $300.0 million.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at December 31, 2016 by approximately $13.2 million, or 4.4%.

Credit Risk

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated due to the Company’s large, diverse customer base, dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10% of the Company’s combined net sales in the years ended December 31, 2016, 2015 or 2014. The Company maintains provisions for potential credit losses and such losses to date have normally been within the Company’s expectations. The Company evaluates the solvency of its customers on an ongoing basis to determine if additional allowances for doubtful accounts receivable need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a)	Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2016. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

(b)	Changes in internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. In its Annual Report on Form 10-K for the year ending December 31, 2017, management and the Company’s independent registered public accounting firm will be required to provide an assessment as to the effectiveness of the Company’s internal control over financial reporting.

During the fourth quarter of 2016, under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company completed certain changes to its financial reporting controls to support the separate financial reporting requirements of Donnelley Financial. There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2016 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF DONNELLEY FINANCIAL SOLUTIONS, INC. AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 18, 2017 (the “2017 Proxy Statement”).

The Company has adopted a policy statement entitled Code of Ethics that applies to its chief executive officer and senior financial officers. In the event that an amendment to, or a waiver from, a provision of the Code of Ethics is made or granted, the Company intends to post such information on its web site, www.dfsco.com. A copy of the Company’s Code of Ethics has been filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

EXECUTIVE OFFICERS OF DONNELLEY FINANCIAL SOLUTIONS, INC.

Name, Age and Position with the Company	Officer Since	Business Experience
Daniel N. Leib 50, Chief Executive Officer	2016

Served as RRD’s Executive Vice President and Chief Financial Officer from May 2011 to October 2016. Prior to this, served as RRD’s Group Chief Financial Officer and Senior Vice President, Mergers and Acquisitions since August 2009 and Treasurer from June 2008 to February 2010. Prior to this, served as RRD’s Senior Vice President, Treasurer, Mergers and Acquisitions and Investor Relations since July 2007. Prior to this, from May 2004 to 2007, served in various capacities in financial management, corporate strategy and investor relations.

Thomas F. Juhase 56, Chief Operating Officer	2016

Served as RRD’s President, Financial, Global Outsourcing and Document Solutions from 2010 to October 2016. He served as RRD’s President, Financial and Global Outsourcing from 2007 to 2010, as President, Global Capital Market, Financial Print Solutions from 2004 to 2007. From 1991 to 2004, Mr. Juhase served in various capacities with RRD in sales and operations in the U.S. and internationally.

David A. Gardella 47, Chief Financial Officer	2016

Served as RRD’s Senior Vice President, Investor Relations & Mergers and Acquisitions from 2011 to October 2016. He served as RRD’s Vice President, Investor Relations from 2009 to 2011 and as Vice President, Corporate Finance from 2008 to 2009. From 1992 to 2004 and then from 2005 to 2008, Mr. Gardella served in various capacities in financial management and financial planning & analysis.

Jennifer B. Reiners 50, General Counsel	2016

Served as RRD’s Senior Vice President, Deputy General Counsel from 2008 to October 2016 and as Vice President, Deputy General Counsel from 2005 to 2008. Prior to this she served in various capacities in the legal department from 1997 to 2008.

Kami S. Turner 42, Controller and Chief Accounting Officer	2016

Served as RRD’s Assistant Controller from December 2012 to October 2016. Prior to this, served as Vice President, External Reporting in 2012 and from 2009 to 2011 served in various capacities in finance at RRD.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the material under the captions “Compensation Discussion and Analysis,” “Human Resources Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation” of the 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2017 Proxy Statement.

Equity Compensation Plan Information

Information as of December 31, 2016 concerning compensation plans under which Donnelley Financial’s equity securities are authorized for issuance was as follows:

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (in thousands) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (1)) (in thousands) (3)
Equity compensation plans approved by security holders (a)	735.7	$21.48	2,588.6

(a)

Includes 436,352 shares issuable upon the vesting of restricted stock units, however, excludes 156,169 of restricted stock awards as these awards are already issued under the Donnelley Financial Solutions Performance Incentive Plan as common stock.

(b)	Restricted stock units and restricted stock awards were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(c)

All of these shares are available for issuance under the Donnelley Financial Solutions Performance Incentive Plan. The Donnelley Financial Solutions Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 3,500,000 in the aggregate, of which 2,588,619 remain available for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the heading “Certain Transactions,” “The Board’s Committees and Their Functions” and “Corporate Governance—Independence of Directors” of the 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm” of the 2017 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	1. Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

The exhibits listed on the accompanying index (pages E-1 through E-3) are filed as part of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules omitted

Certain schedules have been omitted because the required information is included in the consolidated financial statements and notes thereto or because they are not applicable or not required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2017.

DONNELLEY FINANCIAL SOLUTIONS, INC.

By:	/ S / DAVID A. GARDELLA
David A. Gardella Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 28th day of February 2017.

Signature and Title	Signature and Title

/ S / DANIEL N. LEIB	/ S / NANCY E. CALDWELL *
Daniel N. Leib President and Chief Executive Officer, Director (Principal Executive Officer)	Nancy E. Caldwell Director

/ S / DAVID A. GARDELLA	/ S / CHARLES D. DRUCKER *
David A. Gardella Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Charles D. Drucker Director

/ S / KAMI S. TURNER	/ S / GARY G. GREENFIELD *
Kami S. Turner Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	Gary G. Greenfield Director

/ S / RICHARD L. CRANDALL *	/ S / LOIS M. MARTIN *
Richard L. Crandall Chairman of the Board, Director	Lois M. Martin Director

/ S / LUIS A. AGUILAR *	/ S / OLIVER R. SOCKWELL *
Luis A. Aguilar Director	Oliver R. Sockwell Director

By:	/ S / JENNIFER B. REINERS
Jennifer B. Reiners As Attorney-in-Fact

*	By Jennifer B. Reiners as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission

ITEM 15(a).  INDEX TO FINANCIAL STATEMENTS

Page
Consolidated and Combined Statements of Operations for each of the three years in the period ended December 31, 2016	F–2
Consolidated and Combined Statements of Comprehensive Income for each of the three years in the period ended December 31, 2016	F–3
Consolidated and Combined Balance Sheets as of December 31, 2016 and 2015	F–4
Consolidated and Combined Statements of Cash Flows for each of the three years in the period ended December 31, 2016	F–5
Consolidated and Combined Statements of Equity for each of the three years in the period ended December 31, 2016	F–6
Notes to Consolidated and Combined Financial Statements	F–7
Report of Independent Registered Public Accounting Firm	F–45
Unaudited Interim Financial Information	F–46

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Consolidated and Combined Statements of Operations

(in millions, except per share data)

	Year Ended December 31,
	2016	2015	2014

Services net sales	$598.6	$628.6	$638.2
Products net sales	384.9	420.9	441.9
Total net sales	983.5	1,049.5	1,080.1
Services cost of sales (exclusive of depreciation and amortization)	297.1	291.9	301.2
Services cost of sales with RR Donnelley affiliates (exclusive of depreciation and amortization)	37.8	40.4	39.3
Products cost of sales (exclusive of depreciation and amortization)	226.2	230.9	236.3
Products cost of sales with RR Donnelley affiliates (exclusive of depreciation and amortization)	57.9	68.3	76.5
Total cost of sales	619.0	631.5	653.3
Selling, general and administrative expenses (exclusive of depreciation and amortization)	209.8	199.2	290.5
Restructuring, impairment and other charges-net	5.4	4.4	4.8
Depreciation and amortization	43.3	41.7	40.7
Income from operations	106.0	172.7	90.8
Interest expense-net	11.7	1.1	1.5
Investment and other income-net	—	(0.1)	(3.1)
Earnings before income taxes	94.3	171.7	92.4
Income tax expense	35.2	67.4	35.0
Net earnings	$59.1	$104.3	$57.4

Net earnings per share (Note 14):
Basic net earnings per share	$1.81	$3.22	$1.77
Diluted net earnings per share	$1.80	$3.22	$1.77
Weighted average number to common shares outstanding
Basic	32.6	32.4	32.4
Diluted	32.8	32.4	32.4

See Notes to Consolidated and Combined Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Consolidated and Combined Statements of Comprehensive Income

(in millions)

	Year Ended December 31,
	2016	2015	2014
Net earnings	$59.1	$104.3	$57.4

Other comprehensive (loss) income, net of tax:
Translation adjustments	(0.1)	(7.5)	(2.9)
Adjustment for net periodic pension plan cost	7.1	27.5	(169.9)
Other comprehensive income (loss), net of tax	7.0	20.0	(172.8)
Comprehensive income (loss)	$66.1	$124.3	$(115.4)

See Notes to Consolidated and Combined Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Consolidated and Combined Balance Sheets

(in millions, except per share data)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$36.2	$15.1
Receivables, less allowances for doubtful accounts of $6.4 in 2016 (2015 - $4.6)	156.2	146.2
Receivable from RR Donnelley	96.0	—
Inventories	24.1	22.2
Prepaid expenses and other current assets	17.1	7.3
Total current assets	329.6	190.8
Property, plant and equipment-net	35.5	33.0
Goodwill	446.4	446.8
Other intangible assets-net	54.3	69.3
Software-net	41.6	43.4
Deferred income taxes	37.0	10.6
Other noncurrent assets	34.5	23.7
Total assets	$978.9	$817.6
LIABILITIES
Accounts payable	$85.3	$39.5
Accrued liabilities	100.7	75.4
Short-term debt	—	8.8
Total current liabilities	186.0	123.7
Long-term debt (Note 13)	587.0	—
Note payable with an RR Donnelley affiliate	—	29.2
Deferred compensation liabilities	24.4	28.5
Pension and other postretirement benefits plan liabilities	56.4	—
Other noncurrent liabilities	14.0	12.7
Total liabilities	867.8	194.1
Commitments and Contingencies (Note 10)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued: 32.6 shares in 2016	0.3	—
Additional paid-in-capital	179.9	—
Net parent company investment	—	639.5
Retained deficit	(0.8)	—
Accumulated other comprehensive loss	(68.3)	(16.0)
Total equity	111.1	623.5
Total liabilities and equity	$978.9	$817.6

See Notes to Consolidated and Combined Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Consolidated and Combined Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net earnings	$59.1	$104.3	$57.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment charges	—	—	1.7
Depreciation and amortization	43.3	41.7	40.7
Provision for doubtful accounts receivable	3.1	0.5	1.4
Share-based compensation	2.5	1.6	2.1
Deferred income taxes	(5.9)	10.2	(12.9)
Changes in uncertain tax positions	0.9	0.3	(0.3)
Gain on investments and other assets - net	0.1	—	(9.0)
Net pension and other postretirement benefits plan income	(1.0)	—	—
Loss on pension settlement	—	—	95.7
Other	1.0	0.2	0.7
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable - net	(43.1)	(10.2)	3.9
Inventories	(1.9)	0.2	0.9
Prepaid expenses and other current assets	(7.4)	0.9	(1.1)
Accounts payable	42.3	5.1	(6.0)
Income taxes payable and receivable	(3.6)	(0.7)	1.5
Accrued liabilities and other	16.6	(33.2)	(51.4)
Net cash provided by operating activities	106.0	120.9	125.3
INVESTING ACTIVITIES
Capital expenditures	(26.2)	(27.1)	(28.8)
Acquisition of business, net of cash acquired	—	—	(6.0)
Proceeds from sales of other assets	—	—	5.3
Purchases of investments	(3.5)	(10.0)	—
Other investing activities	0.4	—	—
Net cash used in investing activities	(29.3)	(37.1)	(29.5)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	348.2	—	—
Payments on long-term debt	(50.0)	—	—
Net change in short-term debt	(8.8)	(24.0)	(12.8)
Debt issuance costs	(9.3)	—	—
Payments on note payable with an RR Donnelley affiliate	—	(14.8)	(14.7)
Net transfers to Parent and affiliates	(340.1)	(56.0)	(62.9)
Net cash used in financing activities	(60.0)	(94.8)	(90.4)
Effect of exchange rate on cash and cash equivalents	4.4	(2.5)	2.0
Net increase (decrease) in cash and cash equivalents	21.1	(13.5)	7.4
Cash and cash equivalents at beginning of year	15.1	28.6	21.2
Cash and cash equivalents at end of period	$36.2	$15.1	$28.6

Supplemental non-cash disclosure:
Debt exchange with RR Donnelley, including $5.5 million of debt issuance costs	$300.0	$—	$—
Settlement of intercompany note payable	29.6	—	—
Accrued debt issuance costs	1.5	—	—

See Notes to Consolidated and Combined Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Consolidated and Combined Statements of Equity

(in millions)

	Common Stock		Additional Paid-in-Capital	Net Parent Company Investment	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance at January 1, 2014	—	$—	$—	$1,025.5	$—	$(500.9)	$524.6
Net earnings	—	—	—	57.4	—	—	57.4
Net transfers to RR Donnelley	—	—	—	(57.7)	—	—	(57.7)
Other comprehensive loss	—	—	—	—	—	(172.8)	(172.8)
Balance at December 31, 2014	—	$—	$—	$1,025.2	$—	$(673.7)	$351.5
Net earnings	—	—	—	104.3	—	—	104.3
Net transfers to RR Donnelley	—	—	—	(53.2)	—	—	(53.2)
Net transfer of pension plan to RR Donnelley	—	—	—	(436.8)	—	637.7	200.9
Other comprehensive income	—	—	—	—	—	20.0	20.0
Balance at December 31, 2015	—	$—	$—	$639.5	$—	$(16.0)	$623.5
Net earnings	—	—	—	59.9	(0.8)	—	59.1
Net transfers to RR Donnelley	—	—	—	(598.8)	—	—	(598.8)
Separation-related adjustments	—	—	—	78.0	—	(59.3)	18.7
Reclassification of net parent company investment in connection with the Separation	—	—	178.6	(178.6)	—	—	—
Issuance of common stock upon separation	32.4	0.3	—	—	—	—	0.3
Share-based compensation	—	—	1.3	—	—	—	1.3
Issuance of share-based awards, net of withholdings and other	0.2	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	7.0	7.0
Balance at December 31, 2016	32.6	$0.3	$179.9	$—	$(0.8)	$(68.3)	$111.1

See Notes to Consolidated and Combined Financial Statements

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 1. Overview and Basis of Presentation

Description of Business and Separation

Donnelley Financial Solutions, Inc. (“Donnelley Financial,” or the “Company”) is a financial communications services company that supports global capital markets compliance and transaction needs for its corporate clients and their advisors (such as law firms and investment bankers) and global investment markets compliance and analytics needs for mutual fund companies, variable annuity providers and broker/dealers. With proprietary technology such as data storage and workflow collaboration tools, deep subject matter expertise and a global footprint, Donnelley Financial produces, manages, stores, distributes and translates documents and electronic communications in order to deliver timely financial communications to investors and documents in a manner that complies with regulatory commissions.

Donnelley Financial’s Registration Statement on Form 10, as amended, was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on September 20, 2016. On October 1, 2016, Donnelley Financial became an independent publicly traded company through the distribution by R.R. Donnelley & Sons Company (“RRD”) of approximately 26.2 million shares, or 80.75%, of Donnelley Financial common stock to RRD shareholders (the “Separation”). Holders of RRD common stock received one share of Donnelley Financial common stock for every eight shares of RRD common stock held on September 23, 2016. RRD retained approximately 6.2 million shares of Donnelley Financial common stock, or a 19.25% interest in Donnelley Financial, as part of the Separation, but expects to dispose of the common stock that it retained in the 12-month period following the Separation. Donnelley Financial’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange on October 3, 2016.  On October 1, 2016, RRD also completed the previously announced separation of LSC Communications, Inc. (“LSC”), its publishing and retail-centric print services and office products business.

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

The Company entered into a number of commercial and other arrangements with RRD and its subsidiaries. These include, among other things, arrangements for the provision of services, including global outsourcing and logistics services, printing and binding, digital printing, composition, premedia and access to technology. The Company also entered into a number of commercial and other arrangements with LSC and its subsidiaries, pursuant to which LSC will print and bind products for the Company. The terms of the arrangements with RRD and LSC do not exceed 24 months. Subsequent to the Separation, RRD and LSC are clients of the Company and expect to utilize financial communication software and services that the Company provides to all of its clients.

Basis of Presentation

The accompanying consolidated and combined financial statements reflect the consolidated financial position and consolidated results of operations of the Company as an independent, publicly traded company for the periods after the Separation and the combined financial position and combined results of operations for the periods prior to the Separation. Prior to the Separation, the combined financial statements were prepared on a stand-alone basis and were derived from RRD’s consolidated financial statements and accounting records. The consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in accordance with the rules and regulations of the SEC.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

For periods prior to the Separation, the consolidated and combined financial statements include the allocation of certain assets and liabilities that have historically been held at the RRD corporate level but which are specifically identifiable or attributable to the Company.  Cash and cash equivalents held by RRD were not allocated to Donnelley Financial unless they were held in a legal entity that was transferred to Donnelley Financial. All intercompany transactions and accounts within Donnelley Financial have been eliminated. All intracompany transactions between RRD and Donnelley Financial are considered to be effectively settled in the consolidated and combined financial statements at the time the transaction is recorded. The total net effect of the settlement of these intracompany transactions is reflected in the consolidated and combined statements of cash flows as a financing activity and in the consolidated and combined balance sheets as net parent company investment. Net parent company investment is primarily impacted by contributions from RRD which are the result of treasury activities and net funding provided by or distributed to RRD.

Prior to the Separation, the consolidated and combined financial statements include certain expenses of RRD which were allocated to Donnelley Financial for certain functions, including general corporate expenses related to information technology, finance, legal, human resources, internal audit, treasury, tax, investor relations and executive oversight.  These expenses were allocated to the Company on the basis of direct usage, when available, with the remainder allocated on the pro rata basis of revenue, employee headcount, or other measures. We consider the expense methodology and results to be reasonable for all periods presented.  However these allocations may not be indicative of the actual expenses that would have been incurred as an independent public company or the costs that may be incurred in the future.

For periods prior to the Separation, the income tax amounts in the consolidated and combined financial statements were calculated based on a separate income tax return methodology and presented as if the Company’s operations were separate taxpayers in the respective jurisdictions.

RRD maintained various benefit and share-based compensation plans at a corporate level.  Donnelley Financial employees participated in those programs and a portion of the cost of those plans is included in Donnelley Financial’s consolidated and combined financial statements.  On October 1, 2016, Donnelley Financial recorded net pension plan liabilities of $68.3 million (consisting of a total benefit plan liability of $317.0 million, net of plan assets having fair market value of $248.7 million), as a result of the transfer of certain pension plan liabilities and assets from RRD to the Company upon the legal split of those plans. The Company also recorded a net other postretirement benefit liability of $1.5 million, as a result of the transfer of an other postretirement benefit plan from RRD to the Company. Refer to Note 11, Retirement Plans, for further details regarding the Company’s pension and other postretirement benefit plans. Refer to Note 15, Share Based Compensation, for further details regarding the Company’s share-based compensation plans.

Donnelley Financial generates a portion of net revenue from sales to RRD’s subsidiaries. Included in the consolidated and combined financial statements are net revenues from sales to RRD and affiliates of $19.4 million, $7.8 million and $8.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Donnelley Financial utilizes RRD for freight and logistics, production of certain printed products and outsourced business services functions. Included in the consolidated and combined financial statements are cost of sales to RRD and affiliates of $95.7 million, $108.7 million and 115.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Intercompany receivables and payables with RRD are reflected within net parent company investment in the accompanying consolidated and combined financial statements for periods prior to the Separation. See Note 20, Related Parties, for a further description of related party transactions.

Note 2. Significant Accounting Policies

Use of Estimates —The preparation of consolidated and combined financial statements, in conformity with GAAP, requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for uncollectible accounts receivable, inventory obsolescence, asset valuations and useful lives, employee benefits, taxes, restructuring and other provisions and contingencies.

Foreign Operations —Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income (loss) while transaction gains and losses are recorded in net earnings. Deferred taxes are not provided on cumulative foreign currency translation adjustments when the Company expects foreign earnings to be permanently reinvested.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Fair Value Measurements—Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company records the fair value of its pension plan assets on a recurring basis. See Note 11, Retirement Plans, for the fair value of the Company’s pension plan assets as of December 31, 2016.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. Assets measured at fair value on a nonrecurring basis include long-lived assets held and used, long-lived assets held for sale, goodwill and other intangible assets. See Note 3, Business Combinations, for further discussion on the fair value of assets and liabilities associated with acquisitions. The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The three-tier value hierarchy, which prioritizes valuation methodologies based on the reliability of the inputs, is:

Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

Revenue Recognition — The Company files highly-customized materials, such as regulatory S-filings and IPOs with the SEC on behalf of its customers, and performs XBRL and related services.  Revenue is recognized for these services upon completion of the service performed or following final delivery of the related printed product. The Company also provides virtual data room services and other content management services, for which revenue is recognized as the service is performed. The Company recognizes revenue for the majority of its products upon the transfer of title and risk of ownership, which is generally upon shipment to the customer. Because substantially all of the Company’s products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale.

The Company records deferred revenue in situations where amounts are invoiced but the revenue recognition criteria outlined above are not met. Such revenue is recognized when all criteria are subsequently met.

Certain revenues earned by the Company require judgment to determine if revenue should be recorded gross, as a principal, or net of related costs, as an agent. Billings for shipping and handling costs as well as certain postage costs, and out-of-pocket expenses are recorded gross.  The Company’s printing operations process paper that may be supplied directly by customers or may be purchased by the Company and sold to customers.  No revenue is recognized for customer-supplied paper, but revenues for Company-supplied paper are recognized on a gross basis.

Cash and cash equivalents —The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term securities consist of investment grade instruments of governments, financial institutions and corporations.

Receivables— Receivables are stated net of allowances for doubtful accounts and primarily include trade receivables, notes receivable and miscellaneous receivables from suppliers. No single customer comprised more than 10% of the Company’s net sales in 2016, 2015 or 2014. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience. See Note 6, Accounts Receivable, for details of activity affecting the allowance for doubtful accounts receivable.

Inventories —Inventories include material, labor and factory overhead and are stated at the lower of cost or market and net of excess and obsolescence reserves for raw materials and finished goods. Provisions for excess and obsolete inventories are made at differing rates, utilizing historical data and current economic trends, based upon the age and type of the inventory. Specific excess and obsolescence provisions are also made when a review of specific balances indicates that the inventories will not be utilized in production or sold.  Inventory is valued using the First-In, First-Out (FIFO) method.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Long-Lived Assets —The Company assesses potential impairments to its long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are reviewed annually for impairment or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. An impaired asset is written down to its estimated fair value based upon the most recent information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Long-lived assets, other than goodwill, are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell.

Property, plant and equipment —Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from 15 to 40 years for buildings, the lesser of 7 years or the lease term for leasehold improvements and from 3 to 15 years for machinery and equipment. Maintenance and repair costs are charged to expense as incurred. Major overhauls that extend the useful lives of existing assets are capitalized. When properties are retired or disposed, the costs and accumulated depreciation are eliminated and the resulting profit or loss is recognized in the results of operations.

Goodwill —Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative fair value of each reporting unit.  The Company's goodwill balances were reallocated from RRD’s historical reporting units based on the relative fair values of the businesses.

Goodwill is reviewed for impairment annually as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value.

For certain reporting units, the Company may perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing this qualitative analysis, the Company considers various factors, including the excess of prior year estimates of fair value compared to carrying value, the effect of market or industry changes and the reporting units’ actual results compared to projected results. Based on this qualitative analysis, if management determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying value, no further impairment testing is performed.

For the remaining reporting units, the Company compares each reporting unit’s fair value, estimated based on comparable company market valuations and expected future discounted cash flows to be generated by the reporting unit, to its carrying value. If the carrying value exceeds the reporting unit’s fair value, the Company performs an additional fair value measurement calculation to determine the impairment loss, which is charged to operations in the period identified.

The Company also performs an interim review for indicators of impairment at each quarter-end to assess whether an interim impairment review is required for any reporting unit. In the Company’s annual review at October 31, 2016, and its interim review for indicators of impairment as of December 31, 2016, management concluded that there were no indicators that the fair value of any of the reporting units with goodwill was more likely than not below its carrying value.

Amortization — Certain costs to acquire and develop internal-use computer software are capitalized and amortized over their estimated useful life using the straight-line method, up to a maximum of five years. Amortization expense related to internally-developed software, excluding amortization expense related to other intangible assets, was $20.5 million, $17.2 million and $14.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Other intangible assets are recognized separately from goodwill and are amortized over their estimated useful lives.  See Note 5, Goodwill and Other Intangible Assets, for further discussion of other intangible assets and the related amortization expense.

Share-Based Compensation — In periods prior to the Separation, RRD maintained an incentive share-based compensation program for the benefit of its officers, directors, and certain employees, including certain Donnelley Financial employees.  For those periods share-based compensation expense has been allocated to the Company based on the awards and terms previously granted to the Company’s employees as well as an allocation of compensation expense to RRD’s corporate and shared functional employees.

Subsequent to the Separation, the Company recognizes share-based compensation expense based on estimated fair values for all share-based awards made to employees and directors, including restricted stock and restricted stock units. The Company recognizes compensation expense for restricted stock units expected to vest on a straight-line basis over the requisite service period of the award, based on the grant date fair value. The Company recognizes compensation expense for performance based restricted stock awards utlizing a graded vesting schedule. See Note 15, Share-Based Compensation, for further discussion.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Pension and Other Postretirement Benefit Plans — Prior to the Separation, RRD provided pension and other postretirement healthcare benefits to certain current and former employees of Donnelley Financial.  RRD was responsible for the net benefit plan obligations associated with these plans, and as such, these liabilities are not reflected in Donnelley Financial’s consolidated and combined balance sheets. Donnelley Financial’s consolidated and combined statements of operations include expense allocations for these benefits. These allocations were funded through intercompany transactions with RRD which are reflected within net parent company investment in Donnelley Financial.

Effective December 31, 2013, RRD merged its primary qualified defined benefit pension plan with a separate defined benefit pension plan sponsored by Donnelley Financial.  As a result of this merger, Donnelley Financial became the plan sponsor and primary legal obligor of this combined plan.  During 2015, the sponsorship of this combined plan was transferred to RRD, which became the primary legal obligor.  Accordingly, the obligations of this combined plan are not reflected in the combined balance sheet of Donnelley Financial as of December 31, 2015.

On October 1, 2016, Donnelley Financial recorded net pension plan liabilities of $68.3 million (consisting of a total benefit plan liability of $317.0 million, net of plan assets having fair market value of $248.7 million), as a result of the transfer of certain pension plan liabilities and assets from RRD to the Company upon the legal split of those plans. The Company also recorded a net other postretirement benefit liability of $1.5 million, as a result of the transfer of an other postretirement benefit plan from RRD to the Company.

Donnelley Financial engages outside actuaries to assist in the determination of the obligations and costs under these plans.  The annual income and expense amounts relating to the pension plan are based on calculations which include various actuarial assumptions including, mortality expectations, discount rates and expected long-term rates of return. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effects of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into operating earnings over future periods.  The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. Refer to Note 11, Retirement Plans, for further discussion.

Taxes on Income - In the Company’s combined financial statements prior to Separation, income tax expense and deferred tax balances were calculated on a separate income tax return basis although the Company’s operations have historically been included in the tax returns filed by the respective RRD entities of which the Company’s business was a part. As a standalone entity, the Company will file tax returns on its own behalf and its deferred taxes and effective tax rate may differ from those in historical periods.

Deferred taxes are provided using an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company maintains an income taxes payable or receivable account in each jurisdiction and, with the exception of certain entities outside the U.S. that transferred to the Company at Separation, the Company is deemed to settle current tax balances with the RRD tax paying entities in the respective jurisdictions.  For periods prior to the Separation, these settlements are reflected as changes in net parent company investment in the combined balance sheets. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense.

The Company is regularly audited by foreign and domestic tax authorities. These audits occasionally result in proposed assessments where the ultimate resolution might result in the Company owing additional taxes, including in some cases, penalties and interest. The Company recognizes a tax position in its financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s financial statements. The Company adjusts such reserves upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon effective settlement or upon the expiration of the statute of limitations, in the period in which such event occurs. See Note 12, Income Taxes, for further discussion.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 3.  Business Combinations

2014 Acquisition

On March 10, 2014, the Company acquired the assets of MultiCorpora R&D Inc. and MultiCorpora International Inc. (together “MultiCorpora”) for approximately $6.0 million. MultiCorpora is an international provider of translation technology solutions. The acquisition of MultiCorpora expanded the capabilities of the Company’s language solutions offering which supports clients’ multi-lingual communications. MultiCorpora’s operations are included in the International segment.

The MultiCorpora acquisition was recorded by allocating the cost of the acquisition to the assets acquired, including other intangible assets, based on their estimated fair values at the applicable acquisition date.  The Company recorded intangible assets of $0.9 million and acquired software of $1.1 million. The excess of the cost of the MultiCorpora acquisition over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill.  Goodwill of $3.5 million resulted from this acquisition which was primarily attributable to the synergies expected to arise as a result of the acquisition.

Note 4.  Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges recognized in Results of Operations

2016	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Other Charges	Total
U.S.	$3.0	$1.5	$4.5	$0.2	$4.7
International	0.6	—	0.6	—	0.6
Corporate	0.1	—	0.1	—	0.1
Total	$3.7	$1.5	$5.2	$0.2	$5.4

Restructuring Charges

For the year ended December 31, 2016, the Company recorded net restructuring charges of $3.7 million for employee termination costs for 84 employees, substantially all of whom were terminated as of December 31, 2016. These charges primarily related to the reorganization of certain administrative functions. Additionally, the Company incurred lease termination and other restructuring charges of $1.5 million for the year ended December 31, 2016.

2015	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Other Charges	Total
U.S.	$1.4	$1.9	$3.3	$0.2	$3.5
International	0.9	—	0.9	—	0.9
Total	$2.3	$1.9	$4.2	$0.2	$4.4

Restructuring Charges

For the year ended December 31, 2015, the Company recorded net restructuring charges of $2.3 million for employee termination costs for 64 employees, all of whom were terminated as of December 31, 2016. These charges primarily related to the reorganization of certain administrative functions. Additionally, the Company incurred lease termination and other restructuring charges of $1.9 million for the year ended December 31, 2015.

2014	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
U.S.	$0.1	$2.1	$2.2	$—	$0.3	$2.5
International	0.6	—	0.6	1.7	—	2.3
Total	$0.7	$2.1	$2.8	$1.7	$0.3	$4.8

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Restructuring and Impairment Charges

For the year ended December 31, 2014, the Company recorded net restructuring charges of $0.7 million for employee termination costs for 9 employees, all of whom were terminated as of December 31, 2016.  These charges primarily related to the integration of MultiCorpora and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $2.1 million for the year ended December 31, 2014.

  During the fourth quarter of 2014, the Company recorded non-cash impairment charges of $1.7 million related to the impairment of an acquired customer relationship intangible asset in the International segment.  The impairment of the customer relationship intangible asset resulted from a decline in Latin America’s expected future capital markets transactions revenue.  After recording the impairment charges, remaining customer relationship assets in the International reporting unit were $16.5 million as of December 31, 2014. The impairment of the customer relationship asset was determined using Level 3 inputs and estimated based on cash flow analysis, which included management’s assumptions related to future revenues and profitability. Donnelley Financial’s accounting and finance management determines the valuation policies and procedures for Level 3 fair value measurements and is responsible for the development and determination of unobservable inputs.

The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements for the year ended December 31, 2014.

	Fair Value	Valuation Technique	Unobservable Input	Rate
2014
Customer relationships	$—	Excess earnings	Attrition rate	12.0%

Restructuring Reserve

The restructuring reserve as of December 31, 2016 and 2015, and changes during the year ended December 31, 2016, were as follows:

	December 31, 2015	Restructuring Charges	Foreign Exchange and Other	Cash Paid	December 31, 2016
Employee terminations	$0.9	$3.7	$(0.1)	$(2.9)	$1.6
Lease terminations and other	4.9	1.5	—	(2.6)	3.8
Total	$5.8	$5.2	$(0.1)	$(5.5)	$5.4

The current portion of restructuring reserves of $3.7 million at December 31, 2016 was included in accrued liabilities, while the long-term portion of $1.7 million, primarily related to lease termination costs, was included in other noncurrent liabilities at December 31, 2016.

The restructuring liabilities classified as “lease terminations and other” consisted of lease terminations, other facility closing costs and contract termination costs. Payments on certain of the lease obligations are scheduled to continue until 2026. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charges related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the Company’s financial statements.

The restructuring reserve as of December 31, 2015 and 2014, and changes during the year ended December 31, 2015, were as follows:

	December 31, 2014	Restructuring Charges	Foreign Exchange and Other	Cash Paid	December 31, 2015
Employee terminations	$0.1	$2.3	$—	$(1.5)	$0.9
Lease terminations and other	6.1	1.9	(0.2)	(2.9)	4.9
Total	$6.2	$4.2	$(0.2)	$(4.4)	$5.8

The current portion of restructuring reserves of $3.6 million at December 31, 2015 was included in accrued liabilities, while the long-term portion of $2.2 million, primarily related to lease termination costs, was included in other noncurrent liabilities at December 31, 2015.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2016 and 2015 were as follows:

	U.S.	International	Total
Net book value as of January 1, 2015	$429.2	$19.6	$448.8
Foreign exchange and other adjustments	—	(2.0)	(2.0)
Net book value as of December 31, 2015	429.2	17.6	446.8
Foreign exchange and other adjustments	—	(0.4)	(0.4)
Net book value as of December 31, 2016	$429.2	$17.2	$446.4

The components of other intangible assets at December 31, 2016 and 2015 were as follows:

	December 31, 2016			December 31, 2015
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$138.8	$(85.3)	$53.5	$140.2	$(71.8)	$68.4
Trade names	6.3	(5.5)	0.8	6.3	(5.5)	0.8
Trademarks, licenses and agreements	3.2	(3.2)	—	6.2	(6.1)	0.1
Total other intangible assets	$148.3	$(94.0)	$54.3	$152.7	$(83.4)	$69.3

Amortization expense for other intangible assets was $14.4 million, $15.4 million and $16.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of December 31, 2016:

For the year ending December 31,	Amount
2017	$14.2
2018	13.7
2019	13.7
2020	12.3
2021	0.1
2022 and thereafter	0.3
Total	$54.3

Note 6. Accounts Receivable

Transactions affecting the allowances for doubtful accounts receivable during the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Balance, beginning of year	$4.6	$3.9	$4.9
Provisions charged to expense	3.1	0.5	1.4
Write-offs and other	(1.3)	0.2	(2.4)
Balance, end of year	$6.4	$4.6	$3.9

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 7. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at December 31, 2016 and 2015 were as follows:

	2016	2015
Raw materials and manufacturing supplies	$7.6	$8.0
Work in process	10.8	9.6
Finished goods	5.7	4.6
Total	$24.1	$22.2

Note 8. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at December 31, 2016 and 2015 were as follows:

	2016	2015
Land	$10.0	$10.0
Buildings	44.4	44.7
Machinery and equipment	109.2	121.4
	163.6	176.1
Less: Accumulated depreciation	(128.1)	(143.1)
Total	$35.5	$33.0

During the years ended December 31, 2016, 2015 and 2014, depreciation expense was $8.4 million, $9.1 million and $9.5 million, respectively.

Note 9. Accrued Liabilities

The components of the Company’s accrued liabilities at December 31, 2016 and 2015 were as follows:

	2016	2015
Employee-related liabilities	$54.0	$40.6
Customer-related liabilities	19.3	19.0
Accrued interest payable	6.2	—
Restructuring liabilities	3.7	3.6
Accrued fixed assets	—	4.1
Other	17.5	8.1
Total accrued liabilities	$100.7	$75.4

Employee-related liabilities consist primarily of sales commission, payroll, incentive compensation and employee benefit accruals.  Customer-related liabilities consist primarily of deferred revenue and progress billings and volume discount accruals. Other accrued liabilities include miscellaneous operating accruals and income and other tax liabilities.

Note 10. Commitments and Contingencies

As of December 31, 2016, the Company had commitments of approximately $4.5 million for the purchase of property, plant and equipment related to incomplete projects. In addition, as of December 31, 2016, the Company had commitments of approximately $34.3 million for outsourced services, professional, maintenance and other services. The Company also has contractual commitments of $1.6 million for severance payments related to employee restructuring activities.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Future minimum rental commitments under operating leases are as follows:

Year Ended December 31	Amount
2017	$28.8
2018	19.9
2019	14.9
2020	10.9
2021	9.6
2022 and thereafter	33.4
$117.5

The Company has operating lease commitments, including those for vacated facilities, totaling $117.5 million extending through various periods to 2026. Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $34.7 million. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

Rent expense for facilities in use and equipment was $23.8 million, $22.2 million and $22.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Rent expense for vacated facilities was recognized as restructuring, impairment and other charges. See Note 4, Restructuring, Impairment and Other Charges, for further details.

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

Note 11. Retirement Plans

Donnelley Financial’s Participation in RRD’s Pension and Postretirement Benefit Plans

RRD provided pension and other postretirement healthcare benefits to certain current and former employees of Donnelley Financial.  Prior to the Separation, RRD was responsible for the net benefit plan obligations associated with these plans, and as such, these liabilities are not reflected in Donnelley Financial’s consolidated and combined balance sheets.

Donnelley Financial’s consolidated and combined statements of operations include expense allocations for these benefits. These allocations were funded through intercompany transactions with RRD which are reflected within net parent company investment in Donnelley Financial. Total RRD pension and postretirement benefit plan net income allocated to Donnelley Financial, related to pension cost and postretirement benefits, was $4.2 million, $3.7 million and $4.3 million in the years ended December 31, 2016, 2015 and 2014, respectively. Included in these amounts is an allocation for other postretirement benefit plans for $1.0 million, $1.9 million and $1.8 million in the years ended December 31, 2016, 2015 and 2014, respectively.  These allocations are reflected in the Company’s cost of sales and selling, general and administrative expenses.

Donnelley Financial’s Pension and Postretirement Benefit Plans

RRD maintained a defined benefit plan (the “plan”) for certain current and former U.S. employees of RRD. Effective December 31, 2013, RRD merged the plan into a separate defined benefit pension plan for Donnelley Financial to create a combined defined benefit pension plan (the “combined plan”). During 2015, the sponsorship of the combined plan was transferred to RRD, which became the legal obligor of the combined plan. Accordingly, the obligations of the combined plan are not reflected in the combined balance sheet of Donnelley Financial as of December 31, 2015.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

On October 1, 2016, Donnelley Financial recorded net pension plan liabilities of $68.3 million (consisting of a total benefit plan liability of $317.0 million, net of plan assets having fair market value of $248.7 million), as a result of the transfer of certain pension plan liabilities and assets from RRD to the Company upon the legal split of those plans. The pension plan asset allocation from RRD is expected to be finalized during the second quarter of 2017.  The final asset allocation will result in an adjustment to the fair value of plan assets transferred to the Company from RRD. The Company also recorded a net other postretirement benefit liability of $1.5 million, as a result of the transfer of an other postretirement benefit plan from RRD to the Company.

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

The annual income and expense amounts relating to the pension plan are based on calculations which include various actuarial assumptions including, mortality expectations, discount rates and expected long-term rates of return. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the consolidated and combined balance sheets, but are amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive loss.  Total pension (income) /expense was ($1.0) million, ($27.0) million and $62.1 million in 2016, 2015 and 2014, respectively, of which ($25.2) million and ($31.0) million was allocated in 2015 and 2014, respectively, to RRD and RRD related parties.

During the fourth quarter of 2015, the Company changed the method used to estimate the interest cost components of net pension plan expense for its defined benefit pension plan. Historically, the interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. Beginning in the first quarter of 2016, the Company has elected to use a full yield curve approach in the estimation of these interest components of net pension plan expense by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest costs. This change does not affect the measurement and calculation of the Company’s total benefit obligations. The Company has accounted for this change prospectively as a change in estimate.

In June 2014, RRD communicated to certain former employees the option to receive a lump-sum pension payment or annuity computed in accordance with statutory requirements, with payments beginning in the fourth quarter of 2014. Payments to eligible participants who elected to receive a lump-sum pension payment or annuity were funded from existing pension plan assets and constituted a complete settlement of the Company’s pension liabilities with respect to these participants. The Company’s pension assets and liabilities were remeasured as of the payout dates. The discount rates and actuarial assumptions used to calculate the payouts were determined in accordance with federal regulations. As of the remeasurement dates, the reductions in the reported pension obligations for these participants was $404.0 million, compared to payout amounts of approximately $317.7 million. The Company recorded non-cash settlement charges of $95.7 million included in selling, general and administrative expenses in the fourth quarter of 2014 in connection with the settlement payments. These charges resulted from the recognition in earnings of a portion of the losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled.

During the year ended December 31, 2014, the Company adopted the Society of Actuaries RP-2014 mortality tables which were used in the calculation of the Company’s U.S. pension obligations. The new mortality tables increased the expected life of plan participants, extending the length of time that payments may be required and increasing the plans’ total expected benefit payments. During the year ended December 31, 2016, the Company adopted an update to the Society of Actuaries RP-2014 mortality tables. The 2016 mortality table update resulted in a partial reversal of the 2014 increases in the expected life of plan participants and benefit obligations.

The Company made contributions of $1.3 million to its pension plans during the year ended December 31, 2016. The Company expects to make cash contributions of approximately $2.2 million and $0.1 million to its pension and other postretirement benefit plans, respectively, in 2017.

The pension plan obligations are calculated using generally accepted actuarial methods and are measured as of December 31. Actuarial gains and losses for frozen plans are amortized using the corridor method over the average remaining expected life of active plan participants.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The components of the estimated net pension plan (income) expense for Donnelley Financial’s pension plans for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Pension Benefits
	2016	2015	2014
Service cost	$—	$—	$0.1
Interest cost	2.4	147.3	161.7
Expected return on plan assets	(4.1)	(210.7)	(224.5)
Amortization of actuarial loss	0.7	36.4	29.1
Settlements	—	—	95.7
Net periodic benefit (income) expense	$(1.0)	$(27.0)	$62.1
Income allocated to RRD affiliates	—	25.2	31.0
Net periodic benefit (income) expense, net of allocation	$(1.0)	$(1.8)	$93.1

Weighted average assumption used to calculate net periodic benefit expense:
Discount rate	3.7%	4.2%	5.0%
Expected return on plan assets	7.3%	7.5%	7.8%

Reconciliation of funded status

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016
Benefit obligation at beginning of year	$3.2	$3,631.1	$—
Interest cost	2.4	147.3	—
Actuarial gain	(24.7)	(254.0)	(0.3)
Plan transfer	317.0	(3,363.2)	1.5
Benefits paid	(4.6)	(158.0)	—
Benefit obligation at end of year	$293.3	$3.2	$1.2

Fair value of plan assets at beginning of year	$—	$3,219.9	$—
Actual return on assets	(9.6)	(33.8)	—
Employer contributions	1.3	—	—
Plan transfer	248.7	(3,028.1)	—
Benefits paid	(4.6)	(158.0)	—
Fair value of plan assets at end of year	$235.8	$—	$—
Funded status at end of year	$(57.5)	$(3.2)	$(1.2)

The accumulated benefit obligation for all defined benefits pension plans was $294.5 million and $3.2 million at December 31, 2016 and 2015, respectively.

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016
Prepaid pension cost (included in other noncurrent assets)	$—	$0.1	$—
Accrued benefit cost (included in accrued liabilities)	(2.2)	(3.3)	(0.1)
Pension and other postretirement benefits plan liabilities	(55.3)	—	(1.1)
Net liabilities recognized in the Consolidated and Combined Balance Sheets	$(57.5)	$(3.2)	$(1.2)

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The amounts included in accumulated other comprehensive loss in the Consolidated and Combined Balance Sheets excluding tax effects, that have not been recognized as components of net periodic cost at December 31, 2016 and 2015 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016
Accumulated other comprehensive (loss) income
Net actuarial (loss) gain	$(87.0)	$0.1	$0.2
Total	$(87.0)	$0.1	$0.2

The pre-tax amounts recognized in other comprehensive income (loss) in 2016 as components of net periodic costs were as follows:

	Pension Benefits	Other Postretirement Benefits
Amortization of:
Net actuarial loss	$0.7	$—
Amounts arising during the period:
Net actuarial gain	10.9	0.3
Total	$11.6	$0.3

Actuarial gains and losses in excess of 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets were recognized as a component of net periodic benefit costs over the average remaining service period of a plan’s active employees. As a result of the plan freezes, the actuarial gains and losses are recognized as a component of net periodic benefit costs over the average remaining life of a plan’s active employees. The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs in 2017 are shown below:

Pension Benefits
Amortization of:
Net actuarial loss	$2.1
Total	$2.1

The weighted average assumptions used to determine the benefit obligation at the measurement date were as follows:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016
Discount rate	4.2%	0.7%	3.6%

The following table provides a summary of under-funded or unfunded pension benefit plans with projected benefit obligations in excess of plan assets as of December 31, 2016 and 2015:

	Pension Benefits
	2016	2015
Projected benefit obligation	$293.3	$3.2
Fair value of plan assets	235.8	—

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The following table provides a summary of pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2016 and 2015:

	Pension Benefits
	2016	2015
Accumulated benefit obligation	$293.3	$3.2
Fair value of plan assets	235.8	—

Benefit payments are expected to be paid as follows:

	Pension Benefits	Other Postretirement Benefits
2017	$16.8	$0.1
2018	16.9	0.1
2019	16.7	0.1
2020	17.5	0.1
2021	18.1	0.1
2022-2026	91.5	0.4

Plan Assets

The Company’s U.S. pension plans are frozen and the Company has transitioned to a risk management approach for its U.S. pension plan assets. The overall investment objective of this approach is to further reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation. Over time, the target asset allocation percentage for the pension plan is expected to decrease for equity and other “return seeking” investments and increase for fixed income and other “hedging” investments. The assumed long-term rate of return for plan assets, which is determined annually, is likely to decrease as the asset allocation shifts over time. The expected long-term rate of return for plan assets is based upon many factors including asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocation percentage as of December 31, 2016, for the primary U.S. pension plan was approximately 60.0% for return seeking investments and approximately 40.0% for hedging investments.

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of 2016:

Cash and cash equivalents— Carrying value approximates fair value. As such, these assets were classified as Level 1. The Company also invests in certain short-term investments which are valued using the amortized cost method. As such, these assets were classified as Level 2.

Equity— The values of individual equity securities were based on quoted prices in active markets. As such, these assets are classified as Level 1.

Fixed income— Fixed income securities are typically priced based on a valuation model rather than a last trade basis and are not exchange-traded. These valuation models involve utilizing dealer quotes, analyzing market information, estimating prepayment speeds and evaluating underlying collateral. Accordingly, the Company classified these fixed income securities as Level 2. Fixed income securities also include investments in various asset-backed securities that are part of a government sponsored program. The prices of these asset-backed securities were obtained by independent third parties using multi-dimensional, collateral specific prepayments tables. Inputs include monthly payment information and collateral performance. As the values of these assets was determined based on models incorporating observable inputs, these assets were classified as Level 2.

The Company invests in certain equity funds that are valued at calculated net asset value per share (“NAV”), but are not quoted on active markets. The Company believes that the NAV is representative of fair value at the reporting date, as there are no significant restrictions on redemption of these investments or other reasons to indicate that the investment would be redeemed at an amount different than the NAV. In 2016, the Company adopted Accounting Standards Update No. 2015-07 “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”).  ASU 2015-07 removes the requirement to categorize investments which are eligible to be measured using NAV within the fair value hierarchy.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

For Level 2 plan assets, management reviews significant investments on a quarterly basis including investigation of unusual fluctuations in price or returns and obtaining an understanding of the pricing methodology to assess the reliability of third-party pricing estimates.

The valuation methodologies described above may generate a fair value calculation that may not be indicative of net realizable value or future fair values. While the Company believes the valuation methodologies used are appropriate, the use of different methodologies or assumptions in calculating fair value could result in different amounts.

The Company did not have any pension plan assets at December 31, 2015. The fair values of the Company’s pension plan assets at December 31, 2016, by asset category were as follows:

	December 31, 2016
Asset Category	Total	Level 1	Level 2
Cash and cash equivalents	$6.4	$4.1	$2.3
Equity	67.6	67.6	—
Fixed income	93.9	—	93.9
Equity funds measured at NAV	67.9	—	—
Total	$235.8	$71.7	$96.2

The Company did not have any Level 3 assets during the year ended December 31, 2016. The following table provides a summary of changes in the fair value of the Company’s Level 3 assets during the year ended December 31, 2015:

Private Equity
Balance at January 1, 2015	$47.3
Unrealized gains-net	11.9
Purchases, sales and settlements	(14.1)
Plan transfer	(45.1)
Balance at December 31, 2015	$—

Employer 401(k) Savings Plan — For the benefit of most of its U.S. employees, the Company maintains a defined contribution retirement savings plan (401(k)) that is intended to be qualified under Section 401(a) of the Internal Revenue Code. Under this plan, employees may contribute a percentage of eligible compensation on both a before-tax and after-tax basis. The Company may provide a 401(k) discretionary match to participants, but did not in 2016, 2015 or 2014.

Multi-Employer Pension Plans —The Company no longer participates in any active defined benefit multi-employer pension plans. During the years ended December 31, 2016, 2015 and 2014, the Company incurred additional charges of $0.2 million, $0.2 million and $0.3 million, respectively, related to its complete withdrawal from one multi-employer pension plan in 2013. These charges were recorded as restructuring, impairment and other charges and represent the Company’s best estimate of the expected settlement of these withdrawal liabilities. See Note 4, Restructuring, Impairment and Other Charges, to the combined financial statements for further details of charges related to complete multi-employer pension plan withdrawal liabilities recognized in the combined statements of operations.

Note 12. Income Taxes

For periods prior to the Separation, income tax expense and deferred tax balances were calculated on a separate tax return basis although the Company’s operations in certain circumstances, particularly the U.S. and Canada, have historically been included in the tax returns filed by the respective RRD entities of which the Company’s business was a part. Beginning October 1, 2016, as a stand-alone entity, the Company will file tax returns on its own behalf and its deferred taxes and effective tax rate may differ from those in the historical periods.

The Company maintains an income taxes payable or receivable account in each jurisdiction and with the exception of certain entities outside the U.S. that transferred to the Company at Separation, the Company is deemed to settle current tax balances for the period prior to the Separation with the RRD tax-paying entities in the respective jurisdictions.  These settlements are reflected as changes in net parent company investment in the consolidated and combined balance sheets.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Income taxes have been based on the following components of earnings from operations before income taxes for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
U.S.	$84.9	$156.1	$74.9
Foreign	9.4	15.6	17.5
Total	$94.3	$171.7	$92.4

The components of income tax expense (benefit) from operations for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Current:
U.S. Federal	$28.6	$41.3	$34.2
U.S. State and Local	9.0	12.1	10.5
Foreign	3.5	3.8	3.2
Current income tax expense	41.1	57.2	47.9

Deferred:
U.S. Federal	(3.1)	8.1	(10.6)
U.S. State and Local	(0.4)	2.2	(3.0)
Foreign	(2.4)	(0.1)	0.7
Deferred income tax expense (benefit)	(5.9)	10.2	(12.9)

Total	$35.2	$67.4	$35.0

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company’s effective income tax rate:

	2016	2015	2014
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax benefit	5.9	5.4	5.5
Adjustment of uncertain tax positions and interest	0.6	0.1	(0.1)
Domestic manufacturing deduction	(1.3)	(0.9)	(1.3)
Foreign tax rate differential	(0.7)	(1.0)	(3.0)
Change in valuation allowances	(1.9)	—	0.1
Other	(0.3)	0.7	1.7
Effective income tax rate	37.3%	39.3%	37.9%

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Deferred income taxes

The significant deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows:

	2016	2015
Deferred tax assets:
Pension and other postretirement benefit plans liabilities	$24.1	$2.3
Accrued liabilities	18.5	18.1
Net operating losses and other tax carryforwards	14.4	19.4
Allowance for doubtful accounts	3.3	3.3
Share-based compensation	2.2	—
Other	2.4	1.7
Total deferred tax assets	64.9	44.8
Valuation allowances	(1.2)	(4.9)
Total deferred tax assets	$63.7	$39.9

Deferred tax liabilities:
Other intangible assets	$(21.0)	$(23.2)
Accelerated depreciation	(3.1)	(5.1)
Other	(2.6)	(2.0)
Total deferred tax liabilities	(26.7)	(30.3)
Net deferred tax assets	$37.0	$9.6

Transactions affecting the valuation allowances on deferred tax assets during the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Balance, beginning of year	$4.9	$5.3	$5.6
Current year expense (benefit)-net	(1.5)	—	0.1
Write-offs	(2.3)	—	—
Foreign exchange and other	0.1	(0.4)	(0.4)
Balance, end of year	$1.2	$4.9	$5.3

As of December 31, 2016, the Company had domestic and foreign net operating loss deferred tax assets of approximately $14.4 million ($19.4 million at December 31, 2015), of which $4.2 million expires between 2017 and 2025. As of December 31, 2015, the Company had other tax carryforwards of $2.3 million which were written-off during 2016. Limitations on the utilization of these tax assets may apply. The Company has provided valuation allowances to reduce the carrying value of certain deferred tax assets, as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

Deferred income taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in foreign subsidiaries because such excess is considered to be permanently reinvested in those operations. Undistributed earnings of foreign subsidiaries that are considered indefinitely reinvested outside of the U.S. were approximately $55.9 million as of December 31, 2016. Upon repatriation of these earnings to the U.S., the Company may be subject to U.S. and/or foreign income taxes. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated, as the tax cost would depend on income tax laws and circumstances at that time.

Cash payments for income taxes for U.S. states and foreign jurisdictions were $5.2 million, $1.9 million and $1.5 million in 2016, 2015 and 2014, respectively. In certain jurisdictions, such as the United States and Canada, the Company is deemed to settle current tax balances as of October 1, 2016 with RRD within net parent investment.  Total amounts settled with RRD were $37.2 million, $55.1 million and $46.7 million for 2016, 2015 and 2014, respectively.  Cash refunds for income taxes were $0.7 million and $0.1 million in 2016 and 2015, respectively. There were no refunds for income taxes in 2014.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Uncertain tax positions

Changes in the Company’s unrecognized tax benefits at December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Balance at beginning of year	$1.0	$0.7	$1.3
Additions for tax positions of the current year	—	0.3	—
Additions for tax positions of prior years	0.9	—	—
Settlements during the year	—	—	(0.5)
Lapses of applicable statutes of limitations	—	—	(0.1)
Balance at end of year	$1.9	$1.0	$0.7

As of December 31, 2016, 2015 and 2014, the Company had $1.9 million, $1.0 million and $0.7 million, respectively, of unrecognized tax benefits. Unrecognized tax benefits of $1.3 million as of December 31, 2016, if recognized, would have decreased income taxes and the corresponding effective income tax rate and increased net earnings. This potential impact on net earnings reflects the reduction of these unrecognized tax benefits, net of certain deferred tax assets and the federal tax benefit of state income tax items.

As of December 31, 2016, it is reasonably possible that the total amount of unrecognized tax benefits will decrease within twelve months by as much as $0.9 million due to the resolution of audits or expirations of statutes of limitations related to U.S. federal, state or international tax positions.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense, net of tax benefits, related to tax uncertainties recognized in the Consolidated and Combined Statements of Operations was $0.3 million, $0.2 million and $0.2  million for the years ended December 31, 2016, 2015 and 2014, respectively. There were no benefits from the reversal of accrued penalties for the years ended December 31, 2016, 2015 and 2014. Accrued interest of $0.3 million and $0.2 million related to income tax uncertainties were reported as a component of other noncurrent liabilities in the Consolidated and Combined Balance Sheets at December 31, 2016 and 2015, respectively. There were no accrued penalties related to income tax uncertainties for the years ended December 31, 2016 and 2015.

The Company has tax years from 2009 that remain open and subject to examination by certain U.S. state taxing authorities and/or certain foreign tax jurisdictions. The Company’s initial U.S. federal income tax return will be for the period October 1, 2016 through December 31, 2016, as such, there are no prior years subject to IRS examination.

Note 13. Debt

The Company’s debt as of December 31, 2016 and 2015 consisted of the following:

	2016	2015
Term Loan Credit Facility	$298.3	$—
8.25% senior notes due October 15, 2024	300.0	—
Other	—	8.8
Unamortized debt issuance costs	(11.3)	—
Total debt	587.0	8.8
Less: current portion	—	(8.8)
Long-term debt	$587.0	$—

The fair value of the senior notes, which was determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $7.1 million at December 31, 2016.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

On September 30, 2016, in connection with the Separation, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for (i) a new senior secured term loan B facility in an aggregate principal amount of $350.0 million (the “Term Loan Credit Facility”) and (ii) a new first lien senior secured revolving credit facility in an aggregate principal amount of $300.0 million (the “Revolving Facility,” and, together with the Term Loan Credit Facility, the “Credit Facilities”). The Credit Agreement contains a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $15.0 million in the aggregate. As of December 31, 2016, there were no borrowings under the Revolving Facility.

Borrowings under the Term Loan Credit Facility were used to provide $340.2 million of cash to RRD, pursuant to the Separation Agreement, as of September 30, 2016. The remainder of the net proceeds was used for general corporate purposes.

On September 30, 2016, also in connection with the Separation, the Company issued $300.0 million of 8.25% senior unsecured notes due October 15, 2024 (the “Notes”). Interest on the Notes is payable semi-annually on April 15 and October 15, commencing on April 15, 2017. The issuance of the Notes was part of a debt exchange that resulted in the settlement of certain of RRD's bonds. The Notes were issued pursuant to an indenture where certain wholly-owned domestic subsidiaries of the Company guarantee the Notes (the “Guarantors”).  The Notes are jointly and severally guaranteed, on an unsecured basis, by the Guarantors, which are comprised of each of the Company’s existing and future direct and indirect wholly-owned U.S. subsidiaries that guarantee the Company’s obligations under the Credit Facilities. The Notes are not guaranteed by the Company’s foreign subsidiaries or unrestricted subsidiaries. The Notes and the related guarantees will be the Company and the Guarantors’, respective, senior unsecured obligations and will rank equally in right of payment to all present and future senior debt, including the obligations under the Company’s Credit Facilities, senior in right of payment to all present and future subordinated debt, and effectively subordinated in right of payment to any of the Company and the Guarantors’ secured debt, to the extent of the value of the assets securing such debt. The indenture governing the Notes contains certain covenants applicable to the Company and its restricted subsidiaries, including limitations on: (1) liens; (2) indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries. Each of these covenants is subject to important exceptions and qualifications.

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

During the third quarter of 2016, the Company settled an intercompany note payable with RRD. Refer to Note 20, Related Parties for further details.

As of December 31, 2016, the Company had $1.4 million in outstanding letters of credit and bank guarantees, of which $0.9 million were issued under the Revolving Facility. The letters of credit used under the Revolving Facility did not reduce availability under the Revolving Facility as of December 31, 2016, as the amounts issued were less than the reduction in availability from the Leverage Ratio covenant.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

At December 31, 2016, the future maturities of debt were as follows:

Amount
2017	$—
2018	—
2019	6.9
2020	17.5
2021	17.5
2022 and thereafter	558.1
Total(a)	$600.0

(a)	Excludes unamortized debt issuance costs of $11.3 million and a discount of $1.7 million which do not represent contractual commitments with a fixed amount or maturity date.

The following table summarizes interest expense included in the Consolidated and Combined Statements of Operations:

	2016	2015	2014
Interest incurred	$12.2	$1.1	$1.5
Less: interest capitalized as property, plant and equipment	(0.5)	—	—
Interest expense, net	$11.7	$1.1	$1.5

Interest paid, net of interest received, was $4.8 million, $1.1 million and $1.5 million in 2016, 2015 and 2014, respectively.

Note 14. Earnings per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including restricted stock units and restricted stock.

On October 1, 2016, RRD distributed approximately 26.2 million shares of Donnelley Financial common stock to RRD shareholders in connection with the spin-off of Donnelley Financial, with RRD retaining approximately 6.2 million shares of Donnelley Financial common stock. Holders of RRD common stock received one share of Donnelley Financial for every eight shares of RRD common stock held on September 23, 2016. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the number of Donnelley Financial shares outstanding immediately following this transaction. For periods prior to the Separation, basic and diluted earnings per share were calculated using the number of shares distributed and retained by RRD, totaling 32.4 million. The same number of shares was used to calculate basic and diluted earnings per share since there were no Donnelley Financial equity awards outstanding prior to the spin-off.

	2016	2015	2014
Net earnings per share:
Basic	$1.81	$3.22	$1.77
Diluted	$1.80	$3.22	$1.77
Numerator:
Net earnings	$59.1	$104.3	$57.4
Denominator:
Weighted average number of common shares outstanding	32.6	32.4	32.4
Dilutive awards	0.2	—	—
Diluted weighted average number of common shares outstanding	32.8	32.4	32.4
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	0.2	—	—
Stock options	0.2	—	—
Total	0.4	—	—

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 15. Share-Based Compensation

Donnelley Financial’s Stock and Incentive Programs for Employees and Directors

The Company’s share-based compensation plan under which it may grant future awards, the 2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (“2016 PIP”), was approved by the Board of Directors to provide incentives to key employees of the Company. Awards under the 2016 PIP may include, cash or stock bonuses, stock options, stock appreciation rights, restricted stock or restricted stock units. In addition, non-employee members of the Board of Directors may receive awards under the 2016 PIP. There were 3.5 million shares of common stock reserved and authorized for issuance under the 2016 PIP. At December 31, 2016, there were 2.6 million shares of common stock authorized and available for grant under the 2016 PIP.

Impact of the Separation from RRD

Prior to the Separation, RRD maintained an incentive stock program for the benefit of its officers, directors and certain employees, including certain Donnelley Financial employees.  RRD’s share-based compensation programs in which Donnelley Financial employees participated included RSUs.

In connection with the Separation, as of October 1, 2016, employee stock options and restricted stock units (“RSUs”) were adjusted and converted into new equity awards of Donnelley Financial, RRD and/or LSC using a 10-day volume weighted average share price of Donnelley Financial, RRD and LSC, as described in the Separation and Distribution Agreement. Converted awards retained the same vesting schedule and expiration date of the original awards. In addition, performance-based awards granted under RRD were converted into RSUs of Donnelley Financial, RRD and/or LSC (with satisfaction of performance conditions determined through the Separation Date) and remain subject to time-based vesting for the remainder of the applicable performance period. All equity awards converted upon Separation were authorized for issuance under the 2016 PIP. In periods following the Separation, the Company records share-based compensation expense for its employees’ equity awards that were converted into Donnelley Financial, RRD and/or LSC equity awards.

The rights granted to the recipient of RRD RSU awards generally accrue ratably over the restriction or vesting period, which is generally four years. RRD also granted RSU awards which cliff vest three years from the grant date.  RSU awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of RRD. The Company records compensation expense of RSU awards based on the fair market value of the awards at the date of grant ratably over the period during which the restrictions lapse. Dividends are not paid on RSUs.

Share-based compensation expense

For all awards issued following the Separation, the Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors, including restricted stock and restricted stock units. The Company estimates the fair value of share-based awards based on assumptions as of the grant date. The Company recognizes compensation costs for RSUs expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. The Company recognizes compensation expense for performance based restricted stock awards utilizing a graded vesting schedule. The Company estimates the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

In periods prior to the Separation, share-based compensation expense includes expense attributable to the Company based on the award terms previously granted to the Company’s employees and an allocation of compensation expense for RRD’s corporate and shared functional employees. As those share-based compensation plans are RRD’s plans, the amounts have been recognized through net parent company investment on the consolidated and combined balance sheets.

Total compensation expense was $2.5 million, $1.6 million and $2.1 million for years ended December 31, 2016, 2015 and 2014, respectively. The income tax benefit related to share-based compensation expense was $1.0 million, $0.6 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, $7.2 million of total unrecognized compensation expense related to share-based compensation plans is expected to be recognized over a weighted-average period of 2.5 years.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

General Terms of Awards

The Donnelley Financial Compensation Committee of the Board of Directors has discretion to establish the terms and conditions for grants, including the number of shares, vesting and required service or other performance criteria. Generally, awards under the 2016 PIP must have a minimum vesting period of three years. On October 1, 2016, the Company awarded certain employees and members of the Board of Directors restricted stock and RSUs.  50% of each of the awards of restricted stock and RSUs granted in 2016 will vest two years from the grant date and 50% will vest three years from the grant date. Vesting of the restricted stock awards is also subject to performance metrics. Both the restricted stock and RSU awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company.

Stock Options

As of December 31, 2016, all outstanding options were 100% vested. There were no options granted during the years ended December 31, 2016, 2015 or 2014.

The following table summarizes activity for Donnelley Financial stock options held by employees of Donnelley Financial, RRD and LSC for the period following the Separation:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares Under	Average	Contractual	Intrinsic
	Option	Exercise	Term	Value
	(thousands)	Price	(years)	(millions)
Outstanding at October 1, 2016	3	$22.30	5.4	$-
Vested options converted on October 1, 2016 in connection with the Separation	296	21.47	3.7	1.4
Outstanding at December 31, 2016	299	21.48	3.5	1.4
Exercisable at December 31, 2016	207	$16.35	3.5	$1.4

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on October 3, 2016 and December 31, 2016, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on October 3, 2016 and December 31, 2016. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the year ended December 31, 2016 was de minimis.

Compensation expense related to stock options for the years ended December 31, 2016, 2015 and 2014 was de minimis.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Restricted Stock Units

On October 1, 2016, under the 2016 PIP the Company awarded 60,748 RSUs to certain employees and 16,620 restricted stock units to members of the Board of Directors, as a pro-rata portion of their annual director equity retainer. The following table summarizes activity for Donnelley Financial RSUs held by employees of Donnelley Financial, RRD and LSC, and members of the Board of Directors for the period following the Separation:

		Weighted
	Shares	Average Grant
	(Thousands)	Date Fair Value (1)
Nonvested at October 1, 2016	11	$26.66
Awarded	77	24.75
Vested	(20)	25.74
Nonvested RSUs converted on October 1, 2016 in connection with the Separation	368	27.22
Nonvested at December 31, 2016	436	$25.28

(1)	The weighted average grant date fair value has been adjusted for the impact of the Separation.

Compensation expense related to RSUs was $1.9 million, $0.8 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $3.7 million of unrecognized share-based compensation expense related to 0.3 million restricted stock unit awards, with a weighted-average grant date fair value of $25.32, that are expected to vest over a weighted-average period of 2.1 years. The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period.

Restricted Stock

On October 1, 2016, the Company awarded 156,169 shares of restricted stock with a weighted average grant date fair value of $24.75 to certain employees under the 2016 PIP. The fair value of these awards was determined based on the Company’s stock price on the grant date. The performance period for the shares awarded during 2016 is October 1, 2016 to September 30, 2019. Distributions under these awards are payable at the end of the period in common stock.

Compensation expense for the restricted stock awards granted in 2016 is currently being recognized based on 100% attainment of the targeted performance metric. Compensation expense for restricted stock awards was $0.3 million for the year ended December 31, 2016. As of December 31, 2016, there was $3.5 million of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted average period of 2.8 years.

Other Incentive Stock Programs

RRD maintained other incentive stock programs for the benefits of its officers and certain employees. Compensation expense related to these other stock programs was $0.3 million, $0.7 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 16. Preferred Stock

The Company has one million shares of $0.01 par value preferred stock authorized for issuance. The Board of Directors may divide the preferred stock into one or more series and fix the redemption, dividend, voting, conversion, sinking fund, liquidation and other rights. The Company has no present plans to issue any preferred stock.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 17. Comprehensive Income

The components of other comprehensive income and income tax expense allocated to each component for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016			2015			2014
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$(0.1)	$—	$(0.1)	$(7.5)	$—	$(7.5)	$(2.9)	$—	$(2.9)
Adjustment for net periodic pension plan and other postretirement benefits plan cost	11.9	4.8	7.1	45.9	18.4	27.5	(284.5)	(114.6)	(169.9)
Other comprehensive income (loss)	$11.8	$4.8	$7.0	$38.4	$18.4	$20.0	$(287.4)	$(114.6)	$(172.8)

The following table summarizes changes in accumulated other comprehensive loss by component for the years ended December 31, 2016, 2015 and 2014:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at January 1, 2014	$(495.3)	$(5.6)	$(500.9)
Other comprehensive loss before reclassifications	(244.5)	(2.9)	(247.4)
Amounts reclassified from accumulated other comprehensive loss	74.6	—	74.6
Net change in accumulated other comprehensive loss	(169.9)	(2.9)	(172.8)
Balance at December 31, 2014	$(665.2)	$(8.5)	$(673.7)
Other comprehensive income (loss) before reclassifications	5.7	(7.5)	(1.8)
Amounts reclassified from accumulated other comprehensive loss	21.8	—	21.8
Transfer of pension plan to parent company, net	637.7	—	637.7
Net change in accumulated other comprehensive loss	665.2	(7.5)	657.7
Balance at December 31, 2015	$—	$(16.0)	$(16.0)
Other comprehensive income before reclassifications	6.7	(0.1)	6.6
Amounts reclassified from accumulated other comprehensive loss	0.4	—	0.4
Transfer of pension plan from parent company, net	(59.3)	—	(59.3)
Net change in accumulated other comprehensive loss	(52.2)	(0.1)	(52.3)
Balance at December 31, 2016	$(52.2)	$(16.1)	$(68.3)

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Reclassifications from accumulated other comprehensive loss for the years ended December 31, 2016, 2015 and 2014 were as follows:

				Classification in the
				Consolidated and Combined
	2016	2015	2014	Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial income	$0.7	$36.4	$29.1	(a)
Settlements	—	—	95.7	(a)
Reclassifications before tax	0.7	36.4	124.8
Income tax expense	0.3	14.6	50.2
Reclassifications, net of tax	$0.4	$21.8	$74.6

(a)

These accumulated other comprehensive (loss) income components are included in the calculation of net periodic pension and other postretirement benefits plan (income) expense, a component of which was allocated to Donnelley Financial in periods prior to the Separation, and recognized in cost of sales and selling, general and administrative expenses in the consolidated and combined statements of operations (see Note 11, Retirement Plans).

Note 18. Segment Information

The Company’s segments are summarized below:

United States

The U.S. segment serves capital market and investment market clients in the U.S. by delivering products and services to help create, manage, and deliver, accurate and timely financial communications to investors and regulators. The Company also provides virtual data rooms to facilitate the deal management requirements of capital markets and mergers and acquisitions transactions, and provides data and analytics services that help professionals uncover intelligence from disclosures contained within public filings made with the SEC. The U.S. segment also includes language solutions capabilities, through which the Company can translate documents and create content in up to 140 different languages for its clients, and commercial print. The U.S. segment accounted for 86.0% of the Company’s consolidated and combined net sales in 2016.

International

The International segment includes the Company’s operations in Asia, Europe, Canada and Latin America. The international business is primarily focused on working with international capital markets clients on capital markets offerings and regulatory compliance related activities into or within the United States. In addition, the international segment provides language translation services and shareholder communication services to investment market clients. The International segment accounted for 14.0% of the Company’s consolidated and combined net sales in 2016.

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

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported within the consolidated and combined financial statements.

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Year ended December 31, 2016
U.S.	$852.6	$(7.4)	$845.2	$118.4	$672.2	$34.5	$20.5
International	142.9	(4.6)	138.3	9.6	93.7	4.6	2.6
Total operating segments	995.5	(12.0)	983.5	128.0	765.9	39.1	23.1
Corporate	—	—	—	(22.0)	213.0	4.2	3.1
Total operations	$995.5	$(12.0)	$983.5	$106.0	$978.9	$43.3	$26.2

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Year ended December 31, 2015
U.S.	$912.0	$(11.2)	$900.8	$160.3	$664.0	$37.0	$25.9
International	151.1	(2.4)	148.7	15.3	86.8	4.4	1.2
Total operating segments	1,063.1	(13.6)	1,049.5	175.6	750.8	41.4	27.1
Corporate	—	—	—	(2.9)	66.8	0.3	—
Total operations	$1,063.1	$(13.6)	$1,049.5	$172.7	$817.6	$41.7	$27.1

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Year ended December 31, 2014
U.S.	$926.0	$(9.7)	$916.3	$175.7	$35.4	$20.3
International	166.9	(3.1)	163.8	17.2	4.6	1.5
Total operating segments	1,092.9	(12.8)	1,080.1	192.9	40.0	21.8
Corporate	—	—	—	(102.1)	0.7	7.0
Total operations	$1,092.9	$(12.8)	$1,080.1	$90.8	$40.7	$28.8

Corporate assets primarily consisted of the following items at December 31, 2016 and 2015:

	2016	2015
Receivable from RR Donnelley	$76.0	$—
Software, net	41.0	42.4
Deferred income tax assets, net of valuation allowances	34.2	10.4
Cash and cash equivalents	25.5	—

Restructuring, impairment and other charges by segment for 2016, 2015 and 2014 are described in Note 4, Restructuring, Impairment and Other Charges.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 19. Geographic Area and Products and Services Information

The table below presents net sales and long-lived assets by geographic region for the years ended December 31, 2016, 2015 and 2014.

	U.S.	Europe	Asia	Canada	Other	Consolidated
2016
Net sales	$845.2	$62.4	$39.2	$32.1	$4.6	$983.5
Long-lived assets (a)	107.4	3.1	0.6	0.5	—	111.6

2015
Net sales	$900.8	$70.0	$49.3	$23.7	$5.7	$1,049.5
Long-lived assets (a)	96.0	2.7	0.6	0.8	—	100.1

2014
Net sales	$916.3	$73.6	$53.7	$29.9	$6.6	$1,080.1
Long-lived assets (a)	82.7	2.3	0.9	1.2	0.1	87.2

(a)	Includes net property, plant and equipment, net software and other noncurrent assets.

The following table summarizes net sales for services and products for the years ended December 31, 2016, 2015 and 2014.

	2016 Net Sales	2015 Net Sales	2014 Net Sales
Capital Markets	$387.6	$431.0	$442.3
Investment Markets	143.2	139.1	140.7
Language Solutions and other	67.8	58.5	55.2
Total services	598.6	628.6	638.2
Investment Markets	$199.1	$204.0	$211.2
Capital Markets	168.5	193.9	203.7
Language Solutions and other	17.3	23.0	27.0
Total products	384.9	420.9	441.9
Total net sales	$983.5	$1,049.5	$1,080.1

Note 20.  Related Parties

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

Commercial Arrangements

The Company entered into a number of commercial and other arrangements with RRD and its subsidiaries. These include, among other things, arrangements for the provision of services, including global outsourcing and logistics services, printing and binding, digital printing, composition, premedia and access to technology. The Company also entered into a number of commercial and other arrangements with LSC and its subsidiaries, pursuant to which LSC will print and bind products for the Company. The terms of the arrangements with RRD and LSC do not exceed 24 months. Subsequent to the Separation, RRD and LSC are clients of the Company and expect to utilize financial communication software and services that the Company provides to all of its clients.

Notes to the Consolidated and Combined Financial Statements

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

Sublease Agreement

In connection with the Separation, the Company assumed an operating lease through 2024 for the Company’s headquarters, with a total commitment of $13.7 million at December 31, 2016.  There is a related non-cancelable sublease rental to RRD of approximately $4.6 million for the same period.  The Company remains secondarily liable under this lease in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreement.

Related Party Receivables/Payables

The Separation and Distribution Agreement includes a provision for RRD to make a future cash payment of $68.0 million to Donnelley Financial no later than April 1, 2017. The Company also has other amounts due to or from RRD and LSC in the normal course of business. The following is a summary of the amounts in the consolidated and combined balance sheet due to or from RRD and LSC as of December 31, 2016:

December 31, 2016
Receivable from RRD	$96.0
Receivable from LSC	0.8
Due from related parties	96.8

Payable to RRD	$27.1
Payable to LSC	2.5
Due to related parties	29.6

Allocations from RRD Prior to Separation

Prior to the Separation RRD provided Donnelley Financial with certain services, which include, but are not limited to information technology, finance, legal, human resources, internal audit, treasury, tax, investor relations and executive oversight. The financial information in these consolidated and combined financial statements does not necessarily include all the expenses that would have been incurred had Donnelley Financial been a separate, standalone entity for all periods presented. Prior to the Separation RRD charged Donnelley Financial for these services based on direct usage when possible. When specific identification was not practicable, the pro rata basis of revenue or employee headcount, or some other measure was used. These allocations were reflected as follows in the consolidated and combined financial statements:

	2016	2015	2014
Costs of goods sold allocation	$28.0	$38.5	$41.0
Selling, general and administrative allocation	129.4	168.3	158.6
Depreciation and amortization	15.2	21.4	18.4
Total allocations from RRD	$172.6	$228.2	$218.0

The Company considers the expense methodology and results to be reasonable for all periods presented.  However, these allocations may not be indicative of the actual expenses that the Company would have incurred as an independent public company or the costs it may incur in the future.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Related Party Revenues

Donnelley Financial generates a portion of net revenue from sales to RRD’s subsidiaries. Net revenues from sales to RRD and affiliates of $19.4 million, $7.8 million and $8.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, were included in the consolidated and combined statement of operations.

Related Party Purchases

Donnelley Financial utilizes RRD for freight and logistics and services as well as certain production of printed products.  Cost of sales of $57.9 million, $68.3 million and $76.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, were included in the consolidated and combined statements of operations for these purchases.

Donnelley Financial also utilizes RRD’s business process outsourcing business for certain composition, XBRL and other functions.  Cost of sales of $37.8 million, $40.4 million and $39.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, were included in the consolidated and combined statements of operations for these purchases.

For periods prior to the Separation, intercompany payables with RRD and affiliates for these purchases are reflected within net parent company investment in the consolidated and combined financial statements.

Share-Based Compensation Prior to Separation

Prior to the Separation, certain Donnelley Financial employees participated in RRD’s share-based compensation plans, the costs of which have been allocated to Donnelley Financial and recorded in selling, general and administrative expenses in the consolidated and combined statements of operations. Share-based compensation costs allocated to the Company were $1.2 million for the nine months ended September 30, 2016 and $1.6 million and $2.1 million for the years ended December 31, 2015 and 2014, respectively.

Retirement Plans Prior to Separation

Prior to the Separation, Donnelley Financial employees participated in pension and other postretirement plans sponsored by RRD.  These costs are reflected in the Company’s cost of sales and selling, general and administrative expenses in the consolidated and combined statements of operations.  These costs were funded through intercompany transactions with RRD which are reflected within the net parent company investment.

On October 1, 2016, Donnelley Financial recorded net pension plan liabilities of $68.3 million (consisting of a total benefit plan liability of $317.0 million, net of plan assets having fair market value of $248.7 million), as a result of the transfer of certain pension plan liabilities and assets from RRD to the Company upon the legal split of those plans. Refer to Note 11, Retirement Plans, for further details regarding the Company’s pension and other postretirement benefit plans.

Centralized Cash Management Prior to Separation

RRD uses a centralized approach to cash management and financing of operations.  Prior to the Separation, the majority of the Company’s foreign subsidiaries were party to RRD’s international cash pooling arrangements to maximize the availability of cash for general operating and investing purposes.  As part of RRD’s centralized cash management process, cash balances were swept regularly from the Company’s accounts.  Cash transfers to and from RRD’s cash concentration accounts and the resulting balances at the end of each reporting period are reflected in net parent company investment in the consolidated and combined balance sheets.

During the fourth quarter of 2016, the Company paid a cash adjustment to RRD for the amount of the Company’s September 30, 2016 cash balance that was greater than the agreed-upon target cash balance of $50.0 million as defined in the Separation and Distribution Agreement.

Debt

RRD’s third party debt and related interest expense have not been allocated to the Company for any of the periods presented as the Company was not the legal obligor of the debt and the borrowings were not directly related to the Company’s business. An intercompany note payable with RRD at December 31, 2015 is presented in the accompanying consolidated and combined balance sheets. During the third quarter of 2016, the Company recorded a $29.6 million non-cash settlement related to this intercompany note payable.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 21. New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-04 “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which simplifies the accounting for goodwill impairment. ASU 2017-04 requires entities to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (Step 1 under the current impairment test). The standard eliminates Step 2 from the current goodwill impairment test, which included determining the implied fair value of goodwill and comparing it with the carrying amount of that goodwill. ASU 2017-04 must be applied prospectively and is effective in the first quarter of 2020. Early adoption is permitted in the first quarter of 2017. The Company plans to adopt the standard in 2017.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. For lessors, ASU 2016-02 also modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and is effective in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted; however the Company plans to adopt the standard in the first quarter of 2019. The Company is evaluating the impact of ASU 2016-02.

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

The following standards were effective for and adopted by the Company in 2016. The adoption of these standards did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows:

•	Accounting Standards Update No. 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”
•	Accounting Standards Update No. 2015-07 “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”
•	Accounting Standards Update No. 2015-05 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Could Computing Arrangement”
•	Accounting Standards Update No. 2015-04 “Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”
•	Accounting Standards Update No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis”
•

Accounting Standards Update No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”

•

Accounting Standards Update No. 2014-16 “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity”

•	Accounting Standards Update No. 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”
•

Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 22. Guarantor Financial Information

As described in Note 13, Debt, on September 30, 2016, the Company issued $300.0 million of 8.25% senior unsecured notes due October 15, 2024.  Donnelley Financial, LLC and DFS International Holding, Inc. (together the “Guarantor Subsidiaries”) entered into an agreement pursuant to which each agreed to guarantee the obligations of Donnelley Financial Solutions, Inc. (the “Parent”) under the Notes. All guarantees are full and unconditional and joint and several. The Guarantor Subsidiaries are 100% directly owned subsidiaries of the Parent.

The guarantee of the notes by a subsidiary guarantor will be automatically released under certain situations, including upon the sale or disposition of such subsidiary guarantor to a person that is not Donnelley Financial or a subsidiary guarantor of the notes, the liquidation or dissolution of such subsidiary guarantor, and if such subsidiary guarantor is released from its guarantee obligations under the Company’s Credit Facilities.

The following tables set forth condensed consolidating statements of income for the years ended December 31, 2016, 2015, and 2014, condensed consolidating statements of financial position as of December 31, 2016 and December 31, 2015, and condensed consolidating statements of cash flows for the years ended December 31, 2016, 2015, and 2014. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Statements of Operations

Year Ended December 31, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$502.2	$104.1	$(7.7)	$598.6
Products net sales	—	350.4	38.8	(4.3)	384.9
Total net sales	—	852.6	142.9	(12.0)	983.5
Services cost of sales (exclusive of depreciation and amortization)	—	236.0	68.2	(7.1)	297.1
Services cost of sales with RR Donnelley affiliates (exclusive of depreciation and amortization)	—	35.6	2.2	—	37.8
Products cost of sales (exclusive of depreciation and amortization)	—	207.0	24.1	(4.9)	226.2
Products cost of sales with RR Donnelley affiliates (exclusive of depreciation and amortization)	—	57.3	0.6	—	57.9
Total cost of sales	—	535.9	95.1	(12.0)	619.0
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	176.8	33.0	—	209.8
Restructuring, impairment and other charges-net	—	4.8	0.6	—	5.4
Depreciation and amortization	—	38.6	4.7	—	43.3
Income from operations	—	96.5	9.5	—	106.0
Interest expense-net	11.7	—	—	—	11.7
Earnings (loss) before income taxes and equity in net income of subsidiaries	(11.7)	96.5	9.5	—	94.3
Income tax (benefit) expense	(4.3)	38.5	1.0	—	35.2
Earnings (loss) before equity in net income of subsidiaries	(7.4)	58.0	8.5	—	59.1
Equity in net income of subsidiaries	66.5	8.5	—	(75.0)	—
Net earnings (loss)	$59.1	$66.5	$8.5	$(75.0)	$59.1
Comprehensive income (loss)	$66.1	$73.5	$8.6	$(82.1)	$66.1

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

Year Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$530.2	$106.6	$(8.2)	$628.6
Products net sales	—	381.8	44.5	(5.4)	420.9
Total net sales	—	912.0	151.1	(13.6)	1,049.5
Services cost of sales (exclusive of depreciation and amortization)	—	230.7	68.4	(7.2)	291.9
Services cost of sales with RR Donnelley affiliates (exclusive of depreciation and amortization)	—	38.1	2.3	—	40.4
Products cost of sales (exclusive of depreciation and amortization)	—	208.8	28.5	(6.4)	230.9
Products cost of sales with RR Donnelley affiliates (exclusive of depreciation and amortization)	—	68.2	0.1	—	68.3
Total cost of sales	—	545.8	99.3	(13.6)	631.5
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	168.1	31.1	—	199.2
Restructuring, impairment and other charges-net	—	3.5	0.9	—	4.4
Depreciation and amortization	—	37.3	4.4	—	41.7
Income from operations	—	157.3	15.4	0.0	172.7
Interest expense-net	—	1.1	—	—	1.1
Investment and other income-net	—	—	(0.1)	—	(0.1)
Earnings before income taxes and equity in net income of subsidiaries	—	156.2	15.5	0.0	171.7
Income tax expense	—	63.8	3.6	—	67.4
Earnings before equity in net income of subsidiaries	—	92.4	11.9	0.0	104.3
Equity in net income of subsidiaries	104.3	11.9	—	(116.2)	—
Net earnings (loss)	$104.3	$104.3	$11.9	$(116.2)	$104.3
Comprehensive income (loss)	$124.3	$124.3	$4.4	$(128.7)	$124.3

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$529.7	$116.2	$(7.7)	$638.2
Products net sales	—	396.3	50.7	(5.1)	441.9
Total net sales	—	926.0	166.9	(12.8)	1,080.1
Services cost of sales (exclusive of depreciation and amortization)	—	237.3	70.8	(6.9)	301.2
Services cost of sales with RR Donnelley affiliates (exclusive of depreciation and amortization)	—	36.9	2.4	—	39.3
Products cost of sales (exclusive of depreciation and amortization)	—	208.8	33.4	(5.9)	236.3
Products cost of sales with RR Donnelley affiliates (exclusive of depreciation and amortization)	—	76.3	0.2	—	76.5
Total cost of sales	—	559.3	106.8	(12.8)	653.3
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	254.7	35.8	—	290.5
Restructuring, impairment and other charges-net	—	2.5	2.3	—	4.8
Depreciation and amortization	—	36.1	4.6	—	40.7
Income from operations	—	73.4	17.4	—	90.8
Interest expense-net	—	1.5	—	—	1.5
Investment and other income-net	—	(3.0)	(0.1)	—	(3.1)
Earnings before income taxes and equity in net income of subsidiaries	—	74.9	17.5	—	92.4
Income tax expense	—	31.1	3.9	—	35.0
Earnings before equity in net income of subsidiaries	—	43.8	13.6	—	57.4
Equity in net income of subsidiaries	57.4	13.6	—	(71.0)	—
Net earnings (loss)	$57.4	$57.4	$13.6	$(71.0)	$57.4
Comprehensive (loss) income	$(115.4)	$(115.4)	$10.7	$104.7	$(115.4)

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Balance Sheets

December 31, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$21.8	$16.8	$(2.4)	$36.2
Receivables, less allowances	—	119.9	36.3	—	156.2
Receivable from RR Donnelley	68.0	28.0	—	—	96.0
Intercompany receivables	—	63.0	—	(63.0)	—
Intercompany short-term note receivable	—	—	15.3	(15.3)	—
Inventories	—	22.7	1.4	—	24.1
Prepaid expenses and other current assets	4.3	8.1	4.7	—	17.1
Total current assets	72.3	263.5	74.5	(80.7)	329.6
Property, plant and equipment-net	—	32.4	3.1	—	35.5
Goodwill	—	429.2	17.2	—	446.4
Other intangible assets-net	—	44.0	10.3	—	54.3
Software-net	—	41.0	0.6	—	41.6
Deferred income taxes	—	34.2	2.8	—	37.0
Other noncurrent assets	4.4	27.7	2.4	—	34.5
Investments in consolidated subsidiaries	692.2	65.1	—	(757.3)	—
Total assets	$768.9	$937.1	$110.9	$(838.0)	$978.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$3.4	$72.8	$11.5	$(2.4)	$85.3
Intercompany payable	43.9	—	18.6	(62.5)	—
Intercompany short-term note payable	15.3	—	—	(15.3)	—
Accrued liabilities	8.2	81.4	11.6	(0.5)	100.7
Total current liabilities	70.8	154.2	41.7	(80.7)	186.0
Long-term debt	587.0	—	—	—	587.0
Deferred compensation liabilities	—	24.4	—	—	24.4
Pension and other postretirement benefits plan liabilities	—	55.3	1.1	—	56.4
Other noncurrent liabilities	—	11.0	3.0	—	14.0
Total liabilities	657.8	244.9	45.8	(80.7)	867.8
Total equity	111.1	692.2	65.1	(757.3)	111.1
Total liabilities and equity	$768.9	$937.1	$110.9	$(838.0)	$978.9

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Balance Sheets

December 31, 2015

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$0.1	$15.0	$—	$15.1
Receivables, less allowances	—	115.0	31.2	—	146.2
Intercompany receivables	—	7.4	—	(7.4)	—
Inventories	—	21.4	0.8	—	22.2
Prepaid expenses and other current assets	—	3.0	4.3	—	7.3
Total current assets	—	146.9	51.3	(7.4)	190.8
Property, plant and equipment-net	—	31.0	2.0	—	33.0
Goodwill	—	429.2	17.6	—	446.8
Other intangible assets-net	—	55.8	13.5	—	69.3
Software-net	—	42.3	1.1	—	43.4
Deferred income taxes	—	10.4	0.2	—	10.6
Other noncurrent assets	—	20.6	3.1	—	23.7
Investments in consolidated subsidiaries	623.5	50.2	—	(673.7)	—
Total assets	$623.5	$786.4	$88.8	$(681.1)	$817.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$31.7	$7.8	$—	$39.5
Intercompany payable	—	—	7.4	(7.4)	—
Accrued liabilities	—	62.8	12.6	—	75.4
Short-term debt	—	—	8.8	—	8.8
Total current liabilities	—	94.5	36.6	(7.4)	123.7
Note payable with an RRD affiliate	—	29.2	—	—	29.2
Deferred compensation liabilities	—	28.5	—	—	28.5
Other noncurrent liabilities	—	10.7	2.0	—	12.7
Total liabilities	—	162.9	38.6	(7.4)	194.1
Total equity	623.5	623.5	50.2	(673.7)	623.5
Total liabilities and equity	$623.5	$786.4	$88.8	$(681.1)	$817.6

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(1.2)	$103.2	$6.4	$(2.4)	$106.0
INVESTING ACTIVITIES
Capital expenditures	—	(23.6)	(2.6)	—	(26.2)
Purchases of investments	—	(3.5)	—	—	(3.5)
Other investing activities	—	—	0.4	—	0.4
Net cash used in investing activities	—	(27.1)	(2.2)	—	(29.3)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	348.2	—	—	—	348.2
Payments on long-term debt	(50.0)	—	—	—	(50.0)
Net change in short-term debt	—	—	(8.8)	—	(8.8)
Debt issuance costs	(9.3)	—	—	—	(9.3)
Net transfers to Parent and affiliates	(287.7)	(54.4)	2.0	—	(340.1)
Net cash provided by (used in) financing activities	1.2	(54.4)	(6.8)	—	(60.0)
Effect of exchange rate on cash and cash equivalents	—	—	4.4	—	4.4
Net increase (decrease) in cash and cash equivalents	—	21.7	1.8	(2.4)	21.1
Cash and cash equivalents at beginning of year	—	0.1	15.0	—	15.1
Cash and cash equivalents at end of period	$—	$21.8	$16.8	$(2.4)	$36.2

Supplemental non-cash disclosure:
Debt exchange with RR Donnelley, including $5.5 million of debt issuance costs	$300.0	$—	$—	$—	$300.0
Settlement of intercompany note payable	—	29.6	—	—	29.6
Accrued debt issuance costs	1.5	—	—	—	1.5

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$—	$106.7	$14.2	$—	$120.9
INVESTING ACTIVITIES
Capital expenditures	—	(25.9)	(1.2)	—	(27.1)
Purchases of investments	—	(10.0)	—	—	(10.0)
Net cash used in investing activities	—	(35.9)	(1.2)	—	(37.1)
FINANCING ACTIVITIES
Net change in short-term debt	—	—	(24.0)	—	(24.0)
Payments on note payable with an RRD affiliate	—	(14.6)	(0.2)	—	(14.8)
Net transfers to Parent and affiliates	—	(56.2)	0.2	—	(56.0)
Net cash used in financing activities	—	(70.8)	(24.0)	—	(94.8)
Effect of exchange rate on cash and cash equivalents	—	—	(2.5)	—	(2.5)
Net decrease in cash and cash equivalents	—	—	(13.5)	—	(13.5)
Cash and cash equivalents at beginning of year	—	0.1	28.5	—	28.6
Cash and cash equivalents at end of period	$—	$0.1	$15.0	$—	$15.1

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$—	$108.0	$17.3	$—	$125.3
INVESTING ACTIVITIES
Capital expenditures	—	(27.3)	(1.5)	—	(28.8)
Acquisition of business, net of cash acquired	—	—	(6.0)	—	(6.0)
Proceeds from sales of other assets	—	5.3	—	—	5.3
Net cash used in investing activities	—	(22.0)	(7.5)	—	(29.5)
FINANCING ACTIVITIES
Net change in short-term debt	—	—	(12.8)	—	(12.8)
Payments on note payable with an RRD affiliate	—	(14.7)	—	—	(14.7)
Net transfers to Parent and affiliates	—	(71.9)	9.0	—	(62.9)
Net cash used in financing activities	—	(86.6)	(3.8)	—	(90.4)
Effect of exchange rate on cash and cash equivalents	—	—	2.0	—	2.0
Net (decrease) increase in cash and cash equivalents	—	(0.6)	8.0	—	7.4
Cash and cash equivalents at beginning of year	—	0.7	20.5	—	21.2
Cash and cash equivalents at end of period	$—	$0.1	$28.5	$—	$28.6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Donnelley Financial Solutions, Inc.

Chicago, Illinois

We have audited the accompanying consolidated and combined balance sheets of Donnelley Financial Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated and combined statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Donnelley Financial Solutions, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, prior to October 1, 2016, the accompanying consolidated and combined financial statements have been derived from the consolidated financial statements and accounting records of R.R. Donnelley & Sons Company.  The consolidated and combined financial statements include the allocation of certain assets, liabilities, expenses and income that have historically been held at the RR Donnelley & Sons Company corporate level but which are specifically identifiable or attributable to the Company.  The consolidated and combined financial statements also include expense allocations for certain corporate functions historically provided by R.R. Donnelley & Sons Company.  These costs and allocations may not be reflective of the actual expense which would have been incurred had the Company operated as a separate unaffiliated entity apart from R.R. Donnelley & Sons Company.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 28, 2017

UNAUDITED INTERIM FINANCIAL INFORMATION

(In millions, except per-share data)

	Year Ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2016
Net sales	$240.1	$298.0	$224.4	$221.0	$983.5
Income from operations	22.5	59.0	18.0	6.5	106.0
Net earnings (loss)	13.4	36.3	10.2	(0.8)	59.1
Net earnings (loss) per share
Basic net earnings (loss) per share	0.41	1.12	0.31	(0.02)	1.81
Diluted net earnings (loss) per share	0.41	1.12	0.31	(0.02)	1.80
Weighted average number to common shares outstanding(a)
Basic	32.4	32.4	32.4	32.6	32.6
Diluted	32.4	32.4	32.4	32.6	32.8

2015
Net sales	$270.4	$308.9	$231.6	$238.6	$1,049.5
Income from operations	39.8	66.6	28.2	38.1	172.7
Net earnings	23.8	40.5	16.8	23.2	104.3
Basic and diluted net earnings per share	0.73	1.25	0.52	0.72	3.22
Basic and diluted common shares outstanding(a)	32.4	32.4	32.4	32.4	32.4

(a)

On October 1, 2016, RRD distributed approximately 26.2 million shares of Donnelley Financial common stock to RRD shareholders in connection with the spin-off of Donnelley Financial, with RRD retaining approximately 6.2 million shares of Donnelley Financial common stock. For periods prior to the Separation, basic and diluted earnings per share were calculated using the number of shares distributed and retained by RRD, totaling 32.4 million. The same number of shares was used to calculate basic and diluted earnings per share since there were no Donnelley Financial equity awards outstanding prior to the spin-off.

Includes the following significant items:

	Pre-tax					After-tax
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended December 31, 2016
Restructuring, impairment and other charges - net	$0.6	$1.3	$1.7	$1.8	$5.4	$0.4	$0.8	$1.0	$1.1	$3.3
Spin-off related transaction expenses	—	—	—	4.9	4.9	—	—	—	3.0	3.0
Share-based compensation expense	0.3	0.7	0.2	1.3	2.5	0.2	0.4	0.1	0.8	1.5

	Pre-tax					After-tax
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended December 31, 2015
Restructuring, impairment and other charges – net	$0.5	$1.4	$1.4	$1.1	$4.4	$0.3	$0.9	$0.9	$0.7	$2.8
Share-based compensation expense	0.4	0.6	0.3	0.3	1.6	0.2	0.4	0.2	0.2	1.0

INDEX TO EXHIBITS

2.1

Separation and Distribution Agreement, dated as of September 14, 2016, by and among R. R. Donnelley & Sons Company, LSC Communications, Inc. and Donnelley Financial Solutions, Inc. (the “Separation Agreement”) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.2

Transition Services Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.3

Transition Services Agreement, dated as of September 14, 2016, between LSC Communications, Inc. and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.4

Tax Disaffiliation Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.5

Patent Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.6

Trademark Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.7

Data Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.8

Software, Copyright and Trade Secret Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.1

Stockholder and Registration Rights Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.2

Indenture, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.3

Registration Rights Agreement, dated as of September 30, 2016, by and among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and MUFG Securities Americas Inc., as Representatives (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

10.1

Credit Agreement, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.2

2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.3

Donnelley Financial Solutions, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.4

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to R.R Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.5

Donnelley Financial Solutions, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.6	Donnelley Financial Unfunded Supplemental Pension Plan effective October 1, 2016 (filed herewith)*

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

10.9

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

10.11

Assignment of Severance Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and Jennifer B. Reiners (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.12	Written Description of the 2016 Annual Incentive Plan of the Company with respect to the period from October 1, 2016 to December 31, 2016 (filed herewith)*

10.13	2017 Annual Incentive Plan (filed herewith)*

10.14

Amended and Restated Annual Incentive Plan of R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 10.32 to the R.R. Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)*

10.15	Form of Founders Award (Restricted Stock) Agreement (filed herewith)*

10.16

Form of Performance Share Unit Award Agreement (for 2014) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.23 to the R.R. Donnelley &  Sons Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 1, 2014)*

10.17

Form of Performance Share Unit Award Agreement (for 2015) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)*

10.18

Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (for 2014) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.17 to the R.R. Donnelley & Sons Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.19

Form of Restricted Stock Unit Award Agreement for certain executive officers (for 2015 and 2016) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.12 to the R.R. Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)*

10.20

Form of Cash Retention Award Agreement (for 2013) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.21 to the R. R. Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on April 25, 2013)*

10.21	Form of Cash Award Agreement (for 2014) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (filed herewith )*

10.22	Form of Cash Award Agreement (for 2015) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (filed herewith )*

10.23	Form of Cash Award Agreement (for 2016) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (filed herewith )*

10.24

Form of Amendment to Cash Retention Awards (for 2014) converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.1 to the R.R. Donnelley & Sons Company Current Report on Form 8-K dated March 2, 2016, filed on March 2, 2016)*

10.25	Agreement regarding title and retention bonus for Thomas Juhase dated March 21, 2016 converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (filed herewith)*

10.26	Form of Director Restricted Stock Unit Award (filed herewith)*

10.27

Form of Restricted Stock Unit Award Agreement for directors converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.21 to the R.R. Donnelley & Sons Company Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.28

Form of Restricted Stock Unit Award Agreement for directors converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.25 to the R.R. Donnelley & Sons Company Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.29

Form of Restricted Stock Unit Award Agreement for directors converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.23 to the R.R. Donnelley & Sons Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.30

Form of Amendment to Director Restricted Stock Unit Awards converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.22 to the R.R. Donnelley & Sons Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.31

Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement  (incorporated by reference to Exhibit 10.23 to the R.R. Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.32	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2016, filed on November 9, 2016)

12.1	Statements of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officers (filed herewith)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (filed herewith)

31.1	Certification by Daniel N. Leib, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by David A. Gardella, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

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

E-4