Form 10-Q
period 2017-03-31
Donnelley Financial Solutions, Inc.
filed 2017-05-04
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes   ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of April 28, 2017, 32.8 million shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated and Combined Statements of Operations

For the Three Months Ended March 31, 2017 and 2016

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016

Services net sales	$154.0	$139.8
Products net sales	113.3	100.3
Total net sales	267.3	240.1
Services cost of sales (exclusive of depreciation and amortization)	77.7	71.9
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)	9.9	11.2
Products cost of sales (exclusive of depreciation and amortization)	63.0	55.0
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)	18.8	20.4
Total cost of sales	169.4	158.5
Selling, general and administrative expenses (exclusive of depreciation and amortization)	56.7	49.0
Restructuring, impairment and other charges-net	3.8	0.6
Depreciation and amortization	10.2	9.5
Income from operations	27.2	22.5
Interest expense-net	11.1	0.3
Earnings before income taxes	16.1	22.2
Income tax expense	6.8	8.8
Net earnings	$9.3	$13.4

Net earnings per share (Note 8):
Basic net earnings per share	0.29	0.41
Diluted net earnings per share	0.28	0.41
Weighted average number of common shares outstanding
Basic	32.6	32.4
Diluted	32.8	32.4

See Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated and Combined Statements of Comprehensive Income

For the Three Months Ended March 31, 2017 and 2016

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Net earnings	$9.3	$13.4

Other comprehensive income (loss), net of tax:
Translation adjustments	0.1	3.0
Adjustment for net periodic pension and other postretirement benefits plan cost	0.4	(0.2)
Other comprehensive income, net of tax	0.5	2.8
Comprehensive income	$9.8	$16.2

See Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated Balance Sheets

As of March 31, 2017 and December 31, 2016

(in millions, except per share data)

(UNAUDITED)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$12.3	$36.2
Receivables, less allowances for doubtful accounts of $7.5 in 2017 (2016 - $6.4)	233.3	156.2
Receivables from R.R. Donnelley	84.2	96.0
Inventories	27.5	24.1
Prepaid expenses and other current assets	17.3	17.1
Total current assets	374.6	329.6
Property, plant and equipment-net	36.0	35.5
Goodwill	446.5	446.4
Other intangible assets-net	50.9	54.3
Software-net	39.3	41.6
Deferred income taxes	39.1	37.0
Other noncurrent assets	38.2	34.5
Total assets	$1,024.6	$978.9
LIABILITIES
Accounts payable	$101.3	$85.3
Accrued liabilities	99.8	100.7
Total current liabilities	201.1	186.0
Long-term debt (Note 11)	607.5	587.0
Deferred compensation liabilities	23.1	24.4
Pension and other postretirement benefits plan liabilities	55.0	56.4
Other noncurrent liabilities	13.4	14.0
Total liabilities	900.1	867.8
Commitments and Contingencies (Note 12)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued: 32.8 shares in 2017 (2016 - 32.6 shares)	0.3	0.3
Additional paid-in-capital	183.5	179.9
Retained earnings (deficit)	8.5	(0.8)
Accumulated other comprehensive loss	(67.8)	(68.3)
Total equity	124.5	111.1
Total liabilities and equity	$1,024.6	$978.9

See Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated and Combined Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES
Net earnings	$9.3	$13.4
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	10.2	9.5
Provision for doubtful accounts receivable	1.8	0.2
Share-based compensation	1.1	0.3
Deferred income taxes	(2.2)	(0.3)
Net pension and other postretirement benefits plan income	(0.8)	(0.2)
Other	0.4	—
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable - net	(66.7)	(52.8)
Inventories	(3.4)	(2.9)
Prepaid expenses and other current assets	(4.4)	(0.5)
Accounts payable	15.0	4.5
Income taxes payable and receivable	7.7	(0.3)
Accrued liabilities and other	(6.1)	(13.5)
Pension and other postretirement benefits plan contributions	(0.1)	(1.1)
Net cash used in operating activities	(38.2)	(43.7)
INVESTING ACTIVITIES
Capital expenditures	(4.3)	(8.5)
Purchase of investment	(3.4)	—
Other investing activities	0.2	2.4
Net cash used in investing activities	(7.5)	(6.1)
FINANCING ACTIVITIES
Revolving facility borrowings	57.0	—
Payments on revolving facility borrowings	(37.0)	—
Debt issuance costs	(1.5)	—
Net transfers related to the Separation	3.1	—
Net change in short-term debt	—	6.9
Net transfers from Parent and affiliates	—	39.7
Other financing activities	—	0.2
Net cash provided by financing activities	21.6	46.8
Effect of exchange rate on cash and cash equivalents	0.2	2.9
Net decrease in cash and cash equivalents	(23.9)	(0.1)
Cash and cash equivalents at beginning of year	36.2	15.1
Cash and cash equivalents at end of period	$12.3	$15.0

See Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 1. Overview and Basis of Presentation

Description of Business

Donnelley Financial Solutions, Inc. (the “Company” or “Donnelley Financial” ) is a financial communications services company that supports global capital markets compliance and transaction needs for its corporate clients and their advisors (such as law firms and investment bankers) and global investment markets compliance and analytics needs for mutual fund companies, variable annuity providers and broker/dealers. With proprietary technology such as data storage and workflow collaboration tools, deep subject matter expertise and a global footprint, Donnelley Financial produces, manages, stores, distributes and translates documents and electronic communications in order to deliver timely financial communications to investors and documents in a manner that complies with regulatory commissions.

Donnelley Financial’s Registration Statement on Form 10, as amended, was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on September 20, 2016. On October 1, 2016, Donnelley Financial became an independent publicly traded company through the distribution by R.R. Donnelley & Sons Company (“RRD”) of approximately 26.2 million shares, or 80.75%, of Donnelley Financial common stock to RRD shareholders (the “Separation”). Holders of RRD common stock received one share of Donnelley Financial common stock for every eight shares of RRD common stock held on September 23, 2016. RRD retained approximately 6.2 million shares of Donnelley Financial common stock, or a 19.25% interest (as of the Separation date) in Donnelley Financial, as part of the Separation. Donnelley Financial’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange on October 3, 2016.  On October 1, 2016, RRD also completed the previously announced separation of LSC Communications, Inc. (“LSC”), its publishing and retail-centric print services and office products business. On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC common stock (RRD’s remaining ownership stake in LSC) in an underwritten public offering.

On March 24, 2017, pursuant to the Stockholder and Registration Rights Agreement, dated as of September 30, 2016, by and between the Company and RRD, the Company filed a Registration Statement on Form S-1 to register the offering and sale of shares of the Company’s common stock retained by RRD.

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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Basis of Presentation

The accompanying unaudited condensed consolidated and combined financial statements reflect the consolidated financial position and consolidated results of operations of the Company as an independent, publicly traded company for the periods after the Separation and the combined financial position and combined results of operations for the periods prior to the Separation. Prior to the Separation, the combined financial statements were prepared on a stand-alone basis and were derived from RRD’s consolidated financial statements and accounting records.

The unaudited condensed consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial data presented herein should be read in conjunction with the audited consolidated and combined financial statements and accompanying notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Results of interim periods should not be considered indicative of the results for the full year. These unaudited condensed consolidated and combined interim financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated and combined financial statements. Actual results could differ from these estimates.

For periods prior to the Separation, the unaudited condensed consolidated and combined financial statements include the allocation of certain assets and liabilities that have historically been held at the RRD corporate level but which are specifically identifiable or attributable to the Company.  Cash and cash equivalents held by RRD were not allocated to Donnelley Financial unless they were held in a legal entity that was transferred to Donnelley Financial. All intercompany transactions and accounts within Donnelley Financial have been eliminated. All intracompany transactions between RRD and Donnelley Financial are considered to be effectively settled in the unaudited condensed consolidated and combined financial statements at the time the transaction is recorded. The total net effect of the settlement of these intracompany transactions is reflected in the unaudited condensed consolidated and combined statements of cash flows as a financing activity and in the unaudited condensed consolidated and combined balance sheets as net parent company investment. Net parent company investment is primarily impacted by contributions from RRD which are the result of treasury activities and net funding provided by or distributed to RRD.

Prior to the Separation, the unaudited condensed consolidated and combined financial statements include certain expenses of RRD which were allocated to Donnelley Financial for certain functions, including general corporate expenses related to information technology, finance, legal, human resources, internal audit, treasury, tax, investor relations and executive oversight.  These expenses were allocated to the Company on the basis of direct usage, when available, with the remainder allocated on the pro rata basis of revenue, employee headcount, or other measures. We consider the expense methodology and results to be reasonable for all periods presented.  However these allocations may not be indicative of the actual expenses that would have been incurred as an independent public company or the costs that may be incurred in the future.

For periods prior to the Separation, the income tax amounts in the unaudited condensed consolidated and combined financial statements were calculated based on a separate income tax return methodology and presented as if the Company’s operations were separate taxpayers in the respective jurisdictions.

RRD maintained various benefit and share-based compensation plans at a corporate level.  Donnelley Financial employees participated in those programs and a portion of the cost of those plans is included in Donnelley Financial’s condensed consolidated and combined financial statements for periods prior to the Separation.  On October 1, 2016, Donnelley Financial recorded net pension plan liabilities of $68.3 million (consisting of a total benefit plan liability of $317.0 million, net of plan assets having fair market value of $248.7 million), as a result of the transfer of certain pension plan liabilities and assets from RRD to the Company upon the legal split of those plans. The Company also recorded a net other postretirement benefit liability of $1.5 million, as a result of the transfer of an other postretirement benefit plan from RRD to the Company. Refer to Note 5, Retirement Plans, for further details regarding the Company’s pension and other postretirement benefit plans. Refer to Note 6, Share Based Compensation, for further details regarding the Company’s share-based compensation plans.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Donnelley Financial generates a portion of net revenue from sales to RRD’s subsidiaries. Included in the unaudited condensed consolidated and combined financial statements are net revenues from sales to RRD and affiliates of $4.0 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively. Donnelley Financial utilizes RRD for freight and logistics, production of certain printed products and outsourced business services functions. Included in the unaudited condensed consolidated and combined financial statements are cost of sales to RRD and affiliates of $28.7 million and $31.6 million for the three months ended March 31, 2017 and 2016, respectively.  Intercompany receivables and payables with RRD are reflected within net parent company investment in the accompanying unaudited condensed consolidated and combined financial statements for periods prior to the Separation. See Note 13, Related Parties, for a further description of related party transactions.

Note 2. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Raw materials and manufacturing supplies	$9.7	$7.6
Work in process	11.3	10.8
Finished goods	6.5	5.7
Total	$27.5	$24.1

Note 3. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Land	$10.0	$10.0
Buildings	44.5	44.4
Machinery and equipment	109.0	109.2
	163.5	163.6
Less: Accumulated depreciation	(127.5)	(128.1)
Total	$36.0	$35.5

During the three months ended March 31, 2017 and 2016, depreciation expense was $1.3 million and $1.9 million, respectively.

Note 4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2017 were as follows:

	U.S.	International	Total
Net book value as of December 31, 2016	$429.2	$17.2	$446.4
Foreign exchange and other adjustments	—	0.1	0.1
Net book value as of March 31, 2017	$429.2	$17.3	$446.5

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The components of other intangible assets at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$139.2	$(89.1)	$50.1	$138.8	$(85.3)	$53.5
Trade names	6.3	(5.5)	0.8	6.3	(5.5)	0.8
Trademarks, licenses and agreements	3.2	(3.2)	—	3.2	(3.2)	—
Total other intangible assets	$148.7	$(97.8)	$50.9	$148.3	$(94.0)	$54.3

Amortization expense for other intangible assets was $3.6 million for both the three months ended March 31, 2017 and 2016.

The following table outlines the estimated annual amortization expense related to other intangible assets as of March 31, 2017:

For the year ending December 31,	Amount
2017	$13.9
2018	13.7
2019	13.7
2020	12.4
2021	0.5
2022 and thereafter	0.3
Total	$54.5

Note 5. Retirement Plans

Donnelley Financial’s Participation in RRD’s Pension and Postretirement Benefit Plans

RRD provided pension and other postretirement healthcare benefits to certain current and former employees of Donnelley Financial.  Prior to the Separation, RRD was responsible for the net benefit plan obligations associated with these plans, and as such, these liabilities are not reflected in Donnelley Financial’s unaudited condensed consolidated and combined balance sheets.

Donnelley Financial’s unaudited condensed consolidated and combined statements of operations include expense allocations for these benefits. These allocations were funded through intercompany transactions with RRD which are reflected within net parent company investment in Donnelley Financial. Total RRD pension and postretirement benefit plan net income allocated to Donnelley Financial, related to pension cost and postretirement benefits, was $1.4 million in the three months ended March 31, 2016. Included in these amounts is an allocation for other postretirement benefit plans for $0.3 million in the three months ended March 31, 2016.  These allocations are reflected in the Company’s cost of sales and selling, general and administrative expenses.

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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The components of the estimated net pension plan income for Donnelley Financial’s pension plans for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
	2017	2016
Pension expense (income)
Interest cost	$2.7	$—
Expected return on assets	(4.0)	—
Amortization, net	0.5	(0.2)
Net pension income	$(0.8)	$(0.2)

Note 6. Share Based Compensation

Share-based compensation expense

For all share-based awards granted to employees and directors following the Separation, including stock options, restricted stock units (“RSUs”), performance based restricted stock and performance share units (“PSUs”), the Company recognizes compensation expense based on estimated grant date fair values. The Company estimates the fair value of share-based awards based on assumptions as of the grant date. The Company recognizes compensation costs for RSUs expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. Compensation expense for performance based restricted stock awards granted in 2016, which vest on a graded basis, is recognized utilizing a graded vesting schedule. Compensation expense for performance based restricted stock awards and PSUs granted in 2017, which cliff vest, is recognized on a straight-line basis over the performance period of the award. Compensation expense for stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years. The Company estimates the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

The stock options, RSUs, performance based restricted stock and PSUs granted during the three months ended March 31, 2017 are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company. In addition, upon a change in control of the Company, the performance based restricted stock and PSU awards will be measured at target performance and will remain subject to time based vesting until the end of the performance period; provided that the award will vest in full if, within three months prior to or two years after the date of the change in control of the Company, the grantee’s employment is terminated without cause by the Company or for good reason by the grantee.

In periods prior to the Separation, share-based compensation expense includes expense attributable to the Company based on the award terms previously granted to the Company’s employees and an allocation of compensation expense for RRD’s corporate and shared functional employees. As those share-based compensation plans are RRD’s plans, the amounts have been recognized through net parent company investment on the combined balance sheets.

Total compensation expense was $1.1 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017, the Company adopted Accounting Standards Update 2016-09 “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09)”, which identifies areas of simplification for several aspects of accounting for share-based payment transactions. The adoption of ASU 2016-09 represents a change in accounting principle. The Company has adopted all applicable aspects of this guidance on a prospective basis.

ASU 2016-09 requires all excess tax benefits and tax deficiencies to be recognized as discrete items within income tax expense or benefit in the income statement in the reporting period in which they occur. As a result of this change, excess tax benefits and tax deficiencies are now excluded from the calculation of assumed proceeds when using the treasury stock method in calculating diluted earnings per share. ASU 2016-09 also requires excess tax benefits to be presented as an operating activity on the statement of cash flows rather than as a financing activity.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

ASU 2016-09 allows an employer with a statutory income tax withholding obligation to withhold shares with a fair value up to the amount of tax owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires companies to apply this guidance to outstanding liability awards at the date of adoption using a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings. The Company does not have any outstanding share-based awards classified as liabilities. As such, no adjustment is required. ASU 2016-09 requires cash paid by an employer to taxing authorities when directly withholding shares for tax withholding purposes to be classified as a financing activity on the statement of cash flows.  The change in classification is to be applied retrospectively. However, an adjustment to prior periods is not required because the Company did not have such tax withholding obligations during the prior periods.

ASU 2016-09 requires a company to make an accounting policy election to account for forfeitures of share-based payments by either estimating the number of awards expected to vest or recognizing forfeitures when they occur. In accordance with ASU 2016-09, the Company has made an accounting policy election to estimate forfeitures and recognize compensation expense based on the number of awards expected to vest.

Stock Options

The Company granted 169,800 options, with a grant date fair market value of $7.77, during the three months ended March 31, 2017. There were no options granted during the three months ended March 31, 2016. The fair market value of each stock option award was estimated using the Black-Scholes-Merton option pricing model and the Company used the following methods to determine its underlying assumptions:

•	Expected volatility was estimated based on a weighted-average of historical volatilities for certain of the Company’s competitors
•	The risk-free interest rate was based on the U.S Treasury yield curve in effect on the date of grant
•	The expected term of options granted was based on the simplified method of using the mid-point between the vesting term and the original contractual term
•	The expected dividend yield was based on the Company’s current dividend rate

The assumptions used to determine the fair market value of the stock options granted during the three months ended March 31, 2017 were as follows:

2017
Expected volatility	30.73%
Risk-free interest rate	2.18%
Expected life (years)	6.25
Expected dividend yield	0.00%

Stock option awards outstanding as of December 31, 2016 and March 31, 2017, and changes during the three months ended March 31, 2017, were as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares Under	Average	Contractual	Intrinsic
	Option	Exercise	Term	Value
	(thousands)	Price	(years)	(millions)
Outstanding at December 31, 2016	299	$21.48	3.5	$1.4
Granted	170	22.35	9.9
Outstanding at March 31, 2017	469	21.80	5.6	0.9
Vested and expected to vest at March 31, 2017	458	21.78	5.5	0.9
Exercisable at March 31, 2017	119	$11.95	1.9	0.9

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2017 and December 31, 2016, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on March 31, 2017 and December 31, 2016. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the three months ended March 31, 2017 and 2016 was de minimis. Excess tax benefits on stock option exercises, shown as operating cash inflows in the unaudited condensed consolidated and combined cash flows were de minimus for the three months ended March 31, 2017. There were no excess tax benefits on stock option exercises for the three months ended March 31, 2016.

Compensation expense related to stock options for the three months ended March 31, 2017 and March 31, 2016 was de minimis. As of March 31, 2017, $1.3 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 3.9 years.

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2016 and March 31, 2017, and changes during the three months ended March 31, 2017, were as follows:

		Weighted
	Shares	Average Grant
	(Thousands)	Date Fair Value
Nonvested at December 31, 2016	436	$25.28
Granted	220	22.35
Vested	(86)
Nonvested at March 31, 2017	570	$23.52

Compensation expense related to RSUs was $0.6 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was $7.8 million of unrecognized share-based compensation expense related to 0.6 million restricted stock unit awards, with a weighted-average grant date fair value of $23.52, that are expected to vest over a weighted-average period of 2.5 years. The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period.

Restricted Stock

Nonvested restricted stock unit awards as of December 31, 2016 and March 31, 2017, and changes during the three months ended March 31, 2017, were as follows:

		Weighted
	Shares	Average Grant
	(Thousands)	Date Fair Value
Nonvested at December 31, 2016	156	$24.75
Granted	129	22.35
Nonvested at March 31, 2017	285	$23.66

During the three months ended March 31, 2017, the Company granted 129,400 shares of restricted stock to certain executives, payable upon the achievement of certain performance metrics. The fair value of these awards was determined based on the Company’s stock price on the grant date. The performance period for the restricted stock awarded is January 1, 2017 through December 31, 2019.  The total potential payout for awards granted during the three months ended March 31, 2017 range from zero to 129,400 shares, should certain performance targets be achieved.  Compensation expense for the restricted stock awards granted in 2017 and 2016 is currently being recognized based on 100% attainment of the targeted performance metrics for each award. Compensation expense for restricted stock awards was $0.5 million for the three months ended March 31, 2017. As of March 31, 2017, there was $5.0 million of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted average period of 2.7 years.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Performance Share Units

During the three months ended March 31, 2017, 31,900 performance share units were granted to certain executive officers and senior management, payable upon the achievement of certain established performance targets. The performance period for the shares awarded is January 1, 2017 through December 31, 2019. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. The total potential payout for awards granted during the three months ended March 31, 2017 range from zero to 47,850 shares, should certain performance targets be achieved. The fair value of these awards was determined based on the Company’s stock price on the grant date.

Compensation expense for the PSUs granted in 2017 is currently being recognized based on 100% attainment of the targeted performance metrics or 31,900 shares. Compensation expense related to PSUs for the three months ended March 31, 2017 was de minimus. As of March 31, 2017, there was $0.7 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted average period of 2.9 years.

Note 7. Equity

The Company’s equity as of December 31, 2016 and March 31, 2017, and changes during the three months ended March 31, 2017, were as follows:

Total
Equity
Balance at December 31, 2016	$111.1
Net earnings	9.3
Other comprehensive income	0.5
Separation-related adjustments	3.1
Share-based compensation	1.1
Issuance of share-based awards, net of withholdings and other	(0.6)
Balance at March 31, 2017	$124.5

Separation-related adjustments primarily relate to the settlement of balances due to or from RRD for activity prior to the Separation.

The Company’s equity as of December 31, 2015 and March 31, 2016, and changes during the three months ended March 31, 2016, were as follows:

		Accumulated
	Net Parent	Other
	Company	Comprehensive	Total
	Investment	Loss	Equity
Balance at December 31, 2015	$639.5	$(16.0)	$623.5
Net earnings	13.4	—	13.4
Transfers to parent company, net	43.9	—	43.9
Other comprehensive income	—	2.8	2.8
Balance at March 31, 2016	$696.8	$(13.2)	$683.6

Note 8. Earnings per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including restricted stock units and restricted stock.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

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

As discussed in Note 6, Share-based Compensation, the Company adopted ASU 2016-09 during the three months ended March 31, 2017. As a result of the change in the recognition of excess tax benefits and tax deficiencies, excess tax benefits and tax deficiencies are now excluded from the calculation of assumed proceeds when using the treasury stock method in calculating diluted earnings per share.

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
	2017	2016
Net earnings per share:
Basic	$0.29	$0.41
Diluted	$0.28	$0.41
Numerator:
Net earnings	$9.3	$13.4
Denominator:
Weighted average number of common shares outstanding	32.6	32.4
Dilutive awards	0.2	—
Diluted weighted average number of common shares outstanding	32.8	32.4
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	0.1	—
Stock options	0.1	—
Total	0.2	—

Note 9. Comprehensive Income

The components of other comprehensive income and income tax expense allocated to each component for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31, 2017
	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount
Translation adjustments	$0.1	$—	$0.1
Adjustment for net periodic pension plan and other postretirement benefits plan cost	0.5	0.1	0.4
Other comprehensive income	$0.6	$0.1	$0.5

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

	Three Months Ended
	March 31, 2016
	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount
Translation adjustments	$3.0	$—	$3.0
Adjustment for net periodic pension plan and other postretirement benefits plan cost	(0.2)	—	(0.2)
Other comprehensive income	$2.8	$—	$2.8

Accumulated other comprehensive loss by component as of December 31, 2016 and March 31, 2017, and changes during the three months ended March 31, 2017, were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2016	$(52.2)	$(16.1)	$(68.3)
Other comprehensive income before reclassifications	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive loss	0.4	—	0.4
Net change in accumulated other comprehensive loss	0.4	0.1	0.5
Balance at March 31, 2017	$(51.8)	$(16.0)	$(67.8)

Accumulated other comprehensive loss by component as of December 31, 2015 and March 31, 2016 were  as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2015	$—	$(16.0)	$(16.0)
Other comprehensive income before reclassifications	—	3.0	3.0
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	(0.2)
Net change in accumulated other comprehensive loss	(0.2)	3.0	2.8
Balance at March 31, 2016	$(0.2)	$(13.0)	$(13.2)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended		Classification in the Condensed
	March 31,		Consolidated and Combined
	2017	2016	Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial income (loss)	$0.5	$(0.2)	(a)
Reclassifications before tax	0.5	(0.2)
Income tax expense	0.1	—
Reclassifications, net of tax	$0.4	$(0.2)

(a)

These accumulated other comprehensive loss components are included in the calculation of net periodic pension and other postretirement benefits plan (income) expense, a component of which was allocated to Donnelley Financial in periods prior to the Separation, and recognized in cost of sales and selling, general and administrative expenses in the unaudited condensed consolidated and combined statements of operations (see Note 5, Retirement Plans).

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

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

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Three Months Ended March 31, 2017
U.S.	$232.9	$(2.5)	$230.4	$37.0	$740.2	$8.8	$3.9
International	37.3	(0.4)	36.9	0.2	94.6	1.4	0.4
Total operating segments	270.2	(2.9)	267.3	37.2	834.8	10.2	4.3
Corporate	—	—	—	(10.0)	189.8	—	—
Total operations	$270.2	$(2.9)	$267.3	$27.2	$1,024.6	$10.2	$4.3

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Three Months Ended March 31, 2016
U.S.	$209.6	$(1.5)	$208.1	$22.0	$713.0	$8.3	$5.6
International	32.7	(0.7)	32.0	3.0	92.7	1.1	0.3
Total operating segments	242.3	(2.2)	240.1	25.0	805.7	9.4	5.9
Corporate	—	—	—	(2.5)	69.9	0.1	2.6
Total operations	$242.3	$(2.2)	$240.1	$22.5	$875.6	$9.5	$8.5

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 11. Debt

On September 30, 2016, in connection with the Separation, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for (i) a new senior secured term loan B facility in an aggregate principal amount of $350.0 million (the “Term Loan Credit Facility”) and (ii) a new first lien senior secured revolving credit facility in an aggregate principal amount of $300.0 million (the “Revolving Facility,” and, together with the Term Loan Credit Facility, the “Credit Facilities”). The Credit Agreement contains a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $15.0 million in the aggregate. As of March 31, 2017, there were $20.0 million of outstanding borrowings under the Revolving Facility.

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

In connection with the offering of the Notes, the Company entered into a registration rights agreement, dated as of September 30, 2016 (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC with respect to an offer to exchange the Notes for registered notes. In certain circumstances, the Company may be required to file a shelf registration statement with the SEC registering the resale of the Notes by the holders thereof, in lieu of an exchange offer to such holders. On March 10, 2017, the Company filed a Registration Statement on Form S-4 (as amended, the “Exchange Offer Registration Statement”) to offer to exchange the Notes for registered notes which have terms identical in all material respects to the Notes except that the registered notes are not subject to transfer restrictions or registration rights. The Exchange Offer Registration Statement was declared effective by the SEC on March 22, 2017. An exchange offer for the Notes was launched on March 22, 2017 and settled on April 25, 2017, resulting in the exchange of $299.9 million aggregate principal amount of outstanding Notes for registered notes.

The Company’s debt as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31,	December 31,
	2017	2016
Term Loan Credit Facility	$298.4	$298.3
8.25% senior notes due October 15, 2024	300.0	300.0
Borrowings under the Revolving Facility	20.0	—
Unamortized debt issuance costs	(10.9)	(11.3)
Total debt	607.5	587.0
Less: current portion	—	—
Long-term debt	$607.5	$587.0

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The fair value of the senior notes, which was determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $5.5 million and $7.1 million at March 31, 2017 and December 31, 2016, respectively.

The weighted average interest rate on borrowings under the Revolving Facility was 4.2% at March 31, 2017.

Pursuant to the Separation and Distribution Agreement, the Company received a cash payment of $68.0 million from RRD on April 3, 2017. The proceeds were used to reduce outstanding debt under the Term Loan Credit Facility.

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

On March 24, 2017, pursuant to the Stockholder and Registration Rights Agreement, the Company filed a Registration Statement on Form S-1 to register the offering and sale of the Company’s common stock retained by RRD.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Sublease Agreement

In connection with the Separation, the Company assumed an operating lease through 2024 for the Company’s headquarters.  There is a related non-cancelable sublease rental to RRD for the same period.  The Company remains secondarily liable under this lease in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreement.

Related Party Receivables/Payables

Pursuant to the Separation and Distribution Agreement, the Company received a cash payment of $68.0 million from RRD on April 3, 2017. The proceeds were used to reduce outstanding debt under the Term Loan Credit Facility. The Company has other amounts due to or from RRD and LSC in the normal course of business. The following is a summary of the amounts in the unaudited condensed consolidated and combined balance sheet due to or from RRD and LSC as of the three months ended March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Receivable from RRD	$84.2	$96.0
Receivable from LSC	0.8	0.8
Due from related parties	85.0	96.8

Payable to RRD	$23.4	$27.1
Payable to LSC	4.4	2.5
Due to related parties	27.8	29.6

Allocations from RRD

Prior to the Separation RRD provided Donnelley Financial with certain services, which include, but are not limited to information technology, finance, legal, human resources, internal audit, treasury, tax, investor relations and executive oversight. The financial information in these consolidated and combined financial statements does not necessarily include all the expenses that would have been incurred had Donnelley Financial been a separate, standalone entity for all periods presented. Prior to the Separation RRD charged Donnelley Financial for these services based on direct usage when possible. When specific identification was not practicable, the pro rata basis of revenue or employee headcount, or some other measure was used. These allocations were reflected as follows in the unaudited condensed consolidated and combined financial statements:

Three Months Ended
March 31, 2016
Costs of goods sold allocation	$10.3
Selling, general and administrative allocation	39.3
Depreciation and amortization	4.8
Total allocations from RRD	$54.4

The Company considers the expense methodology and results to be reasonable for all periods presented.  However, these allocations may not be indicative of the actual expenses that the Company would have incurred as an independent public company or the costs it may incur in the future.

Related Party Revenues

Donnelley Financial generates a portion of net revenue from sales to RRD’s subsidiaries. Net revenues from sales to RRD and affiliates of $4.0 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively, were included in the unaudited condensed consolidated and combined statement of operations.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Related Party Purchases

Donnelley Financial utilizes RRD for freight and logistics and services as well as certain production of printed products.  Cost of sales of $18.8 million and $20.4 million for the three months ended March 31, 2017 and 2016, respectively, were included in the unaudited condensed consolidated and combined statements of operations for these purchases.

Donnelley Financial also utilizes RRD’s business process outsourcing business for certain composition, XBRL and other functions.  Cost of sales of $9.9 million and $11.2 million for the three months ended March 31, 2017 and 2016, respectively, were included in the unaudited condensed consolidated and combined statements of operations for these purchases.

For periods prior to the Separation, intercompany payables with RRD and affiliates for these purchases are reflected within net parent company investment in the unaudited condensed consolidated and combined financial statements.

Share-Based Compensation Prior to Separation

Prior to the Separation, certain Donnelley Financial employees participated in RRD’s share-based compensation plans, the costs of which have been allocated to Donnelley Financial and recorded in selling, general and administrative expenses in the unaudited condensed consolidated and combined statements of operations. Share-based compensation costs allocated to the Company were $0.3 million for the three months ended March 31, 2016.

Retirement Plans Prior to Separation

Prior to the Separation, Donnelley Financial employees participated in pension and other postretirement plans sponsored by RRD.  These costs are reflected in the Company’s cost of sales and selling, general and administrative expenses in the unaudited condensed consolidated and combined statements of operations.  These costs were funded through intercompany transactions with RRD which are reflected within the net parent company investment.

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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 14. New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires an employer to report the service cost component of net periodic benefit cost in the same line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost will be presented in the income statement separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. ASU 2017-07 must be applied retrospectively and is effective in the first quarter of 2018. Early adoption is permitted; however the Company plans to adopt the standard in the first quarter of 2018. Refer to Note 5, Retirement Plans, for disclosure of pension income for the three months ended March 31, 2017 and 2016 which would be reclassified to other income upon adoption of the standard.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which simplifies the accounting for goodwill impairment. ASU 2017-04 requires entities to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (Step 1 under the current impairment test). The standard eliminates Step 2 from the current goodwill impairment test, which included determining the implied fair value of goodwill and comparing it with the carrying amount of that goodwill. ASU 2017-04 must be applied prospectively and is effective in the first quarter of 2020. Early adoption is permitted. The Company early adopted the standard in the first quarter of 2017.

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

The following standards were effective for and adopted by the Company in 2017. The adoption of these standards did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows:

•	Accounting Standards Update No. 2016-17 “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”
•	Accounting Standards Update No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”
•	Accounting Standards Update No. 2016-07 Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”
•	Accounting Standards Update No. 2016-06 “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments”
•	Accounting Standards Update No. 2016-05 “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”
•	Accounting Standards Update No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory”

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 15. Guarantor Financial Information

As described in Note 11, Debt, on September 30, 2016, the Company issued the Notes.  The Guarantors of the Notes, Donnelley Financial, LLC and DFS International Holding, Inc., entered into an agreement pursuant to which each agreed to guarantee the Company’s obligations under the Notes. All guarantees are full and unconditional and joint and several. The Guarantors are 100% directly owned subsidiaries of the Company.

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

The following tables set forth condensed consolidating statements of income for the three months ended March 31, 2017 and 2016, condensed consolidating statements of financial position as of March 31, 2017 and December 31, 2016, and condensed consolidating statements of cash flows for the three months ended March 31, 2017 and 2016. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions. For purposes of the tables below, the Company is referred to as “Parent” and the Guarantors are referred to as “Guarantor Subsidiaries.”

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$128.6	$27.0	$(1.6)	$154.0
Products net sales	—	104.3	10.3	(1.3)	113.3
Total net sales	—	232.9	37.3	(2.9)	267.3
Services cost of sales (exclusive of depreciation and amortization)	—	61.3	17.9	(1.5)	77.7
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)	—	9.4	0.5	—	9.9
Products cost of sales (exclusive of depreciation and amortization)	—	57.0	7.4	(1.4)	63.0
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)	—	18.7	0.1	—	18.8
Total cost of sales	—	146.4	25.9	(2.9)	169.4
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	47.6	9.1	—	56.7
Restructuring, impairment and other charges-net	—	3.1	0.7	—	3.8
Depreciation and amortization	—	8.8	1.4	—	10.2
Income from operations	—	27.0	0.2	—	27.2
Interest expense (income)-net	11.3	(0.2)	—	—	11.1
Earnings (loss) before income taxes and equity in net income of subsidiaries	(11.3)	27.2	0.2	—	16.1
Income tax (benefit) expense	(4.7)	11.4	0.1	—	6.8
Earnings (loss) before equity in net income of subsidiaries	(6.6)	15.8	0.1	—	9.3
Equity in net income of subsidiaries	15.9	0.1	—	(16.0)	—
Net earnings (loss)	$9.3	$15.9	$0.1	$(16.0)	$9.3
Comprehensive income (loss)	$9.8	$16.4	$0.2	$(16.6)	$9.8

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$117.2	$23.9	$(1.3)	$139.8
Products net sales	—	92.4	8.8	(0.9)	100.3
Total net sales	—	209.6	32.7	(2.2)	240.1
Services cost of sales (exclusive of depreciation and amortization)	—	58.2	14.9	(1.2)	71.9
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)	—	10.6	0.6	—	11.2
Products cost of sales (exclusive of depreciation and amortization)	—	49.8	6.2	(1.0)	55.0
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)	—	20.4	—	—	20.4
Total cost of sales	—	139.0	21.7	(2.2)	158.5
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	42.1	6.9	—	49.0
Restructuring, impairment and other charges-net	—	0.6	—	—	0.6
Depreciation and amortization	—	8.4	1.1	—	9.5
Income from operations	—	19.5	3.0	—	22.5
Interest expense-net	—	0.3	—	—	0.3
Earnings before income taxes and equity in net income of subsidiaries	—	19.2	3.0	—	22.2
Income tax expense	—	7.6	1.2	—	8.8
Earnings before equity in net income of subsidiaries	—	11.6	1.8	—	13.4
Equity in net income of subsidiaries	13.4	1.8	—	(15.2)	—
Net earnings (loss)	$13.4	$13.4	$1.8	$(15.2)	$13.4
Comprehensive income (loss)	$16.2	$16.2	$4.8	$(21.0)	$16.2

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of March 31, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$19.2	$10.3	$(17.2)	$12.3
Receivables, less allowances	—	193.1	40.2	—	233.3
Receivables from R.R. Donnelley	68.0	14.9	1.3	—	84.2
Intercompany receivables	—	34.1	—	(34.1)	—
Intercompany short-term note receivable	—	—	21.0	(21.0)	—
Inventories	—	25.5	2.0	—	27.5
Prepaid expenses and other current assets	4.5	14.4	5.1	(6.7)	17.3
Total current assets	72.5	301.2	79.9	(79.0)	374.6
Property, plant and equipment-net	—	32.8	3.2	—	36.0
Goodwill	—	429.2	17.3	—	446.5
Other intangible assets-net	—	41.1	9.8	—	50.9
Software-net	—	38.8	0.5	—	39.3
Deferred income taxes	—	35.4	3.7	—	39.1
Other noncurrent assets	4.2	30.9	3.1	—	38.2
Investments in consolidated subsidiaries	711.3	66.0	—	(777.3)	—
Total assets	$788.0	$975.4	$117.5	$(856.3)	$1,024.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$17.2	$91.2	$12.0	$(19.1)	$101.3
Intercompany payable	10.0	—	22.2	(32.2)	—
Intercompany short-term note payable	21.0	—	—	(21.0)	—
Accrued liabilities	7.8	85.0	13.7	(6.7)	99.8
Total current liabilities	56.0	176.2	47.9	(79.0)	201.1
Long-term debt	607.5	—	—	—	607.5
Deferred compensation liabilities	—	23.1	—	—	23.1
Pension and other postretirement benefits plan liabilities	—	53.9	1.1	—	55.0
Other noncurrent liabilities	—	10.9	2.5	—	13.4
Total liabilities	663.5	264.1	51.5	(79.0)	900.1
Total equity	124.5	711.3	66.0	(777.3)	124.5
Total liabilities and equity	$788.0	$975.4	$117.5	$(856.3)	$1,024.6

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of December 31, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$21.8	$16.8	$(2.4)	$36.2
Receivables, less allowances	—	119.9	36.3	—	156.2
Receivables from R.R. Donnelley	68.0	28.0	—	—	96.0
Intercompany receivables	—	63.0	—	(63.0)	—
Intercompany short-term note receivable	—	—	15.3	(15.3)	—
Inventories	—	22.7	1.4	—	24.1
Prepaid expenses and other current assets	4.3	8.1	4.7	—	17.1
Total current assets	72.3	263.5	74.5	(80.7)	329.6
Property, plant and equipment-net	—	32.4	3.1	—	35.5
Goodwill	—	429.2	17.2	—	446.4
Other intangible assets-net	—	44.0	10.3	—	54.3
Software-net	—	41.0	0.6	—	41.6
Deferred income taxes	—	34.2	2.8	—	37.0
Other noncurrent assets	4.4	27.7	2.4	—	34.5
Investments in consolidated subsidiaries	692.2	65.1	—	(757.3)	—
Total assets	$768.9	$937.1	$110.9	$(838.0)	$978.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$3.4	$72.8	$11.5	$(2.4)	$85.3
Intercompany payable	43.9	—	18.6	(62.5)	—
Intercompany short-term note payable	15.3	—	—	(15.3)	—
Accrued liabilities	8.2	81.4	11.6	(0.5)	100.7
Total current liabilities	70.8	154.2	41.7	(80.7)	186.0
Long-term debt	587.0	—	—	—	587.0
Deferred compensation liabilities	—	24.4	—	—	24.4
Pension and other postretirement benefits plan liabilities	—	55.3	1.1	—	56.4
Other noncurrent liabilities	—	11.0	3.0	—	14.0
Total liabilities	657.8	244.9	45.8	(80.7)	867.8
Total equity	111.1	692.2	65.1	(757.3)	111.1
Total liabilities and equity	$768.9	$937.1	$110.9	$(838.0)	$978.9

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(27.3)	$4.5	$(0.6)	$(14.8)	$(38.2)
INVESTING ACTIVITIES
Capital expenditures	—	(3.9)	(0.4)	—	(4.3)
Purchase of investment	—	(3.4)	—	—	(3.4)
Other investing activities	—	0.2	—	—	0.2
Net cash used in investing activities	—	(7.1)	(0.4)	—	(7.5)
FINANCING ACTIVITIES
Revolving facility borrowings	57.0	—	—	—	57.0
Payments on revolving facility borrowings	(37.0)	—	—	—	(37.0)
Debt issuance costs	(1.5)	—	—	—	(1.5)
Intercompany note payable (receivable)	5.7	—	(5.7)	—	—
Net transfers related to the Separation	3.1	—	—	—	3.1
Net cash provided by (used in) financing activities	27.3	—	(5.7)	—	21.6
Effect of exchange rate on cash and cash equivalents	—	—	0.2	—	0.2
Net decrease in cash and cash equivalents	—	(2.6)	(6.5)	(14.8)	(23.9)
Cash and cash equivalents at beginning of year	—	21.8	16.8	(2.4)	36.2
Cash and cash equivalents at end of period	$—	$19.2	$10.3	$(17.2)	$12.3

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash used in operating activities	$—	$(41.0)	$(2.7)	$—	$(43.7)
INVESTING ACTIVITIES
Capital expenditures	—	(8.2)	(0.3)	—	(8.5)
Other investing activities	—	2.0	0.4	—	2.4
Net cash (used in) provided by investing activities	—	(6.2)	0.1	—	(6.1)
FINANCING ACTIVITIES
Net change in short-term debt	—	—	6.9	—	6.9
Other financing activities	—	0.2	—	—	0.2
Net transfers from Parent and affiliates	—	47.1	(7.4)	—	39.7
Net cash provided by (used in) financing activities	—	47.3	(0.5)	—	46.8
Effect of exchange rate on cash and cash equivalents	—	—	2.9	—	2.9
Net increase (decrease) in cash and cash equivalents	—	0.1	(0.2)	—	(0.1)
Cash and cash equivalents at beginning of year	—	0.1	15.0	—	15.1
Cash and cash equivalents at end of period	$—	$0.2	$14.8	$—	$15.0

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

The Company reports certain unallocated selling, general and administrative activities and associated expenses within “Corporate”, including, in part, executive, legal, finance, marketing and certain facility costs. In addition, certain costs and earnings of employee benefit plans, such as pension income and share-based compensation, are included in Corporate and are not allocated to the reportable segments. Prior to the Separation (as defined below), many of these costs were based on allocations from R.R. Donnelley & Sons Company (“RRD”); however, beginning October 1, 2016, the Company incurs such costs directly.

For the Company’s financial results and the presentation of certain other financial information by segment, see Note 10, Segment Information, to the Unaudited Condensed Consolidated and Combined Financial Statements.

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

Spin-off Transaction

On October 1, 2016, Donnelley Financial became an independent publicly traded company through the distribution by RRD of approximately 26.2 million shares, or 80.75%, of Donnelley Financial common stock to RRD shareholders (the “Separation”). Holders of RRD common stock received one share of Donnelley Financial common stock for every eight shares of RRD common stock held on September 23, 2016. RRD retained approximately 6.2 million shares of Donnelley Financial common stock, or a 19.25% interest (as of the Separation date) in Donnelley Financial, as part of the Separation.

Donnelley Financial’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange on October 3, 2016. On October 1, 2016, RRD also completed the previously announced separation of LSC Communications, Inc. (“LSC”), its publishing and retail-centric print services and office products business. On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC common stock (RRD’s remaining ownership stake in LSC) in an underwritten public offering.

On March 24, 2017, pursuant to the Stockholder and Registration Rights Agreement, the Company filed a Registration Statement on Form S-1 to register the offering and sale of the Company’s common stock retained by RRD.

Executive Overview

First Quarter Overview

Net sales increased by $27.2 million, or 11.3%, for the first quarter of 2017 compared to the same period in the prior year. There was a $1.3 million, or 0.5%, decrease due to changes in foreign exchange rates. Net sales increased due to higher volumes in capital markets transactions, mutual funds print, virtual data room services and mutual fund content management services.

Pursuant to the Separation and Distribution Agreement, the Company received a cash payment of $68.0 million from RRD on April 3, 2017. The proceeds were used to reduce outstanding debt under the $350.0 million senior secured term loan B facility.

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

In addition to the factors listed above, the following items are excluded from Non-GAAP adjusted EBITDA:

•

Share-based compensation expense. Although share-based compensation is a key incentive offered to certain of the Company’s employees, business performance is evaluated excluding share-based compensation expenses. Depending upon the size, timing and the terms of grants, non-cash compensation expense may vary but will recur in future periods.  Prior periods have been revised to reflect this adjustment.

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

A reconciliation of GAAP net earnings to Non-GAAP adjusted EBITDA for the three months ended March 31, 2017 and 2016 for these adjustments is presented in the following table:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net earnings	$9.3	$13.4
Restructuring, impairment and other charges—net	3.8	0.6
Share-based compensation expense	1.1	0.3
Spin-off related transaction expenses	2.7	-
Depreciation and amortization	10.2	9.5
Interest expense—net	11.1	0.3
Income tax expense	6.8	8.8
Non-GAAP adjusted EBITDA	$45.0	$32.9

2017 Restructuring, impairment and other charges—net. The three months ended March 31, 2017 included $3.3 million for employee termination costs, $0.4 million of lease termination and other restructuring costs and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

2016 Restructuring, impairment and other charges—net. The three months ended March 31, 2016 included $0.5 million of lease termination and other restructuring costs and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

Share-based compensation expense. Included pre-tax charges of $1.1 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

Spin-off related transaction expenses. Included pre-tax charges of $2.7 million related to third-party consulting fees, legal fees and other costs related to the Separation for the three months ended March 31, 2017.

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

The impact of digital technologies has been felt in many print products, most acutely in the Company’s mutual fund, variable annuity and public company compliance business offerings.  Historically, the Company has been a high-touch, service oriented business. Technology changes have provided alternatives to the Company’s clients that allow them to manage more of the financial disclosure process themselves through collaborative document management solutions.  For years, the Company has invested in its own applications, ActiveDisclosure, FundSuiteArc and Venue to serve clients and increase retention and has invested to expand capabilities and address new market sectors. The future impact of technology on the business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions and investments in its existing business to offer clients innovative services and solutions, including acquisitions of EDGAR Online and MultiCorpora and investments in Soxhub, Mediant, Peloton and eBrevia that further solidify the Company’s position as a technology service leader in the industry.

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

Financial Review

In the financial review that follows, the Company discusses its unaudited condensed consolidated and combined results of operations, cash flows and certain other information. In periods prior to the Separation, the combined financial statements were prepared on a stand-alone basis and were derived from RRD’s consolidated financial statements and accounting records. There are limitations inherent in the preparation of all carve out financial statements due to the fact that the Company’s business was previously part of a larger organization. This discussion should be read in conjunction with the Company’s unaudited condensed consolidated and combined financial statements and the related notes.

Results of Operations for the Three Months Ended March 31, 2017 as Compared to the Three Months Ended March 31, 2016

The following table shows the results of operations for the three months ended March 31, 2017 and 2016:

	2017	2016	$ Change	% Change
	(in millions, except percentages)
Services net sales	$154.0	$139.8	$14.2	10.2%
Products net sales	113.3	100.3	13.0	13.0%
Net sales	267.3	240.1	27.2	11.3%
Services cost of sales (exclusive of depreciation and amortization)	77.7	71.9	5.8	8.1%
Services cost of sales with RRD affiliates (exclusive of depreciation and amortization)	9.9	11.2	(1.3)	(11.6%)
Products cost of sales (exclusive of depreciation and amortization)	63.0	55.0	8.0	14.5%
Products cost of sales with RRD affiliates (exclusive of depreciation and amortization)	18.8	20.4	(1.6)	(7.8%)
Cost of sales	169.4	158.5	10.9	6.9%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	56.7	49.0	7.7	15.7%
Restructuring, impairment and other charges-net	3.8	0.6	3.2	533.3%
Depreciation and amortization	10.2	9.5	0.7	7.4%
Income from operations	$27.2	$22.5	$4.7	20.9%

Combined

Net sales of services for the three months ended March 31, 2017 increased $14.2 million, or 10.2%, to $154.0 million, versus the three months ended March 31, 2016, including a $1.1 million, or 0.8%, decrease due to changes in foreign exchange rates. Net sales of services increased due to higher volumes in capital markets transactions, virtual data room services, mutual fund content management services and translations services, partially offset by lower capital markets compliance and healthcare volumes.

Net sales of products for the three months ended March 31, 2017 increased $13.0 million, or 13.0%, to $113.3 million versus the three months ended March 31, 2016, including a $0.2 million, or 0.2%, decrease due to changes in foreign exchange rates. Net sales of products increased due to higher mutual fund print and capital markets transactions volumes, partially offset by lower healthcare and capital markets compliance volumes and mutual fund price pressures.

Services cost of sales increased $4.5 million, or 5.4%, for the three months ended March 31, 2017, versus the three months ended March 31, 2016. Services cost of sales increased due to higher volumes in capital markets transactions and mutual fund content management services, an increase in the allocation of information technology expenses from selling, general and administrative expenses to cost of sales and an increase in incentive compensation expense, partially offset by cost control initiatives. As a percentage of net sales, services cost of sales decreased 2.5% due to favorable mix and cost control initiatives.

Products cost of sales increased $6.4 million, or 8.5%, for the three months ended March 31, 2017, versus the three months ended March 31, 2016. Products cost of sales increased due to higher volumes in mutual fund print and capital markets transactions, partially offset by cost control initiatives.  As a percentage of net sales, products cost of sales decreased 3.0% primarily due to favorable mix and cost control initiatives.

Selling, general and administrative expenses increased $7.7 million, or 15.7%, to $56.7 million, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to an increase in expenses incurred to operate as an independent public company, including selling expenses, employee compensation costs and spin-off related transaction expenses, partially offset by an increase in the allocation of information technology expenses from selling, general and administrative expenses to cost of sales. As a percentage of net sales, selling, general, and administrative expenses increased from 20.4% for the three months ended March 31, 2016 to 21.2% for the three months ended March 31, 2017 due to increased costs of operating as an independent public company.

For the three months ended March 31, 2017, the Company recorded net restructuring, impairment and other charges of $3.8 million, as compared to $0.6 million for the three months ended March 31, 2016. In 2017, these charges included $3.3 million of employee termination costs for 87 employees, $0.4 million of lease termination and other restructuring costs and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate. In 2016, the Company incurred lease termination and other restructuring charges of $0.5 million and other charges of $0.1 million.

Depreciation and amortization increased $0.7 million, or 7.4%, to $10.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  Depreciation and amortization included $3.6 million of amortization of other intangible assets related to customer relationships, trade names and non-compete agreements for both the three months ended March 31, 2017 and 2016.

Income from operations for the three months ended March 31, 2017 increased $4.7 million, or 20.9%, to $27.2 million versus the three months ended March 31, 2016, due to higher volumes in capital markets transactions, mutual funds print and content management services and virtual data room services and cost control initiatives, partially offset by an increase in expenses incurred to operate as an independent public company, including selling expenses, employee compensation costs and spin-off related transaction expenses.

	2017	2016	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$11.1	$0.3	$10.8	3600.0%

Net interest expense increased $10.8 million for the three months ended March 31, 2017 versus the same period in 2016, due to the issuance of debt in connection with the Separation.

	2017	2016	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$16.1	$22.2	$(6.1)	(27.5%)
Income tax expense	6.8	8.8	(2.0)	(22.7%)
Effective income tax rate	42.2%	39.6%

The effective income tax rate was 42.2% for the three months ended March 31, 2017 compared to 39.6% for the three months ended March 31, 2016. The March 31, 2017 effective income tax rate was impacted by an unfavorable change in the mix of income within foreign jurisdictions and an increase in certain U.S. non-deductible expenses.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate.

U.S.

	Three Months Ended March 31,
	2017	2016
	(in millions, except percentages)
Net sales	$230.4	$208.1
Income from operations	37.0	22.0
Operating margin	16.1%	10.6%
Restructuring, impairment and other charges-net	2.5	0.6

	Net Sales for the Three Months
	Ended March 31,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Capital Markets	$119.1	$106.8	$12.3	11.5%
Investment Markets	100.1	91.1	9.0	9.9%
Language Solutions and other	11.2	10.2	1.0	9.8%
Total U.S.	$230.4	$208.1	$22.3	10.7%

Net sales for the U.S. segment for the three months ended March 31, 2017 were $230.4 million, an increase of $22.3 million, or 10.7%, compared to the three months ended March 31, 2016.  Net sales increased due to higher volumes in capital markets transactions, mutual fund print and content management services and virtual data room services, partially offset by a decrease in capital markets compliance and healthcare volumes. An analysis of net sales by reporting unit follows:

•	Capital Markets: Sales increased due to higher transactions and virtual data room services volumes, partially offset by lower compliance volumes.
•	Investment Markets: Sales increased due to higher mutual fund print and content management services volumes, partially offset by lower healthcare volumes and price pressures.
•	Language Solutions and other: Sales increased due to higher volumes in translations services and commercial print.

U.S. segment income from operations increased $15.0 million, or 68.2%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, due to higher volumes in capital markets transactions, mutual fund print and content management services and virtual data room services, partially offset by an increase in selling expenses and incentive compensation expense.

Operating margins increased from 10.6% for the three months ended March 31, 2016 to 16.1% for the three months ended March 31, 2017 due to favorable mix and cost control initiatives, partially offset by an increase in selling expenses and incentive compensation expense.

International

	Three Months Ended March 31,
	2017	2016
	(in millions, except percentages)
Net sales	$36.9	$32.0
Income from operations	0.2	3.0
Operating margin	0.5%	9.4%
Restructuring, impairment and other charges-net	0.7	—

Net sales for the International segment for the three months ended March 31, 2017 were $36.9 million, an increase of $4.9 million, or 15.3%, compared to the three months ended March 31, 2016 including a $1.3 million, or 4.1%, decrease due to changes in foreign exchange rates. Net sales increased due to higher volumes in capital markets transactions, mutual funds, virtual data room services and translations services.

International segment income from operations decreased $2.8 million compared to the three months ended March 31, 2016, due to an increase in allocated expenses, including information technology expenses, partially offset by higher volumes in capital markets transactions, mutual funds, virtual data room services and translations services.

Operating margins decreased from 9.4% for the three months ended March 31, 2016 to 0.5% for the three months ended March 31, 2017 due to an increase in allocated expenses, including information technology expenses.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Operating expenses	$10.0	$2.5
Spin-off related transaction expenses	2.7	—
Share-based compensation expense	1.1	0.3
Restructuring, impairment and other charges-net	0.6	—

Corporate operating expenses for the three months ended March 31, 2017 increased $7.5 million versus the same period in 2016 due to higher employee compensation costs incurred to operate as an independent public company, spin-off related transaction expenses and an increase in bad debt and share-based compensation expense.

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

The following describes the Company’s cash flows for the three months ended March 31, 2017 and 2016.

Cash Flows Used For Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s services and products. Operating cash outflows are largely attributable to recurring expenditures for labor, rent, raw materials and other operating activities. For periods prior to the Separation, allocations of operating expenses from RRD are also reflected as operating cash inflows or outflows, including those for pension costs and current income taxes payable.

Net cash used in operating activities was $38.2 million for the three months ended March 31, 2017 compared to $43.7 million of for the three months ended March 31, 2016. The decrease in net cash used in operating activities reflected the timing of payments for suppliers and employee-related liabilities, partially offset by the timing of customer payments and higher payments related to interest.

Cash Flows Used For Investing Activities

Net cash used in investing activities was $7.5 million for the three months ended March 31, 2017 compared to $6.1 million for the three months ended March 31, 2016.  Capital expenditures were $4.3 million during the three months ended March 31, 2017, a decrease of $4.2 million as compared to the three months ended March 31, 2016. The Company expects that capital expenditures for 2017 will be approximately $30.0 million to $35.0 million, compared to $26.2 million in 2016. For the three months ended March 31, 2017, cash used in investing activities included $3.4 million for the purchase of an investment.

Cash Flows Provided By Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 was $21.6 million compared to $46.8 million for the three months ended March 31, 2016. The decrease in net cash provided by financing activities reflected a $39.7 million decrease in net transfers from RRD and its affiliates in connection with the Separation, offset by $20.0 million of net proceeds from borrowings under the Revolving Facility.

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

See discussion in Liquidity related to the Company's debt obligations.

Liquidity

Cash and cash equivalents of $12.3 million at March 31, 2017 included $2.0 million in the U.S. and $10.3 million at international locations. The Company has not recognized deferred tax liabilities related to taxes on foreign earnings as foreign earnings are considered to be permanently reinvested. Certain cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Pursuant to the Separation and Distribution Agreement, the Company received a cash payment of $68.0 million from RRD on April 3, 2017. The proceeds were used to reduce outstanding debt under the Term Loan Credit Facility.

The Company’s debt maturity schedule as of March 31, 2017 is shown in the table below:

	Debt Maturity Schedule
	Total	2017	2018	2019	2020	2021	Thereafter
Borrowings under the Term Loan Credit Facility (a)	$300.0	$—	$—	$6.9	$17.5	$17.5	$258.1
Notes (b)	300.0	—	—	—	—	—	300.0
Borrowings under the Revolving Facility	20.0	—	—	—	—	20.0	—
Total	$620.0	$—	$—	$6.9	$17.5	$37.5	$558.1

(a)	Excludes unamortized debt issuance costs of $4.6 million and a discount of $1.6 million which do not represent contractual commitments with a fixed amount or maturity date.
(b)	Excludes unamortized debt issuance costs of $6.3 million which do not represent contractual commitments with a fixed amount or maturity date.

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

As of March 31, 2017, there was $20.0 million of outstanding borrowings under the Revolving Facility. Based on the Company’s results of operations for the twelve months ended March 31, 2017 and existing debt, the Company would have had the ability to utilize $170.3 million of the $300.0 million Revolving Facility and not have been in violation of the terms of the agreement. The current availability under the Revolving Facility and net available liquidity as of March 31, 2017 is shown in the table below:

March 31, 2017
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	107.5
$192.5
Usage
Borrowings under the Revolving Facility	20.0
Impact on availability related to outstanding letters of credit	2.2
$22.2

Current availability at March 31, 2017	$170.3
Cash	12.3
Net Available Liquidity	$182.6

The Company was in compliance with its debt covenants as of March 31, 2017, and expects to remain in compliance based on management’s estimates of operating and financial results for 2017 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of March 31, 2017, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of March 31, 2017, the Revolving Facility is supported by seventeen U.S. and international financial institutions.

As of March 31, 2017, the Company had $2.6 million in outstanding letters of credit and bank guarantees, of which $2.2 million reduced the availability under the Revolving Facility.

The Company’s liquidity may be affected by its credit ratings. The Company’s S&P and Moody’s credit ratings as of March 31, 2017 are shown in the table below:

	S&P	Moody's
Ratings
Long-term corporate credit rating	BB-	B1
Senior unsecured debt	BB-	B3
Credit Agreement	BB-	B1
Outlook	Stable	Stable

Debt Issuances

On September 30, 2016, the Company entered into the Credit Agreement, which provided for the Term Loan Credit Facility and the Revolving Facility. The Term Loan Facility will mature on September 30, 2023 and the Revolving Credit Facility will mature on September 30, 2021.

On September 30, 2016, the Company issued $300 million of 8.250% Senior Notes (the “Notes”) due October 15, 2024.  Interest on the Notes is due semi-annually on April 15 and October 15, commencing on April 15, 2017.

The Notes were issued pursuant to an indenture where certain wholly-owned domestic subsidiaries of the Company guarantee the Notes (the “Guarantors”).  In connection with the offering of the Notes, the Company entered into a registration rights agreement, dated as of September 30, 2016 (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC with respect to an offer to exchange the Notes for registered notes. On March 10, 2017, the Company filed a Registration Statement on Form S-4 (as amended, the “Exchange Offer Registration Statement”) to offer to exchange the Notes for registered notes which have terms identical in all material respects to the Notes except that the registered notes are not subject to transfer restrictions or registration rights. The Exchange Offer Registration Statement was declared effective by the SEC on March 22, 2017. An exchange offer for the Notes was launched on March 22, 2017 and settled on April 25, 2017, resulting in the exchange of $299.9 million aggregate principal amount of outstanding Notes for registered notes.

Risk Management

The Company is exposed to interest rate risk on its variable debt. At March 31, 2017, the Company’s exposure to rate fluctuations on variable-interest borrowings was $300.0 million.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows. A hypothetical 10% change in yield would change the fair values of fixed-rate debt at March 31, 2017 by approximately $13.1 million, or 4.4%.

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

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 12, Commitments and Contingencies, to the Unaudited Condensed Consolidated and Combined Financial Statements.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s combined financial statements are described in Note 14, New Accounting Pronouncements, to the Unaudited Condensed Consolidated and Combined Financial Statements.

CAUTIONARY STATEMENT

The Company has made forward-looking statements in this Quarterly Report on Form 10-Q within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of the Company. Generally, forward-looking statements include information concerning possible or assumed future actions, events, or results of operations of the Company.

These statements may include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and variations of such words and similar expressions are intended to identify our forward-looking statements.

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 2 of Part I under “Risk Management.” There have been no significant changes to the Company’s market risk since December 31, 2016. For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 28, 2017.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2017. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

(b)	Changes in internal control over financial reporting.

Under the rules and regulations of the Securities and Exchange Commission, Donnelley Financial is not required to comply with the requirements of Section 404 of the Sarbanes Oxley Act of 2002 until its Annual Report on Form 10-K for the year ending December 31, 2017. In its Annual Report on Form 10-K for the year ending December 31, 2017, management and the Company’s independent registered public accounting firm will be required to provide an assessment as to the effectiveness of the Company’s internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2017 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 12, Commitments and Contingencies, to the Condensed Combined Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

2.1

Separation and Distribution Agreement, dated as of September 14, 2016, by and among R. R. Donnelley & Sons Company, LSC Communications, Inc. and Donnelley Financial Solutions, Inc. (the “Separation Agreement”) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.2

Transition Services Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.3

Transition Services Agreement, dated as of September 14, 2016, between LSC Communications, Inc. and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.4

Tax Disaffiliation Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.5

Patent Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.6

Trademark Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.7

Data Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.8

Software, Copyright and Trade Secret Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.1

Stockholder and Registration Rights Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.2

Indenture, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.3

Registration Rights Agreement, dated as of September 30, 2016, by and among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and MUFG Securities Americas Inc., as Representatives (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

10.1

Credit Agreement, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.2

2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.3

Donnelley Financial Solutions, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.4

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to R.R Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.5

Donnelley Financial Solutions, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.6

Donnelley Financial Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.7

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and Daniel N. Leib (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.8

Amendment to Employment Agreement between the Company and Daniel N. Leib dated October 26, 2016 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 26, 2016, filed on October 27, 2016)*

10.9

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and Thomas F. Juhase (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.10

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and David A. Gardella (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.11

Assignment of Severance Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and Jennifer B. Reiners (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.12

Written Description of the 2016 Annual Incentive Plan of the Company with respect to the period from October 1, 2016 to December 31, 2016 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.13	2017 Annual Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.14

Amended and Restated Annual Incentive Plan of R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 10.32 to the R.R. Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)*

10.15	Form of Founders Award (Restricted Stock) Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.16	Form of Performance Restricted Stock Award Agreement (filed herewith)*

10.17	Form of Performance Share Unit Award Agreement (filed herewith)*

10.18	Form of Restricted Stock Unit Award Agreement (filed herewith)*

10.19	Form of Stock Option Award Agreement (filed herewith)*

10.20

Form of Performance Share Unit Award Agreement (for 2014) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.23 to the R.R. Donnelley &  Sons Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 1, 2014)*

10.21

Form of Performance Share Unit Award Agreement (for 2015) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)*

10.22

Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (for 2014) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.17 to the R.R. Donnelley & Sons Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.23

Form of Restricted Stock Unit Award Agreement for certain executive officers (for 2015 and 2016) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.12 to the R.R. Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)*

10.24

Form of Cash Award Agreement (for 2014) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.25

Form of Cash Award Agreement (for 2015) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.26

Form of Cash Award Agreement (for 2016) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.27

Form of Amendment to Cash Retention Awards (for 2014) converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.1 to the R.R. Donnelley & Sons Company Current Report on Form 8-K dated March 2, 2016, filed on March 2, 2016)*

10.28

Agreement regarding title and retention bonus  for Thomas Juhase dated March 21, 2016 converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.29	Form of Director Restricted Stock Unit Award (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.30

Form of Restricted Stock Unit Award Agreement for directors converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.21 to the R.R. Donnelley & Sons Company Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.31

Form of Restricted Stock Unit Award Agreement for directors converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.25 to the R.R. Donnelley & Sons Company Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.32

Form of Restricted Stock Unit Award Agreement for directors converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.23 to the R.R. Donnelley & Sons Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.33

Form of Amendment to Director Restricted Stock Unit Awards converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.22 to the R.R. Donnelley & Sons Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.34

Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement  (incorporated by reference to Exhibit 10.23 to the R.R. Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.35	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2016, filed on November 9, 2016)

14.1

Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)

31.1	Certification by Daniel N. Leib, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by David A. Gardella, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

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

Date: May 4, 2017