Form 10-Q
period 2017-06-30
Donnelley Financial Solutions, Inc.
filed 2017-08-02
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes  ☐    No  ☒

As of July 28, 2017, 33.7 million shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated and Combined Statements of Operations

For the Three and Six Months Ended June 30, 2017 and 2016

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Services net sales	$177.1	$174.9	$331.1	$314.7
Products net sales	113.1	123.1	226.4	223.4
Total net sales	290.2	298.0	557.5	538.1
Services cost of sales (exclusive of depreciation and amortization)	80.8	78.5	158.5	150.4
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)	9.6	9.5	19.5	20.7
Products cost of sales (exclusive of depreciation and amortization)	68.8	62.9	131.8	117.9
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)	13.5	16.7	32.3	37.1
Total cost of sales	172.7	167.6	342.1	326.1
Selling, general and administrative expenses (exclusive of depreciation and amortization)	60.5	59.3	117.2	108.3
Restructuring, impairment and other charges-net	3.2	1.3	7.0	1.9
Depreciation and amortization	10.9	10.8	21.1	20.3
Income from operations	42.9	59.0	70.1	81.5
Interest expense-net	11.0	0.1	22.1	0.4
Earnings before income taxes	31.9	58.9	48.0	81.1
Income tax expense	13.1	22.6	19.9	31.4
Net earnings	$18.8	$36.3	$28.1	$49.7

Net earnings per share (Note 9):
Basic net earnings per share	0.57	1.12	0.86	1.53
Diluted net earnings per share	0.57	1.12	0.86	1.53
Weighted average number of common shares outstanding
Basic	32.7	32.4	32.6	32.4
Diluted	32.9	32.4	32.8	32.4

See Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated and Combined Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2017 and 2016

(in millions)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net earnings	$18.8	$36.3	$28.1	$49.7

Other comprehensive income (loss), net of tax:
Translation adjustments	2.3	1.0	2.4	4.0
Adjustment for net periodic pension and other postretirement benefits plan cost	0.3	—	0.7	(0.2)
Other comprehensive income, net of tax	2.6	1.0	3.1	3.8
Comprehensive income	$21.4	$37.3	$31.2	$53.5

See Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated Balance Sheets

As of June 30, 2017 and December 31, 2016

(in millions, except per share data)

(UNAUDITED)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$8.1	$36.2
Receivables, less allowances for doubtful accounts of $8.5 in 2017 (2016 - $6.4)	257.1	156.2
Receivables from R.R. Donnelley	14.8	96.0
Inventories	26.0	24.1
Prepaid expenses and other current assets	14.1	17.1
Total current assets	320.1	329.6
Property, plant and equipment-net	34.8	35.5
Goodwill	446.9	446.4
Other intangible assets-net	47.6	54.3
Software-net	39.7	41.6
Deferred income taxes	39.9	37.0
Other noncurrent assets	39.4	34.5
Total assets	$968.4	$978.9
LIABILITIES
Accounts payable	$82.5	$85.3
Accrued liabilities	103.9	100.7
Short-term debt	1.0	—
Total current liabilities	187.4	186.0
Long-term debt (Note 12)	524.9	587.0
Deferred compensation liabilities	24.0	24.4
Pension and other postretirement benefits plan liabilities	53.0	56.4
Other noncurrent liabilities	12.5	14.0
Total liabilities	801.8	867.8
Commitments and Contingencies (Note 13)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued: 33.7 shares in 2017 (2016 - 32.6 shares)	0.3	0.3
Additional paid-in-capital	204.2	179.9
Retained earnings (deficit)	27.3	(0.8)
Accumulated other comprehensive loss	(65.2)	(68.3)
Total equity	166.6	111.1
Total liabilities and equity	$968.4	$978.9

See Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated and Combined Statements of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

(in millions)

(UNAUDITED)

	Six Months Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES
Net earnings	$28.1	$49.7
Adjustments to reconcile net earnings to net cash used in operating activities:
Impairment charges	0.2	—
Depreciation and amortization	21.1	20.3
Provision for doubtful accounts receivable	3.6	1.4
Share-based compensation	3.5	1.0
Deferred income taxes	(3.2)	(0.7)
Net pension and other postretirement benefits plan income	(1.7)	(0.2)
Loss on investments and other assets - net	—	0.1
Other	1.2	—
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable - net	(89.6)	(96.9)
Inventories	(1.9)	(1.1)
Prepaid expenses and other current assets	(1.3)	(6.5)
Accounts payable	(2.3)	4.2
Income taxes payable and receivable	8.8	(0.4)
Accrued liabilities and other	(4.4)	(3.4)
Pension and other postretirement benefits plan contributions	(1.5)	(1.1)
Net cash used in operating activities	(39.4)	(33.6)
INVESTING ACTIVITIES
Capital expenditures	(12.0)	(12.3)
Purchase of investment	(3.4)	—
Other investing activities	0.2	(1.6)
Net cash used in investing activities	(15.2)	(13.9)
FINANCING ACTIVITIES
Revolving facility borrowings	174.0	—
Payments on revolving facility borrowings	(169.0)	—
Payments on current maturities and long-term debt	(68.0)	—
Debt issuance costs	(1.5)	—
Separation-related payment from R.R. Donnelley	68.0	—
Proceeds from the issuance of common stock	18.8	—
Net transfers related to the Separation	3.0	—
Net change in short-term debt	1.0	(8.8)
Net transfers from Parent and affiliates	—	69.5
Other financing activities	—	0.4
Net cash provided by financing activities	26.3	61.1
Effect of exchange rate on cash and cash equivalents	0.2	5.2
Net (decrease) increase in cash and cash equivalents	(28.1)	18.8
Cash and cash equivalents at beginning of year	36.2	15.1
Cash and cash equivalents at end of period	$8.1	$33.9

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

Donnelley Financial’s Registration Statement on Form 10, as amended, was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on September 20, 2016. On October 1, 2016, Donnelley Financial became an independent publicly traded company through the distribution by R.R. Donnelley & Sons Company (“RRD”) of approximately 26.2 million shares, or 80.75%, of Donnelley Financial common stock to RRD shareholders (the “Separation”). Holders of RRD common stock received one share of Donnelley Financial common stock for every eight shares of RRD common stock held on September 23, 2016. RRD retained approximately 6.2 million shares of Donnelley Financial common stock, or a 19.25% interest (as of the Separation date) in Donnelley Financial, as part of the Separation. Donnelley Financial’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange on October 3, 2016.  On October 1, 2016, RRD also completed the previously announced separation of LSC Communications, Inc. (“LSC”), its publishing and retail-centric print services and office products business. On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC common stock (RRD’s remaining ownership stake in LSC) in an underwritten public offering. As a result, for the quarter ended June 30, 2017, LSC is no longer an affiliate of the Company.

On March 24, 2017, pursuant to the Stockholder and Registration Rights Agreement, dated as of September 30, 2016, by and between the Company and RRD, the Company filed a Registration Statement on Form S-1 to register the offering and sale of shares of the Company’s common stock retained by RRD. The Registration Statement on Form S-1, as amended, was declared effective by the SEC on June 13, 2017. On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. RRD retained approximately 0.1 million shares of the Company’s common stock upon consummation of the offering. It is expected that RRD will dispose of the retained shares during the third quarter of 2017. In conjunction with the underwritten public offering, the underwriters exercised their option to purchase approximately 0.9 million of the Company’s shares (the “Option Shares”). The Company received approximately $18.8 million in net proceeds from the sale of the Option Shares, after deducting estimated underwriting discounts and commissions. The proceeds were used to reduce outstanding debt under the Revolving Facility (as defined below).

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

RRD maintained various benefit and share-based compensation plans at a corporate level.  Donnelley Financial employees participated in those programs and a portion of the cost of those plans is included in Donnelley Financial’s condensed consolidated and combined financial statements for periods prior to the Separation.  On October 1, 2016, Donnelley Financial recorded net pension plan liabilities of $68.3 million (consisting of a total benefit plan liability of $317.0 million, net of plan assets having fair market value of $248.7 million), as a result of the transfer of certain pension plan liabilities and assets from RRD to the Company upon the legal split of those plans. The pension plan asset allocation from RRD was finalized on June 30, 2017, which resulted in a $0.7 million decrease to the fair value of plan assets transferred to the Company from RRD. The Company also recorded a net other postretirement benefit liability of $1.5 million, as a result of the transfer of an other postretirement benefit plan from RRD to the Company. Refer to Note 6, Retirement Plans, for further details regarding the Company’s pension and other postretirement benefit plans. Refer to Note 7, Share Based Compensation, for further details regarding the Company’s share-based compensation plans.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Donnelley Financial generates a portion of net revenue from sales to RRD’s subsidiaries. Included in the unaudited condensed consolidated and combined financial statements are net revenues from sales to RRD and affiliates of $4.3 million and $1.1 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and $8.3 million and $2.5 million for the six months ended June 30, 2017 and 2016, respectively. Donnelley Financial utilizes RRD for freight and logistics, production of certain printed products and outsourced business services functions. Included in the unaudited condensed consolidated and combined financial statements are cost of sales to RRD and affiliates of $23.1 million and $26.2 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and $51.8 million and $57.8 million for the six months ended June 30, 2017 and 2016, respectively.  Intercompany receivables and payables with RRD are reflected within net parent company investment in the accompanying unaudited condensed consolidated and combined financial statements for periods prior to the Separation. See Note 14, Related Parties, for a further description of related party transactions.

Note 2. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Raw materials and manufacturing supplies	$7.3	$7.6
Work in process	11.5	10.8
Finished goods	7.2	5.7
Total	$26.0	$24.1

Note 3. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Land	$10.0	$10.0
Buildings	45.6	44.4
Machinery and equipment	106.6	109.2
	162.2	163.6
Less: Accumulated depreciation	(127.4)	(128.1)
Total	$34.8	$35.5

Depreciation expense was $1.8 million and $2.8 million for the three months ended June 30, 2017 and 2016, respectively, and $3.1 million and $4.7 million for the six months ended June 30, 2017 and 2016, respectively.

Note 4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2017 were as follows:

	U.S.	International	Total
Net book value as of December 31, 2016	$429.2	$17.2	$446.4
Foreign exchange and other adjustments	—	0.5	0.5
Net book value as of June 30, 2017	$429.2	$17.7	$446.9

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The components of other intangible assets at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$139.8	$(93.0)	$46.8	$138.8	$(85.3)	$53.5
Trade names	6.3	(5.5)	0.8	6.3	(5.5)	0.8
Trademarks, licenses and agreements	3.2	(3.2)	—	3.2	(3.2)	—
Total other intangible assets	$149.3	$(101.7)	$47.6	$148.3	$(94.0)	$54.3

  Amortization expense for other intangible assets was $3.5 million and $3.6 million for the three months ended June 30, 2017 and 2016, respectively, and $7.1 million and $7.2 million for the six months ended June 30, 2017 and 2016, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of June 30, 2017:

For the year ending December 31,	Amount
2017	$14.3
2018	13.8
2019	13.8
2020	12.4
2021	0.1
2022 and thereafter	0.3
Total	$54.7

Note 5. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges recognized in Results of Operations

For the three months ended June 30, 2017 and 2016, the Company recorded the following net restructuring, impairment and other charges:

Three Months Ended	Employee	Other Restructuring	Total Restructuring
June 30, 2017	Terminations	Charges	Charges	Impairment	Total
U.S.	$1.0	$1.5	$2.5	$0.2	$2.7
International	0.5	—	0.5	—	0.5
Corporate	—	—	—	—	—
Total	$1.5	$1.5	$3.0	$0.2	$3.2

Three Months Ended	Employee	Other Restructuring	Total Restructuring
June 30, 2016	Terminations	Charges	Charges	Total
U.S.	$0.8	$0.3	$1.1	$1.1
International	0.2	—	0.2	0.2
Corporate	—	—	—	—
Total	$1.0	$0.3	$1.3	$1.3

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

For the six months ended June 30, 2017 and 2016, the Company recorded the following net restructuring, impairment and other charges:

Six Months Ended	Employee	Other Restructuring	Total Restructuring		Other
June 30, 2017	Terminations	Charges	Charges	Impairment	Charges	Total
U.S.	$3.0	$1.9	$4.9	$0.2	$0.1	$5.2
International	1.2	—	1.2	—	—	1.2
Corporate	0.6	—	0.6	—	—	0.6
Total	$4.8	$1.9	$6.7	$0.2	$0.1	$7.0

Six Months Ended	Employee	Other Restructuring	Total Restructuring	Other
June 30, 2016	Terminations	Charges	Charges	Charges	Total
U.S.	$0.8	$0.8	$1.6	$0.1	$1.7
International	0.2	—	0.2	—	0.2
Corporate	—	—	—	—	—
Total	$1.0	$0.8	$1.8	$0.1	$1.9

Restructuring and Impairment Charges

For the three and six months ended June 30, 2017, the Company recorded net restructuring charges of $1.5 million and $4.8 million, respectively, for employee termination costs for 148 employees, substantially all of whom were terminated as of June 30, 2017. These charges primarily related to the reorganization of certain operations. Additionally, the Company incurred net lease termination and other restructuring charges of $1.5 million and $1.9 million, respectively, for the three and six months ended June 30, 2017.  For the three and six months ended June 30, 2017, the Company also recorded $0.2 million of net impairment charges primarily related to leasehold improvements associated with facility closures.

For both the three and six months ended June 30, 2016, the Company recorded net restructuring charges of $1.0 million for 52 employees. These charges primarily related to the reorganization of certain administrative functions. Additionally, the Company incurred lease termination and other restructuring charges of $0.3 million and $0.8 million, respectively, for the three and six months ended June 30, 2016.

Restructuring Reserve

The restructuring reserve as of December 31, 2016 and June 30, 2017, and changes during the six months ended June 30, 2017, were as follows:

			Foreign
	December 31,	Restructuring	Exchange and	Cash	June 30,
	2016	Charges	Other	Paid	2017
Employee terminations	$1.6	$4.8	$(0.1)	$(3.9)	$2.4
Lease terminations and other	3.8	1.9	0.3	(0.9)	5.1
Total	$5.4	$6.7	$0.2	$(4.8)	$7.5

The current portion of restructuring reserves of $5.6 million at June 30, 2017 was included in accrued liabilities, while the long-term portion of $1.9 million, primarily related to lease termination costs, was included in other noncurrent liabilities at June 30, 2017.

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

Note 6. Retirement Plans

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

Donnelley Financial’s unaudited condensed consolidated and combined statements of operations include expense allocations for these benefits. These allocations were funded through intercompany transactions with RRD which are reflected within net parent company investment in Donnelley Financial. Total RRD pension and postretirement benefit plan net income allocated to Donnelley Financial, related to pension cost and postretirement benefits, was $1.5 million and $2.9 million in the three and six months ended June 30, 2016, respectively. Included in these amounts is an allocation for other postretirement benefit plans for $0.7 million in the six months ended June 30, 2016.  These allocations are reflected in the Company’s cost of sales and selling, general and administrative expenses.

Donnelley Financial’s Pension and Postretirement Benefit Plans

On October 1, 2016, Donnelley Financial recorded net pension plan liabilities of $68.3 million (consisting of a total benefit plan liability of $317.0 million, net of plan assets having fair market value of $248.7 million), as a result of the transfer of certain pension plan liabilities and assets from RRD to the Company upon the legal split of those plans. The pension plan asset allocation from RRD was finalized on June 30, 2017, which resulted in a $0.7 million decrease to the fair value of plan assets transferred to the Company from RRD. The Company also recorded a net other postretirement benefit liability of $1.5 million, as a result of the transfer of an other postretirement benefit plan from RRD to the Company.

The components of the estimated net pension plan income for Donnelley Financial’s pension plans for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Pension expense (income)
Interest cost	$2.6	$—	$5.3	$—
Expected return on assets	(4.0)	—	(8.0)	—
Amortization, net	0.5	—	1.0	(0.2)
Net pension income	$(0.9)	$—	$(1.7)	$(0.2)

Note 7. Share Based Compensation

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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The stock options, RSUs, performance based restricted stock and PSUs granted during the six months ended June 30, 2017 are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company. In addition, upon a change in control of the Company, PSUs will be measured for attainment of the performance metrics as of the end of the Company’s fiscal quarter ending immediately prior to the fiscal quarter in which the change in control took place and the performance based restricted stock will be measured at 100% attainment of the target performance metrics.  Both awards will remain subject to time based vesting until the end of the vesting period; provided that the award will vest in full if, within three months prior to or two years after the date of the change in control of the Company, the grantee’s employment is terminated without cause by the Company or for good reason by the grantee.

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

Total compensation expense related to all share based compensation plans was $2.4 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively, and $3.5 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively.

During the first quarter of 2017, the Company adopted Accounting Standards Update 2016-09 “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09)”, which identifies areas of simplification for several aspects of accounting for share-based payment transactions. The adoption of ASU 2016-09 represents a change in accounting principle. The Company has adopted all applicable aspects of this guidance on a prospective basis.

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

Stock Options

The Company granted 177,600 options, with a weighted-average grant date fair market value of $7.77, during the six months ended June 30, 2017. There were no options granted during the six months ended June 30, 2016. The fair market value of each stock option award was estimated using the Black-Scholes-Merton option pricing model and the Company used the following methods to determine its underlying assumptions:

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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The weighted-average assumptions used to determine the weighted-average fair market value of the stock options granted during the six months ended June 30, 2017 were as follows:

2017
Expected volatility	30.71%
Risk-free interest rate	2.17%
Expected life (years)	6.25
Expected dividend yield	0.00%

Stock option awards outstanding as of December 31, 2016 and June 30, 2017, and changes during the six months ended June 30, 2017, were as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares Under	Average	Contractual	Intrinsic
	Option	Exercise	Term	Value
	(thousands)	Price	(years)	(millions)
Outstanding at December 31, 2016	299	$21.48	3.5	$1.4
Granted	178	22.37	9.7
Exercised	(1)	22.30
Outstanding at June 30, 2017	476	21.81	5.5	1.5
Vested and expected to vest at June 30, 2017	465	21.80	5.4	1.5
Exercisable at June 30, 2017	206	$16.33	3.0	1.4

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2017 and December 31, 2016, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on June 30, 2017 and December 31, 2016. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the three and six months ended June 30, 2017 and 2016 was de minimis. Excess tax benefits on stock option exercises, shown as operating cash inflows in the unaudited condensed consolidated and combined cash flows were de minimis for the three and six months ended June 30, 2017. There were no excess tax benefits on stock option exercises for the three and six months ended June 30, 2016.

Compensation expense related to stock options was $0.1 million for both the three and six months ended June 30, 2017 and was de minimis for both the three and six months ended June 30, 2016. As of June 30, 2017, $1.3 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 3.7 years.

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2016 and June 30, 2017, and changes during the six months ended June 30, 2017, were as follows:

		Weighted
	Shares	Average Grant
	(Thousands)	Date Fair Value
Nonvested at December 31, 2016	436	$25.28
Granted	276	22.41
Vested	(92)
Forfeited	(5)	22.35
Nonvested at June 30, 2017	615	$23.48

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Compensation expense related to RSUs was $1.7 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively, and $2.3 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was $7.3 million of unrecognized share-based compensation expense related to 0.6 million restricted stock unit awards, with a weighted-average grant date fair value of $23.48, that are expected to vest over a weighted-average period of 2.3 years. The fair value of these awards was determined based on the Company’s stock price on the grant date, as the Company currently does not anticipate paying any cash dividends in the foreseeable future.

Restricted Stock

Nonvested restricted stock unit awards as of December 31, 2016 and June 30, 2017, and changes during the six months ended June 30, 2017, were as follows:

		Weighted
	Shares	Average Grant
	(Thousands)	Date Fair Value
Nonvested at December 31, 2016	156	$24.75
Granted	129	22.35
Nonvested at June 30, 2017	285	$23.66

During the six months ended June 30, 2017, the Company granted 129,400 shares of restricted stock to certain executives, payable upon the achievement of certain performance metrics. The fair value of these awards was determined based on the Company’s stock price on the grant date. The performance period for the restricted stock awarded is January 1, 2017 through December 31, 2019.  The total potential payout for awards granted during the six months ended June 30, 2017 range from zero to 129,400 shares, should certain performance targets be achieved.  The maximum potential payout of 156,169 shares was achieved as of June 30, 2017 for the restricted stock awards granted during the year ended December 31, 2016.

Compensation expense for the restricted stock awards is currently being recognized based on 100% attainment of the targeted performance metrics for the restricted stock awards granted in 2017 and is being recognized based on 100% actual achievement of the performance metrics for the restricted stock awards granted in 2016. Compensation expense for restricted stock awards was $0.5 million and $1.0 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2017, there was $4.5 million of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted average period of 2.4 years.

Performance Share Units

During the six months ended June 30, 2017, 37,100 performance share units were granted to certain executive officers and senior management, payable upon the achievement of certain established performance targets. The performance period for the shares awarded is January 1, 2017 through December 31, 2019. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. The total potential payout for awards granted during the six months ended June 30, 2017 range from zero to 55,650 shares, should certain performance targets be achieved. The fair value of these awards was determined based on the Company’s stock price on the grant date.

Compensation expense for the PSUs granted in 2017 is currently being recognized based on 100% attainment of the targeted performance metrics or 37,100 shares. Compensation expense related to PSUs was $0.1 million for both the three and six months ended June 30, 2017, and $0.2 million for both the three and six months ended June 30, 2016. As of June 30, 2017, there was $0.7 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted average period of 2.5 years.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 8. Equity

The Company’s equity as of December 31, 2016 and June 30, 2017, and changes during the six months ended June 30, 2017, were as follows:

Total
Equity
Balance at December 31, 2016	$111.1
Net earnings	28.1
Other comprehensive income	3.1
Separation-related adjustments	3.0
Share-based compensation	3.5
Issuance of common stock	18.8
Issuance of share-based awards, net of withholdings and other	(1.0)
Balance at June 30, 2017	$166.6

Separation-related adjustments primarily relate to the settlement of balances due to or from RRD for activity prior to the Separation.

On June 21, 2017, the Company issued stock in conjunction with the underwritten public offering of the sale of the Company’s shares retained by RRD. The underwriters exercised their option to purchase approximately 0.9 million Option Shares. The Company received approximately $18.8 million in net proceeds from the sale of the Option Shares, after deducting estimated underwriting discounts and commissions. Refer to Note 1, Overview and Basis of Presentation, for further details.

The Company’s equity as of December 31, 2015 and June 30, 2016, and changes during the six months ended June 30, 2016, were as follows:

		Accumulated
	Net Parent	Other
	Company	Comprehensive	Total
	Investment	Loss	Equity
Balance at December 31, 2015	$639.5	$(16.0)	$623.5
Net earnings	49.7	—	49.7
Transfers from parent company, net	71.1	—	71.1
Other comprehensive income	—	3.8	3.8
Balance at June 30, 2016	$760.3	$(12.2)	$748.1

Note 9. Earnings per Share

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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. RRD retained approximately 0.1 million shares of the Company’s common stock upon consummation of the offering. It is expected that RRD will dispose of the retained shares during the third quarter of 2017. Refer to Note 1, Overview and Basis of Presentation, for further details.

As discussed in Note 7, Share-based Compensation, the Company adopted ASU 2016-09 during the first quarter of 2017. As a result of the change in the recognition of excess tax benefits and tax deficiencies, excess tax benefits and tax deficiencies are now excluded from the calculation of assumed proceeds when using the treasury stock method in calculating diluted earnings per share.

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net earnings per share:
Basic	$0.57	$1.12	$0.86	$1.53
Diluted	$0.57	$1.12	$0.86	$1.53
Numerator:
Net earnings	$18.8	$36.3	$28.1	$49.7
Denominator:
Weighted average number of common shares outstanding	32.7	32.4	32.6	32.4
Dilutive awards	0.2	—	0.2	—
Diluted weighted average number of common shares outstanding	32.9	32.4	32.8	32.4
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	—	—	0.1	—
Stock options	0.4	—	0.3	—
Total	0.4	—	0.4	—

Note 10. Comprehensive Income

The components of other comprehensive income and income tax expense allocated to each component for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$2.3	$—	$2.3	$2.4	$—	$2.4
Adjustment for net periodic pension plan and other postretirement benefits plan cost	0.5	0.2	0.3	1.0	0.3	0.7
Other comprehensive income	$2.8	$0.2	$2.6	$3.4	$0.3	$3.1

	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$1.0	$—	$1.0	$4.0	$—	$4.0
Adjustment for net periodic pension plan and other postretirement benefits plan cost	—	—	—	(0.2)	—	(0.2)
Other comprehensive income	$1.0	$—	$1.0	$3.8	$—	$3.8

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Accumulated other comprehensive loss by component as of December 31, 2016 and June 30, 2017 were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2016	$(52.2)	$(16.1)	$(68.3)
Other comprehensive income before reclassifications	—	2.4	2.4
Amounts reclassified from accumulated other comprehensive loss	0.7	—	0.7
Net change in accumulated other comprehensive loss	0.7	2.4	3.1
Balance at June 30, 2017	$(51.5)	$(13.7)	$(65.2)

Accumulated other comprehensive loss by component as of December 31, 2015 and June 30, 2016 as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2015	$—	$(16.0)	$(16.0)
Other comprehensive income before reclassifications	—	4.0	4.0
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	(0.2)
Net change in accumulated other comprehensive loss	(0.2)	4.0	3.8
Balance at June 30, 2016	$(0.2)	$(12.0)	$(12.2)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended		Classification in the Condensed
	June 30,		June 30,		Consolidated and Combined
	2017	2016	2017	2016	Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial income (loss)	$0.5	$—	$1.0	$(0.2)	(a)
Settlements	—	—	—	—	(a)
Reclassifications before tax	0.5	—	1.0	(0.2)
Income tax expense	0.2	—	0.3	—
Reclassifications, net of tax	$0.3	$—	$0.7	$(0.2)

(a)

These accumulated other comprehensive loss components are included in the calculation of net periodic pension and other postretirement benefits plan (income) expense, a component of which was allocated to Donnelley Financial in periods prior to the Separation, and recognized in cost of sales and selling, general and administrative expenses in the unaudited condensed consolidated and combined statements of operations (see Note 6, Retirement Plans).

Note 11. Segment Information

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

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended June 30, 2017
U.S.	$244.0	$(2.3)	$241.7	$48.1	$9.5	$6.5
International	50.4	(1.9)	48.5	5.9	1.4	0.3
Total operating segments	294.4	(4.2)	290.2	54.0	10.9	6.8
Corporate	—	—	—	(11.1)	—	0.9
Total operations	$294.4	$(4.2)	$290.2	$42.9	$10.9	$7.7

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended June 30, 2016
U.S.	$263.2	$(1.2)	$262.0	$59.3	$9.4	$2.9
International	38.0	(2.0)	36.0	3.1	1.0	0.9
Total operating segments	301.2	(3.2)	298.0	62.4	10.4	3.8
Corporate	—	—	—	(3.4)	0.4	—
Total operations	$301.2	$(3.2)	$298.0	$59.0	$10.8	$3.8

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Six Months Ended June 30, 2017
U.S.	$476.9	$(4.8)	$472.1	$85.1	$750.1	$18.3	$10.4
International	87.7	(2.3)	85.4	6.1	104.1	2.8	0.7
Total operating segments	564.6	(7.1)	557.5	91.2	854.2	21.1	11.1
Corporate	—	—	—	(21.1)	114.2	—	0.9
Total operations	$564.6	$(7.1)	$557.5	$70.1	$968.4	$21.1	$12.0

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Six Months Ended June 30, 2016
U.S.	$472.8	$(2.7)	$470.1	$81.3	$742.7	$17.7	$8.9
International	70.7	(2.7)	68.0	6.1	115.0	2.1	1.2
Total operating segments	543.5	(5.4)	538.1	87.4	857.7	19.8	10.1
Corporate	—	—	—	(5.9)	77.9	0.5	2.2
Total operations	$543.5	$(5.4)	$538.1	$81.5	$935.6	$20.3	$12.3

Note 12. Debt

On September 30, 2016, in connection with the Separation, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for (i) a new senior secured term loan B facility in an aggregate principal amount of $350.0 million (the “Term Loan Credit Facility”) and (ii) a new first lien senior secured revolving credit facility in an aggregate principal amount of $300.0 million (the “Revolving Facility,” and, together with the Term Loan Credit Facility, the “Credit Facilities”). The Credit Agreement contains a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $15.0 million in the aggregate. As of June 30, 2017, there were $6.0 million of outstanding borrowings under the Revolving Facility.

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

On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. RRD retained approximately 0.1 million shares of the Company’s common stock upon consummation of the offering. It is expected that RRD will dispose of the retained shares during the third quarter of 2017. In conjunction with the underwritten public offering, the underwriters exercised their option to purchase approximately 0.9 million Option Shares. The Company received approximately $18.8 million in net proceeds from the sale of the Option Shares, after deducting estimated underwriting discounts and commissions. The proceeds were used to reduce outstanding debt under the Revolving Facility.

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

The Company’s debt as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
	2017	2016
Term Loan Credit Facility	$230.4	$298.3
8.25% senior notes due October 15, 2024	300.0	300.0
Borrowings under the Revolving Facility	6.0	—
Unamortized debt issuance costs	(10.5)	(11.3)
Total debt	525.9	587.0
Less: current portion	(1.0)	—
Long-term debt	$524.9	$587.0

The fair value of the senior notes, which was determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $18.7 million and $7.1 million at June 30, 2017 and December 31, 2016, respectively.

The weighted average interest rate on borrowings under the Revolving Facility was 4.2% at June 30, 2017.

Note 13. Commitments and Contingencies

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

Note 14.  Related Parties

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

On March 24, 2017, pursuant to the Stockholder and Registration Rights Agreement, the Company filed a Registration Statement on Form S-1 to register the offering and sale of the Company’s common stock retained by RRD. The Registration Statement on Form S-1, as amended, was declared effective by the SEC on June 13, 2017. On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. RRD retained approximately 0.1 million shares of the Company’s common stock upon consummation of the offering. It is expected that RRD will dispose of the retained shares during the third quarter of 2017.

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

Related Party Receivables/Payables

Pursuant to the Separation and Distribution Agreement, the Company received a cash payment of $68.0 million from RRD on April 3, 2017. The proceeds were used to reduce outstanding debt under the Term Loan Credit Facility. The Company has other amounts due to or from RRD in the normal course of business. The Company had $14.8 million and $96.0 million of receivables from RRD included in the unaudited condensed consolidated balance sheets at June 30, 2017 and December 31, 2016, respectively. The Company had $17.1 million and $27.1 million of payables to RRD included in the unaudited condensed consolidated balance sheets at June 30, 2017 and December 31, 2016, respectively.

On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC common stock (RRD’s remaining ownership stake in LSC) in an underwritten public offering. As a result, for the quarter ended June 30, 2017, LSC is no longer an affiliate of the Company.

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

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Costs of goods sold allocation	$9.4	$19.7
Selling, general and administrative allocation	51.8	91.1
Depreciation and amortization	5.1	9.9
Total allocations from RRD	$66.3	$120.7

The Company considers the expense methodology and results to be reasonable for all periods presented.  However, these allocations may not be indicative of the actual expenses that the Company would have incurred as an independent public company or the costs it may incur in the future.

Related Party Revenues

Donnelley Financial generates a portion of net revenue from sales to RRD’s subsidiaries. Net revenues from sales to RRD and affiliates of $4.3 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively, and $8.3 million and $2.5 million for the six months ended June 30, 2017 and 2016, respectively, were included in the unaudited condensed consolidated and combined statement of operations.

Related Party Purchases

Donnelley Financial utilizes RRD for freight and logistics and services as well as certain production of printed products.  Cost of sales of $13.5 million and $16.7 million for the three months ended June 30, 2017 and 2016, respectively, and $32.3 million and $37.1 million for the six months ended June 30, 2017 and 2016, respectively, were included in the unaudited condensed consolidated and combined statements of operations for these purchases.

Donnelley Financial also utilizes RRD’s business process outsourcing business for certain composition, XBRL and other functions.  Cost of sales of $9.6 million and $9.5 million for the three months ended June 30, 2017 and 2016, respectively, and $19.5 million and $20.7 million for the six months ended June 30, 2017 and 2016, respectively, were included in the unaudited condensed consolidated and combined statements of operations for these purchases.

For periods prior to the Separation, intercompany payables with RRD and affiliates for these purchases are reflected within net parent company investment in the unaudited condensed consolidated and combined financial statements.

Share-Based Compensation Prior to Separation

Prior to the Separation, certain Donnelley Financial employees participated in RRD’s share-based compensation plans, the costs of which have been allocated to Donnelley Financial and recorded in selling, general and administrative expenses in the unaudited condensed consolidated and combined statements of operations. Share-based compensation costs allocated to the Company were $0.7 million and $1.0 million for the three and six months ended June 30, 2016, respectively.

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

On October 1, 2016, Donnelley Financial recorded net pension plan liabilities of $68.3 million (consisting of a total benefit plan liability of $317.0 million, net of plan assets having fair market value of $248.7 million), as a result of the transfer of certain pension plan liabilities and assets from RRD to the Company upon the legal split of those plans. The pension plan asset allocation from RRD was finalized on June 30, 2017, which resulted in a $0.7 million decrease to the fair value of plan assets transferred to the Company from RRD. Refer to Note 6, Retirement Plans, for further details regarding the Company’s pension and other postretirement benefit plans.

Centralized Cash Management Prior to Separation

RRD used a centralized approach to cash management and financing of operations.  Prior to the Separation, the majority of the Company’s foreign subsidiaries were party to RRD’s international cash pooling arrangements to maximize the availability of cash for general operating and investing purposes.  As part of RRD’s centralized cash management process, cash balances were swept regularly from the Company’s accounts.  Cash transfers to and from RRD’s cash concentration accounts and the resulting balances at the end of each reporting period prior to the Separation are reflected in net parent company investment in the consolidated balance sheets.

Debt

RRD’s third party debt and related interest expense have not been allocated to the Company for any of the periods presented as the Company was not the legal obligor of the debt and the borrowings were not directly related to the Company’s business.

Note 15. New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires an employer to report the service cost component of net periodic benefit cost in the same line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost will be presented in the income statement separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. ASU 2017-07 must be applied retrospectively and is effective in the first quarter of 2018. Early adoption is permitted; however the Company plans to adopt the standard in the first quarter of 2018. Refer to Note 6, Retirement Plans, for disclosure of pension income for the six months ended June 30, 2017 and 2016 which would be reclassified to other income upon adoption of the standard.

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

Note 16. Guarantor Financial Information

As described in Note 12, Debt, on September 30, 2016, the Company issued the Notes.  The Guarantors of the Notes, Donnelley Financial, LLC and DFS International Holding, Inc., entered into an agreement pursuant to which each agreed to guarantee the Company’s obligations under the Notes. All guarantees are full and unconditional and joint and several. The Guarantors are 100% directly owned subsidiaries of the Company.

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

The following tables set forth condensed consolidating statements of income for the three and six months ended June 30, 2017 and 2016, condensed consolidating statements of financial position as of June 30, 2017 and December 31, 2016, and condensed consolidating statements of cash flows for the six months ended June 30, 2017 and 2016. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions. For purposes of the tables below, the Company is referred to as “Parent” and the Guarantors are referred to as “Guarantor Subsidiaries.”

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Services net sales	$—	$145.8	$34.1	$(2.8)	$177.1
Products net sales	—	98.2	16.3	(1.4)	113.1
Total net sales	—	244.0	50.4	(4.2)	290.2
Services cost of sales (exclusive of depreciation and amortization)	—	62.0	21.3	(2.5)	80.8
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)	—	9.0	0.5	0.1	9.6
Products cost of sales (exclusive of depreciation and amortization)	—	61.6	9.0	(1.8)	68.8
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)	—	11.4	2.1	—	13.5
Total cost of sales	—	144.0	32.9	(4.2)	172.7
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	50.8	9.7	—	60.5
Restructuring, impairment and other charges-net	—	2.7	0.5	—	3.2
Depreciation and amortization	—	9.5	1.4	—	10.9
Income from operations	—	37.0	5.9	—	42.9
Interest expense (income)-net	11.2	(0.2)	—	—	11.0
Earnings (loss) before income taxes and equity in net income of subsidiaries	(11.2)	37.2	5.9	—	31.9
Income tax (benefit) expense	(4.6)	15.2	2.5	—	13.1
Earnings (loss) before equity in net income of subsidiaries	(6.6)	22.0	3.4	—	18.8
Equity in net income of subsidiaries	25.4	3.4	—	(28.8)	—
Net earnings (loss)	$18.8	$25.4	$3.4	$(28.8)	$18.8
Comprehensive income (loss)	$21.4	$28.0	$5.7	$(33.7)	21.4

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Services net sales	$—	$274.4	$61.1	$(4.4)	$331.1
Products net sales	—	202.5	26.6	(2.7)	226.4
Total net sales	—	476.9	87.7	(7.1)	557.5
Services cost of sales (exclusive of depreciation and amortization)	—	123.3	39.2	(4.0)	158.5
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)	—	18.4	1.0	0.1	19.5
Products cost of sales (exclusive of depreciation and amortization)	—	118.6	16.4	(3.2)	131.8
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)	—	30.1	2.2	—	32.3
Total cost of sales	—	290.4	58.8	(7.1)	342.1
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	98.4	18.8	—	117.2
Restructuring, impairment and other charges-net	—	5.8	1.2	—	7.0
Depreciation and amortization	—	18.3	2.8	—	21.1
Income from operations	—	64.0	6.1	—	70.1
Interest expense (income)-net	22.5	(0.4)	—	—	22.1
Earnings (loss) before income taxes and equity in net income of subsidiaries	(22.5)	64.4	6.1	—	48.0
Income tax (benefit) expense	(9.3)	26.6	2.6	—	19.9
Earnings (loss) before equity in net income of subsidiaries	(13.2)	37.8	3.5	—	28.1
Equity in net income of subsidiaries	41.3	3.5	—	(44.8)	—
Net earnings (loss)	$28.1	$41.3	$3.5	$(44.8)	$28.1
Comprehensive income (loss)	$31.2	$44.4	$5.9	$(50.3)	$31.2

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2016

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Services net sales	$—	$149.2	$27.9	$(2.2)	$174.9
Products net sales	—	114.0	10.1	(1.0)	123.1
Total net sales	—	263.2	38.0	(3.2)	298.0
Services cost of sales (exclusive of depreciation and amortization)	—	62.5	18.1	(2.1)	78.5
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)	—	9.0	0.5	—	9.5
Products cost of sales (exclusive of depreciation and amortization)	—	57.1	6.9	(1.1)	62.9
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)	—	16.7	—	—	16.7
Total cost of sales	—	145.3	25.5	(3.2)	167.6
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	51.1	8.2	—	59.3
Restructuring, impairment and other charges-net	—	1.1	0.2	—	1.3
Depreciation and amortization	—	9.8	1.0	—	10.8
Income from operations	—	55.9	3.1	—	59.0
Interest expense-net	—	0.1	—	—	0.1
Earnings before income taxes and equity in net income of subsidiaries	—	55.8	3.1	—	58.9
Income tax expense	—	21.5	1.1	—	22.6
Earnings before equity in net income of subsidiaries	—	34.3	2.0	—	36.3
Equity in net income of subsidiaries	36.3	2.0	—	(38.3)	—
Net earnings (loss)	$36.3	$36.3	$2.0	$(38.3)	$36.3
Comprehensive income (loss)	$37.3	$37.3	$3.8	$(41.1)	$37.3

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2016

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Services net sales	$—	$266.4	$51.8	$(3.5)	$314.7
Products net sales	—	206.4	18.9	(1.9)	223.4
Total net sales	—	472.8	70.7	(5.4)	538.1
Services cost of sales (exclusive of depreciation and amortization)	—	120.7	33.0	(3.3)	150.4
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)	—	19.6	1.1	—	20.7
Products cost of sales (exclusive of depreciation and amortization)	—	106.9	13.1	(2.1)	117.9
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)	—	37.1	—	—	37.1
Total cost of sales	—	284.3	47.2	(5.4)	326.1
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	93.2	15.1	—	108.3
Restructuring, impairment and other charges-net	—	1.7	0.2	—	1.9
Depreciation and amortization	—	18.2	2.1	—	20.3
Income from operations	—	75.4	6.1	—	81.5
Interest expense-net	—	0.4	—	—	0.4
Earnings before income taxes and equity in net income of subsidiaries	—	75.0	6.1	—	81.1
Income tax expense	—	29.1	2.3	—	31.4
Earnings before equity in net income of subsidiaries	—	45.9	3.8	—	49.7
Equity in net income of subsidiaries	49.7	3.8	—	(53.5)	—
Net earnings (loss)	$49.7	$49.7	$3.8	$(53.5)	$49.7
Comprehensive income (loss)	$53.5	$53.5	$7.8	$(61.3)	$53.5

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of June 30, 2017

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$19.7	$5.9	$(17.5)	$8.1
Receivables, less allowances	—	204.7	52.4	—	257.1
Receivables from R.R. Donnelley	—	12.0	2.8	—	14.8
Intercompany receivables	—	48.7	—	(48.7)	—
Intercompany short-term note receivable	—	—	24.5	(24.5)	—
Inventories	—	23.5	2.5	—	26.0
Prepaid expenses and other current assets	7.4	12.9	3.0	(9.2)	14.1
Total current assets	7.4	321.5	91.1	(99.9)	320.1
Property, plant and equipment-net	—	31.4	3.4	—	34.8
Goodwill	—	429.2	17.7	—	446.9
Other intangible assets-net	—	38.2	9.4	—	47.6
Software-net	—	39.3	0.4	—	39.7
Deferred income taxes	`	36.0	3.9	—	39.9
Other noncurrent assets	3.9	30.8	4.7	—	39.4
Investments in consolidated subsidiaries	756.9	79.2	—	(836.1)	—
Total assets	$768.2	$1,005.6	$130.6	$(936.0)	$968.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$17.5	$65.5	$16.9	$(17.4)	$82.5
Intercompany payable	33.7	—	15.0	(48.7)	—
Intercompany short-term note payable	24.5	—	—	(24.5)	—
Accrued liabilities	—	97.5	15.7	(9.3)	103.9
Short-term debt	1.0	—	—	—	1.0
Total current liabilities	76.7	163.0	47.6	(99.9)	187.4
Long-term debt	524.9	—	—	—	524.9
Deferred compensation liabilities	—	24.0	—	—	24.0
Pension and other postretirement benefits plan liabilities	—	51.8	1.2	—	53.0
Other noncurrent liabilities	—	9.9	2.6	—	12.5
Total liabilities	601.6	248.7	51.4	(99.9)	801.8
Total equity	166.6	756.9	79.2	(836.1)	166.6
Total liabilities and equity	$768.2	$1,005.6	$130.6	$(936.0)	$968.4

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of December 31, 2016

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$21.8	$16.8	$(2.4)	$36.2
Receivables, less allowances	—	119.9	36.3	—	156.2
Receivables from R.R. Donnelley	68.0	28.0	—	—	96.0
Intercompany receivables	—	63.0	—	(63.0)	—
Intercompany short-term note receivable	—	—	15.3	(15.3)	—
Inventories	—	22.7	1.4	—	24.1
Prepaid expenses and other current assets	4.3	8.1	4.7	—	17.1
Total current assets	72.3	263.5	74.5	(80.7)	329.6
Property, plant and equipment-net	—	32.4	3.1	—	35.5
Goodwill	—	429.2	17.2	—	446.4
Other intangible assets-net	—	44.0	10.3	—	54.3
Software-net	—	41.0	0.6	—	41.6
Deferred income taxes	—	34.2	2.8	—	37.0
Other noncurrent assets	4.4	27.7	2.4	—	34.5
Investments in consolidated subsidiaries	692.2	65.1	—	(757.3)	—
Total assets	$768.9	$937.1	$110.9	$(838.0)	$978.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$3.4	$72.8	$11.5	$(2.4)	$85.3
Intercompany payable	43.9	—	18.6	(62.5)	—
Intercompany short-term note payable	15.3	—	—	(15.3)	—
Accrued liabilities	8.2	81.4	11.6	(0.5)	100.7
Total current liabilities	70.8	154.2	41.7	(80.7)	186.0
Long-term debt	587.0	—	—	—	587.0
Deferred compensation liabilities	—	24.4	—	—	24.4
Pension and other postretirement benefits plan liabilities	—	55.3	1.1	—	56.4
Other noncurrent liabilities	—	11.0	3.0	—	14.0
Total liabilities	657.8	244.9	45.8	(80.7)	867.8
Total equity	111.1	692.2	65.1	(757.3)	111.1
Total liabilities and equity	$768.9	$937.1	$110.9	$(838.0)	$978.9

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(35.5)	$12.4	$(1.2)	$(15.1)	$(39.4)
INVESTING ACTIVITIES
Capital expenditures	—	(11.3)	(0.7)	—	(12.0)
Purchase of investment	—	(3.4)	—	—	(3.4)
Other investing activities	—	0.2	—	—	0.2
Net cash used in investing activities	—	(14.5)	(0.7)	—	(15.2)
FINANCING ACTIVITIES
Revolving facility borrowings	174.0	—	—	—	174.0
Payments on revolving facility borrowings	(169.0)	—	—	—	(169.0)
Payments on current maturities and long-term debt	(68.0)	—	—	—	(68.0)
Debt issuance costs	(1.5)	—	—	—	(1.5)
Separation-related payment from R.R. Donnelley	68.0	—	—	—	68.0
Proceeds from the issuance of common stock	18.8	—	—	—	18.8
Net transfers related to the Separation	3.0	—	—	—	3.0
Net change in short-term debt	1.0	—	—	—	1.0
Intercompany note payable (receivable)	9.2	—	(9.2)	—	—
Net cash provided by (used in) financing activities	35.5	—	(9.2)	—	26.3
Effect of exchange rate on cash and cash equivalents	—	—	0.2	—	0.2
Net increase (decrease) in cash and cash equivalents	—	(2.1)	(10.9)	(15.1)	(28.1)
Cash and cash equivalents at beginning of year	—	21.8	16.8	(2.4)	36.2
Cash and cash equivalents at end of period	$—	$19.7	$5.9	$(17.5)	$8.1

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2016

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash used in operating activities	$—	$(28.9)	$(4.7)	$—	$(33.6)
INVESTING ACTIVITIES
Capital expenditures	—	(11.1)	(1.2)	—	(12.3)
Other investing activities	—	(2.0)	0.4	—	(1.6)
Net cash used in investing activities	—	(13.1)	(0.8)	—	(13.9)
FINANCING ACTIVITIES
Net change in short-term debt	—	—	(8.8)	—	(8.8)
Net transfers from Parent and affiliates	—	43.8	25.7	—	69.5
Other financing activities	—	0.4	—	—	0.4
Net cash provided by financing activities	—	44.2	16.9	—	61.1
Effect of exchange rate on cash and cash equivalents	—	—	5.2	—	5.2
Net increase in cash and cash equivalents	—	2.2	16.6	—	18.8
Cash and cash equivalents at beginning of year	—	0.1	15.0	—	15.1
Cash and cash equivalents at end of period	$—	$2.3	$31.6	$—	$33.9

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

The Company reports certain unallocated selling, general and administrative activities and associated expenses within “Corporate”, including, in part, executive, legal, finance, marketing and certain facility costs. In addition, certain costs and earnings of employee benefit plans, such as pension income and share-based compensation, are included in Corporate and are not allocated to the reportable segments. Prior to the Separation (as defined below), many of these costs were based on allocations from R.R. Donnelley & Sons Company (“RRD”); however, the Company now incurs such costs directly.

For the Company’s financial results and the presentation of certain other financial information by segment, see Note 11, Segment Information, to the Unaudited Condensed Consolidated and Combined Financial Statements.

Products and Services

The Company separately reports its net sales and related cost of sales for its products and services offerings. The Company’s services offerings consist of all non-print offerings, including document composition, compliance related EDGAR filing services, transaction solutions, data and analytics, content storage services and language solutions. The Company’s product offerings primarily consist of conventional and digital printed products and related distribution costs.

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

Donnelley Financial’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange on October 3, 2016. On October 1, 2016, RRD also completed the previously announced separation of LSC Communications, Inc. (“LSC”), its publishing and retail-centric print services and office products business. On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC common stock (RRD’s remaining ownership stake in LSC) in an underwritten public offering. As a result, for the quarter ended June 30, 2017, LSC is no longer an affiliate of the Company.

On March 24, 2017, pursuant to the Stockholder and Registration Rights Agreement, the Company filed a Registration Statement on Form S-1 to register the offering and sale of the Company’s common stock retained by RRD. The Registration Statement on Form S-1, as amended, was declared effective by the SEC on June 13, 2017. On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. RRD retained approximately 0.1 million shares of the Company’s common stock upon consummation of the offering. It is expected that RRD will dispose of the retained shares during the third quarter of 2017. In conjunction with the underwritten public offering, the underwriters exercised their option to purchase approximately 0.9 million of the Company’s shares (the “Option Shares”). The Company received approximately $18.8 million in net proceeds from the sale of the Option Shares, after deducting estimated underwriting discounts and commissions. The proceeds were used to reduce outstanding debt under the Revolving Facility (as defined below).

Executive Overview

Second Quarter Overview

Net sales decreased by $7.8 million, or 2.6%, for the second quarter of 2017 compared to the same period in the prior year. There was a $2.4 million, or 0.8%, decrease due to changes in foreign exchange rates. Net sales decreased primarily due to lower volumes in capital markets transactions, partially offset by higher volumes in mutual fund print and print-related services and capital markets compliance.

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

A reconciliation of GAAP net earnings to Non-GAAP adjusted EBITDA for the three and six months ended June 30, 2017 and 2016 for these adjustments is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net earnings	$18.8	$36.3	$28.1	$49.7
Restructuring, impairment and other charges—net	3.2	1.3	7.0	1.9
Share-based compensation expense	2.4	0.7	3.5	1.0
Spin-off related transaction expenses	4.5	—	7.2	—
Depreciation and amortization	10.9	10.8	21.1	20.3
Interest expense—net	11.0	0.1	22.1	0.4
Income tax expense	13.1	22.6	19.9	31.4
Non-GAAP adjusted EBITDA	$63.9	$71.8	$108.9	$104.7

2017 Restructuring, impairment and other charges—net. The three months ended June 30, 2017 included $1.5 million for employee termination costs, $1.5 million of lease termination and other restructuring costs and $0.2 million of net impairment charges of long-lived assets.  The six months ended June 30, 2017 included $4.8 million for employee termination costs, $1.9 million of lease termination and other restructuring costs, $0.2 million of net impairment charges of long-lived assets and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

2016 Restructuring, impairment and other charges—net. The three months ended June 30, 2016 included $1.0 million for employee termination costs and $0.3 million of lease termination and other restructuring costs. The six months ended June 30, 2016 included $1.0 million for employee termination costs, $0.8 million of lease termination and other restructuring costs and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

Share-based compensation expense. Included pre-tax charges of $2.4 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively, and $3.5 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively.

Spin-off related transaction expenses. Included pre-tax charges of $4.5 million and $7.2 million related to third-party consulting fees, legal fees and other costs related to the Separation for the three months and six months ended June 30, 2017, respectively.

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

Results of Operations for the Three Months Ended June 30, 2017 as Compared to the Three Months Ended June 30, 2016

The following table shows the results of operations for the three months ended June 30, 2017 and 2016 :

	2017	2016	$ Change	% Change
	(in millions, except percentages)
Services net sales	$177.1	$174.9	$2.2	1.3%
Products net sales	113.1	123.1	(10.0)	(8.1%)
Net sales	290.2	298.0	(7.8)	(2.6%)
Services cost of sales (exclusive of depreciation and amortization)	80.8	78.5	2.3	2.9%
Services cost of sales with RRD affiliates (exclusive of depreciation and amortization)	9.6	9.5	0.1	1.1%
Products cost of sales (exclusive of depreciation and amortization)	68.8	62.9	5.9	9.4%
Products cost of sales with RRD affiliates (exclusive of depreciation and amortization)	13.5	16.7	(3.2)	(19.2%)
Cost of sales	172.7	167.6	5.1	3.0%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	60.5	59.3	1.2	2.0%
Restructuring, impairment and other charges-net	3.2	1.3	1.9	146.2%
Depreciation and amortization	10.9	10.8	0.1	0.9%
Income from operations	$42.9	$59.0	$(16.1)	(27.3%)

Consolidated and Combined

Net sales of services for the three months ended June 30, 2017 increased $2.2 million, or 1.3%, to $177.1 million, versus the three months ended June 30, 2016, including a $1.5 million, or  0.9%, decrease due to changes in foreign exchange rates. Net sales of services increased due to higher mutual fund print-related services, mutual fund content management and virtual data room services, partially offset by lower volumes in capital markets transactions.

Net sales of products for the three months ended June 30, 2017 decreased $10.0 million, or 8.1%, to $113.1 million versus the three months ended June 30, 2016, including a $0.9 million, or 0.7%, decrease due to changes in foreign exchange rates. Net sales of products decreased due to lower capital markets transactions volumes and mutual fund print volumes, partially offset by higher capital markets compliance volumes.

Services cost of sales increased $2.4 million, or 2.7%, for the three months ended June 30, 2017, versus the three months ended June 30, 2016. Services cost of sales increased due to higher volumes in mutual fund content management and fulfillment services, an increase in the allocation of information technology expenses from selling, general and administrative expenses to cost of sales, partially offset by cost control initiatives. As a percentage of net sales, services cost of sales increased 0.7% primarily due to unfavorable mix from lower capital markets transaction volumes.

Products cost of sales increased $2.7 million, or 3.4%, for the three months ended June 30, 2017, versus the three months ended June 30, 2016. As a percentage of net sales, products cost of sales increased 8.1%. Products cost of sales increased due to unfavorable mix of products sales, partially offset by cost control initiatives.

Selling, general and administrative expenses increased $1.2 million, or 2.0%, to $60.5 million, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to an increase in expenses incurred to operate as an independent public company, including employee compensation costs and spin-off related transaction expenses, partially offset by an increase in the allocation of information technology expenses from selling, general and administrative expenses to cost of sales. As a percentage of net sales, selling, general, and administrative expenses increased from 19.9% for the three months ended June 30, 2016 to 20.8% for the three months ended June 30, 2017 due to increased costs of operating as an independent public company.

For the three months ended June 30, 2017, the Company recorded net restructuring, impairment and other charges of $3.2 million, as compared to $1.3 million for the three months ended June 30, 2016. In 2017, these charges included $1.5 million of employee termination costs for 61 employees, $1.5 million of lease termination and other restructuring costs and $0.2 million of net impairment charges for long-lived assets. In 2016, these charges included $1.0 million of employee termination costs for 52 employees and $0.3 million of lease termination and other restructuring costs.

Depreciation and amortization increased $0.1 million, or 0.9%, to $10.9 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  Depreciation and amortization included $3.5 million and $3.6 million of amortization of other intangible assets related to customer relationships, trade names and non-compete agreements for the three months ended June 30, 2017 and 2016, respectively.

Income from operations for the three months ended June 30, 2017 decreased $16.1 million, or 27.3%, to $42.9 million versus the three months ended June 30, 2016, due to  lower volumes in capital markets transactions and an increase in expenses incurred to operate as an independent public company, including employee compensation costs and spin-off related transaction expenses, partially offset by cost control initiatives and higher volumes in mutual fund print-related services and content management.

	2017	2016	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$11.0	$0.1	$10.9	nm

Net interest expense increased $10.9 million for the three months ended June 30, 2017 versus the same period in 2016, due to the issuance of debt in connection with the Separation.

	2017	2016	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$31.9	$58.9	$(27.0)	(45.8%)
Income tax expense	13.1	22.6	(9.5)	(42.0%)
Effective income tax rate	41.1%	38.4%

The effective income tax rate was 41.1% for the three months ended June 30, 2017 compared to 38.4% for the three months ended June 30, 2016.  The June 30, 2017 effective income tax rate was impacted by an unfavorable change in the mix of income within foreign jurisdictions and an increase in certain U.S. non-deductible expenses.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate.

U.S.

	Three Months Ended June 30,
	2017	2016
	(in millions, except percentages)
Net sales	$241.7	$262.0
Income from operations	48.1	59.3
Operating margin	19.9%	22.6%
Restructuring, impairment and other charges-net	2.7	1.1
Spin-off related transaction expenses	1.8	—

	Net Sales for the Three Months
	Ended June 30,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Capital Markets	$136.9	$164.3	$(27.4)	(16.7%)
Investment Markets	94.2	88.5	5.7	6.4%
Language Solutions and other	10.6	9.2	1.4	15.2%
Total U.S.	$241.7	$262.0	$(20.3)	(7.7%)

Net sales for the U.S. segment for the three months ended June 30, 2017 were $241.7 million, a decrease of $20.3 million, or 7.7%, compared to the three months ended June 30, 2016.  Net sales decreased due to lower volumes in capital markets transactions, partially offset by higher mutual fund print-related services and capital markets compliance volumes. An analysis of net sales by reporting unit follows:

•	Capital Markets: Sales decreased due to lower transactions volumes, partially offset by higher compliance volumes.
•	Investment Markets: Sales increased due to higher mutual fund print-related services and content management volumes.
•	Language Solutions and other: Sales increased primarily due to higher volumes in commercial print.

U.S. segment income from operations decreased $11.2 million, or 18.9%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to lower volumes in capital markets transactions, spin-off related transaction expenses and higher restructuring, impairment and other charges, partially offset by cost control initiatives and an increase in mutual fund and capital markets compliance volumes.

Operating margins decreased from 22.6% for the three months ended June 30, 2016 to 19.9% for the three months ended June 30, 2017 of which 0.7 percentage points were due to an increase in restructuring, impairment and other charges.  Operating margins were also impacted by unfavorable mix and spin-off related transaction expenses, partially offset by cost control initiatives.

International

	Three Months Ended June 30,
	2017	2016
	(in millions, except percentages)
Net sales	$48.5	$36.0
Income from operations	5.9	3.1
Operating margin	12.2%	8.6%
Restructuring, impairment and other charges-net	0.5	0.2

Net sales for the International segment for the three months ended June 30, 2017 were $48.5 million, an increase of $12.5 million, or 34.7%, compared to the three months ended June 30, 2016 including a $2.4 million, or 6.7%, decrease due to changes in foreign exchange rates. Net sales increased due to higher volumes in capital markets transactions, mutual funds and virtual data room services.

International segment income from operations increased $2.8 million compared to the three months ended June 30, 2016, due to an increase in capital markets transactions, mutual fund and virtual data room services volumes and cost control initiatives, partially offset by an increase in allocated expenses, including information technology expenses.

Operating margins increased from 8.6% for the three months ended June 30, 2016 to 12.2% for the three months ended June 30, 2017 due to an increase in overall sales volume for the segment, partially offset by an increase in allocated expenses, including information technology expenses.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended June 30,
	2017	2016
	(in millions)
Operating expenses	$11.1	3.4
Spin-off related transaction expenses	2.7	—
Share-based compensation expense	2.4	0.7

Corporate operating expenses for the three months ended June 30, 2017 increased $7.7 million versus the same period in 2016 due to spin-off related transaction expenses, higher employee compensation costs incurred to operate as an independent public company and an increase in share-based compensation expense.

Results of Operations for the Six Months Ended June 30, 2017 as Compared to the Six Months Ended June 30, 2016

The following table shows the results of operations for the six months ended June 30, 2017 and 2016 :

	2017	2016	$ Change	% Change
	(in millions, except percentages)
Services net sales	$331.1	$314.7	$16.4	5.2%
Products net sales	226.4	223.4	3.0	1.3%
Net sales	557.5	538.1	19.4	3.6%
Services cost of sales (exclusive of depreciation and amortization)	158.5	150.4	8.1	5.4%
Services cost of sales with RRD affiliates (exclusive of depreciation and amortization)	19.5	20.7	(1.2)	(5.8%)
Products cost of sales (exclusive of depreciation and amortization)	131.8	117.9	13.9	11.8%
Products cost of sales with RRD affiliates (exclusive of depreciation and amortization)	32.3	37.1	(4.8)	(12.9%)
Cost of sales	342.1	326.1	16.0	4.9%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	117.2	108.3	8.9	8.2%
Restructuring, impairment and other charges-net	7.0	1.9	5.1	268.4%
Depreciation and amortization	21.1	20.3	0.8	3.9%
Income from operations	$70.1	$81.5	$(11.4)	(14.0%)

Consolidated and Combined

Net sales of services for the six months ended June 30, 2017 increased $16.4 million, or 5.2%, to $331.1 million, versus the six months ended June 30, 2016, including a $2.6 million, or 0.8%, decrease due to changes in foreign exchange rates. Net sales of services increased due to higher volumes in mutual fund print-related services, virtual data room services and content management, partially offset by lower capital markets transactions and compliance volumes and healthcare volumes.

Net sales of products for the six months ended June 30, 2017 increased $3.0 million, or 1.3%, to $226.4 million versus the six months ended June 30, 2016, including a $1.1 million, or 0.5%, decrease due to changes in foreign exchange rates. Net sales of products increased due to higher mutual fund print and capital markets compliance volumes, partially offset by lower capital markets transactions volumes and healthcare volumes.

Services cost of sales increased $6.9 million, or 4.0%, for the six months ended June 30, 2017, versus the six months ended June 30, 2016. Services cost of sales increased due to higher mutual fund content management services, mutual fund print and virtual data room services volumes, an increase in the allocation of information technology expenses from selling, general and administrative expenses to cost of sales and an increase in incentive compensation expense, partially offset by cost control initiatives. As a percentage of net sales, services cost of sales decreased 0.6% due to favorable mix and cost control initiatives.

Products cost of sales increased $9.1 million, or 5.9%, for the six months ended June 30, 2017, versus the six months ended June 30, 2016.  Products cost of sales increased due to higher volumes in mutual fund print and capital markets compliance, partially offset by cost control initiatives. As a percentage of net sales, products cost of sales increased 3.1% primarily due to unfavorable mix.

Selling, general and administrative expenses increased $8.9 million, or 8.2%, to $117.2 million, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to an increase in expenses incurred to operate as an independent public company, including selling expenses, employee compensation costs and spin-off related transaction expenses, partially offset by an increase in the allocation of information technology expenses from selling, general and administrative expenses to cost of sales. As a percentage of net sales, selling, general, and administrative expenses increased from 20.1% for the six months ended June 30, 2016 to 21.0% for the six months ended June 30, 2017 primarily due to increased costs of operating as an independent public company, including spin-off related transaction expenses.

For the six months ended June 30, 2017, the Company recorded net restructuring, impairment and other charges of $7.0 million, as compared to $1.9 million for the six months ended June 30, 2016.  In 2017, these charges included $4.8 million of employee termination costs for 148 employees, $1.9 million of lease termination and other restructuring costs, $0.2 million of impairment charges for long-lived assets, and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.  In 2016, these charges included $1.0 million of employee termination costs for 52 employees and $0.8 million of lease termination and other restructuring costs and $0.1 for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

Depreciation and amortization increased $0.8 million, or 3.9%, to $21.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  Depreciation and amortization included $7.1 million and $7.2 million of amortization of other intangible assets related to customer relationships, trade names and non-compete agreements for the six months ended June 30, 2017 and 2016, respectively.

Income from operations for the six months ended June 30, 2017 decreased $11.4 million, or 14.0%, to $70.1 million versus the six months ended June 30, 2016, due to lower volumes in capital markets transactions and an increase in expenses incurred to operate as an independent public company, including selling expenses, employee compensation costs and spin-off related transaction expenses, partially offset by the higher volumes in mutual funds print and content management services and virtual data room services and cost control initiatives.

	2017	2016	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$22.1	$0.4	$21.7	nm

Net interest expense increased $21.7 million for the six months ended June 30, 2017 versus the same period in 2016, due to the issuance of debt in connection with the Separation.

	2017	2016	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$48.0	$81.1	$(33.1)	(40.8%)
Income tax expense	19.9	31.4	(11.5)	(36.6%)
Effective income tax rate	41.5%	38.7%

The effective income tax rate was 41.5% for the six months ended June 30, 2017 compared to 38.7% for the six months ended June 30, 2016.  The June 30, 2017 effective income tax rate was impacted by an unfavorable change in the mix of income within foreign jurisdictions and an increase in certain U.S. non-deductible expenses.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate.

U.S.

	Six Months Ended June 30,
	2017	2016
	(in millions, except percentages)
Net sales	$472.1	$470.1
Income from operations	85.1	81.3
Operating margin	18.0%	17.3%
Restructuring, impairment and other charges-net	5.2	1.7
Spin-off related transaction expenses	1.8	—

	Net Sales for the Six Months
	Ended June 30,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Capital Markets	$256.0	$271.1	$(15.1)	(5.6%)
Investment Markets	194.3	179.6	14.7	8.2%
Language Solutions and other	21.8	19.4	2.4	12.4%
Total U.S.	$472.1	$470.1	$2.0	0.4%

Net sales for the U.S. segment for the six months ended June 30, 2017 were $472.1 million, an increase of $2.0 million, or 0.4%, compared to the six months ended June 30, 2016.  Net sales increased due to higher volumes in mutual fund print and print-related services and content management, virtual data room services and capital markets compliance, partially offset by a decrease in capital markets transactions and healthcare volumes. An analysis of net sales by reporting unit follows:

•	Capital Markets: Sales decreased due to lower transactions volumes, partially offset by increased virtual data room services and compliance volumes.
•	Investment Markets: Sales increased due to higher mutual fund print and print-related services and content management volumes, partially offset by lower healthcare volumes.
•	Language Solutions and other: Sales increased due to higher volumes in commercial print and translations services.

U.S. segment income from operations increased $3.8 million, or 4.7%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, due to higher volumes in mutual fund print and print-related services, content management and virtual data room services, partially offset by lower capital markets transactions and an increase in selling expenses, restructuring, impairment and other charges, spin-off related transaction expenses and incentive compensation expense.

Operating margins increased from 17.3% for the six months ended June 30, 2016 to 18.0% for the six months ended June 30, 2017 due to cost control initiatives. The increase in operating margins was partially offset by higher restructuring, impairment and other charges which impacted margins by 0.7 percentage points and an increase in selling expenses, spin-off related transaction expenses and incentive compensation expense.

International

	Six Months Ended June 30,
	2017	2016
	(in millions, except percentages)
Net sales	$85.4	$68.0
Income from operations	6.1	6.1
Operating margin	7.1%	9.0%
Restructuring, impairment and other charges-net	1.2	0.2

Net sales for the International segment for the six months ended June 30, 2017 were $85.4 million, an increase of $17.4 million, or 25.6%, compared to the six months ended June 30, 2016 including a $3.7 million, or 5.4%, decrease due to changes in foreign exchange rates. Net sales increased due to higher volumes in capital markets transactions, mutual funds and virtual data room services.

International segment income from operations was $6.1 million for both the six months ended June 30, 2017 and 2016, due to the increase from the higher volumes in capital markets transactions, mutual funds and virtual data room services, mostly offset by an increase in allocated expenses, including information technology expense and an increase in incentive compensation expense and restructuring, impairment and other charges.

Operating margins decreased from 9.0% for the six months ended June 30, 2016 to 7.1% for the six months ended June 30, 2017 of which 1.1 percentage points were due to higher restructuring, impairment and other charges.  Operating margins were also impacted by an increase in allocated expenses, including information technology expense.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Six Months Ended June 30,
	2017	2016
	(in millions)
Operating expenses	$21.1	$5.9
Spin-off related transaction expenses	5.4	—
Share-based compensation expense	3.5	1.0
Restructuring, impairment and other charges-net	0.6	—

Corporate operating expenses for the six months ended June 30, 2017 increased $15.2 million versus the same period in 2016 due to spin-off related transaction expenses, higher employee compensation costs incurred to operate as an independent public company and an increase in share-based compensation and bad debt expense.

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

The following describes the Company’s cash flows for the six months ended June 30, 2017 and 2016.

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

Net cash used in operating activities was $39.4 million for the six months ended June 30, 2017 compared to $33.6 million for the six months ended June 30, 2016. The increase in net cash used in operating activities reflected higher payments related to interest and the timing of customer payments, partially offset by the timing of payments for suppliers and employee-related liabilities.

Cash Flows Used For Investing Activities

Net cash used in investing activities was $15.2 million for the six months ended June 30, 2017 compared to $13.9 million for the six months ended June 30, 2016.  Capital expenditures were $12.0 million during the six months ended June 30, 2017, a decrease of $0.3 million as compared to the six months ended June 30, 2016. The Company expects that capital expenditures for 2017 will be approximately $30.0 million to $35.0 million, compared to $26.2 million in 2016. For the six months ended June 30, 2017, cash used in investing activities included $3.4 million for the purchase of an investment.

Cash Flows Provided By Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $26.3 million compared to $61.1 million for the six months ended June 30, 2016. The decrease in net cash provided by financing activities reflected $169.0 million of payments on revolving facility borrowings, a $69.5 million decrease in net transfers from RRD and its affiliates in connection with the Separation and $68.0 in payments on long-term debt, offset by $174.0 million of proceeds from revolving facility borrowings, a $68.0 million Separation-related payment from RRD and $18.8 million of proceeds from the issuance of common stock.

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

Liquidity

Cash and cash equivalents of $8.1 million at June 30, 2017 included $2.2 million in the U.S. and $5.9 million at international locations. The Company has not recognized deferred tax liabilities related to taxes on foreign earnings as foreign earnings are considered to be permanently reinvested. Certain cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. RRD retained approximately 0.1 million shares of the Company’s common stock upon consummation of the offering. It is expected that RRD will dispose of the retained shares during the third quarter of 2017. In conjunction with the underwritten public offering, the underwriters exercised their option to purchase approximately 0.9 million Option Shares. The Company received approximately $18.8 million in net proceeds from the sale of the Option Shares, after deducting estimated underwriting discounts and commissions. The proceeds were used to reduce outstanding debt under the Revolving Facility.

Pursuant to the Separation and Distribution Agreement, the Company received a cash payment of $68.0 million from RRD on April 3, 2017. The proceeds were used to reduce outstanding debt under the Term Loan Credit Facility.

The Company’s debt maturity schedule as of June 30, 2017 is shown in the table below:

	Debt Maturity Schedule
	Total	2017	2018	2019	2020	2021	Thereafter
Borrowings under the Term Loan Credit Facility (a)	$232.0	$—	$—	$—	$—	$—	$232.0
Notes (b)	300.0	—	—	—	—	—	300.0
Borrowings under the Revolving Facility	6.0	1.0	—	—	—	5.0	—
Total	$538.0	$1.0	$—	$—	$—	$5.0	$532.0

(a)	Excludes unamortized debt issuance costs of $4.4 million and a discount of $1.6 million which do not represent contractual commitments with a fixed amount or maturity date.
(b)	Excludes unamortized debt issuance costs of $6.1 million which do not represent contractual commitments with a fixed amount or maturity date.

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

As of June 30, 2017, there was $6.0 million of outstanding borrowings under the Revolving Facility. Based on the Company’s results of operations for the twelve months ended June 30, 2017 and existing debt, the Company would have had the ability to utilize $214.3 million of the $300.0 million Revolving Facility and not have been in violation of the terms of the agreement. The current availability under the Revolving Facility and net available liquidity as of June 30, 2017 is shown in the table below:

June 30, 2017
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	79.6
$220.4
Usage
Borrowings under the Revolving Facility	6.0
Impact on availability related to outstanding letters of credit	0.1
$6.1

Current availability at June 30, 2017	$214.3
Cash	8.1
Net Available Liquidity	$222.4

The Company was in compliance with its debt covenants as of June 30, 2017, and expects to remain in compliance based on management’s estimates of operating and financial results for 2017 and the foreseeable future.  However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods.  As of June 30, 2017, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of June 30, 2017, the Revolving Facility is supported by seventeen U.S. and international financial institutions.

As of June 30, 2017, the Company had $4.2 million in outstanding letters of credit and bank guarantees, of which $0.1 million reduced the availability under the Revolving Facility.

The Company’s liquidity may be affected by its credit ratings. The Company’s S&P and Moody’s credit ratings as of June 30, 2017 are shown in the table below:

	S&P	Moody's
Ratings
Long-term corporate credit rating	BB-	B1
Senior unsecured debt	B	B3
Credit Agreement	BB+	Ba2
Outlook	Stable	Stable

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

Risk Management

The Company is exposed to interest rate risk on its variable debt.  At June 30, 2017, the Company’s exposure to rate fluctuations on variable-interest borrowings was $236.4 million.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows. A hypothetical 10% change in yield would change the fair values of fixed-rate debt at June 30, 2017 by approximately $12.2 million, or 4.1%.

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

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 13, Commitments and Contingencies, to the Unaudited Condensed Consolidated and Combined Financial Statements.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s combined financial statements are described in Note 15, New Accounting Pronouncements, to the Unaudited Condensed Consolidated and Combined Financial Statements.

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

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2017. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

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

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2017 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 13, Commitments and Contingencies, to the Condensed Consolidated and Combined Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

2.1

Separation and Distribution Agreement, dated as of September 14, 2016, by and among R. R. Donnelley & Sons Company, LSC Communications, Inc. and Donnelley Financial Solutions, Inc. (the “Separation Agreement”) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.2

Transition Services Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.3

Transition Services Agreement, dated as of September 14, 2016, between LSC Communications, Inc. and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.4

Tax Disaffiliation Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.5

Patent Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.6

Trademark Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.7

Data Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.8

Software, Copyright and Trade Secret Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.1

Stockholder and Registration Rights Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.2

Indenture, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.3

Registration Rights Agreement, dated as of September 30, 2016, by and among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and MUFG Securities Americas Inc., as Representatives (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

10.1

Credit Agreement, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.2

2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.3

Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2017, filed on May 23, 2017)*

10.4

Donnelley Financial Solutions, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.5

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to R.R Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.6

Donnelley Financial Solutions, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.7

Donnelley Financial Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.8	Donnelley Financial Solutions, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*
10.9

Amended and Restated Employment Agreement, dated as of July 13, 2017, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 13, 2017, filed on July 14, 2017)*

10.10

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and Thomas F. Juhase (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.11

Waiver of Severance Benefits, dated as of June 1, 2017, by and between Thomas F. Juhase and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.12

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and David A. Gardella (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.13

Waiver of Severance Benefits, dated as of June 1, 2017, by and between David A. Gardella and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.14

Assignment of Severance Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and Jennifer B. Reiners (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.15

Waiver of Severance Benefits, dated as of June 1, 2017, by and between Jennifer B. Reiners and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.16

Written Description of the 2016 Annual Incentive Plan of the Company with respect to the period from October 1, 2016 to December 31, 2016 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.17	2017 Annual Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.18	Form of Founders Award (Restricted Stock) Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.19	Form of Performance Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.20	Form of Amendment to Performance Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*
10.21	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.22	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.23	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.24

Form of Performance Share Unit Award Agreement (for 2015) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.19 to the R.R. Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)*

10.25

Form of Restricted Stock Unit Award Agreement for certain executive officers (for 2015 and 2016) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.12 to the R.R. Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)*

10.26

Form of Cash Award Agreement (for 2014) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.27

Form of Cash Award Agreement (for 2015) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.28

Form of Cash Award Agreement (for 2016) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.29

Form of Amendment to Cash Retention Awards (for 2014) converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.1 to the R.R. Donnelley & Sons Company Current Report on Form 8-K dated March 2, 2016, filed on March 2, 2016)*

10.30

Agreement regarding title and retention bonus  for Thomas Juhase dated March 21, 2016 converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.31	Form of Director Restricted Stock Unit Award (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.32

Form of Restricted Stock Unit Award Agreement for directors converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.21 to the R.R. Donnelley & Sons Company Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.33

Form of Restricted Stock Unit Award Agreement for directors converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.25 to the R.R. Donnelley & Sons Company Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.34

Form of Restricted Stock Unit Award Agreement for directors converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.23 to the R.R. Donnelley & Sons Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.35

Form of Amendment to Director Restricted Stock Unit Awards converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.22 to the R.R. Donnelley & Sons Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.36

Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement  (incorporated by reference to Exhibit 10.23 to the R.R. Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.37	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2016, filed on November 9, 2016)

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

Date: August 02, 2017