Form 10-Q
period 2017-09-30
Donnelley Financial Solutions, Inc.
filed 2017-11-02
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes  ☐    No  ☒

As of October 27, 2017, 33.7 million shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated and Combined Statements of Operations

For the Three and Nine Months Ended September 30, 2017 and 2016

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Services net sales	$140.3	$139.4	$471.4	$454.1
Products net sales	82.3	85.0	308.7	308.4
Total net sales	222.6	224.4	780.1	762.5
Services cost of sales (exclusive of depreciation and amortization)	81.7	64.2	240.2	214.6
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	—	8.7	19.5	29.4
Products cost of sales (exclusive of depreciation and amortization)	58.9	62.0	190.7	179.9
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	—	11.5	32.3	48.6
Total cost of sales	140.6	146.4	482.7	472.5
Selling, general and administrative expenses (exclusive of depreciation and amortization)	54.0	48.5	171.2	156.8
Restructuring, impairment and other charges-net	(0.6)	1.7	6.4	3.6
Depreciation and amortization	10.6	9.8	31.7	30.1
Income from operations	18.0	18.0	88.1	99.5
Interest expense (income)-net	10.6	(0.1)	32.7	0.3
Earnings before income taxes	7.4	18.1	55.4	99.2
Income tax expense	2.1	7.9	22.0	39.3
Net earnings	$5.3	$10.2	$33.4	$59.9

Net earnings per share (Note 8):
Basic net earnings per share	0.16	0.31	1.01	1.85
Diluted net earnings per share	0.16	0.31	1.01	1.85
Weighted average number of common shares outstanding
Basic	33.6	32.4	33.0	32.4
Diluted	33.8	32.4	33.2	32.4

*

Beginning in the quarter ended September 30, 2017, R.R. Donnelley & Sons Company ("RRD") no longer qualified as a related party, therefore the amounts disclosed related to RRD are presented through June 30, 2017 only.

See Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated and Combined Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2017 and 2016

(in millions)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net earnings	$5.3	$10.2	$33.4	$59.9

Other comprehensive income (loss), net of tax:
Translation adjustments	2.2	0.2	4.6	4.2
Adjustment for net periodic pension and other postretirement benefits plan cost	0.3	(0.2)	1.0	(0.4)
Other comprehensive income, net of tax	2.5	—	5.6	3.8
Comprehensive income	$7.8	$10.2	$39.0	$63.7

See Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated Balance Sheets

As of September 30, 2017 and December 31, 2016

(in millions, except per share data)

(UNAUDITED)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$32.2	$36.2
Receivables, less allowances for doubtful accounts of $8.7 in 2017 (2016 - $6.4)	219.3	156.2
Receivables from R.R. Donnelley*	—	96.0
Inventories	23.6	24.1
Prepaid expenses and other current assets	15.1	17.1
Total current assets	290.2	329.6
Property, plant and equipment-net	34.7	35.5
Goodwill	447.5	446.4
Other intangible assets-net	44.2	54.3
Software-net	41.9	41.6
Deferred income taxes	36.6	37.0
Other noncurrent assets	38.6	34.5
Total assets	$933.7	$978.9
LIABILITIES
Accounts payable	$74.4	$85.3
Accrued liabilities	110.1	100.7
Total current liabilities	184.5	186.0
Long-term debt (Note 11)	488.4	587.0
Deferred compensation liabilities	24.6	24.4
Pension and other postretirement benefits plan liabilities	51.4	56.4
Other noncurrent liabilities	11.2	14.0
Total liabilities	760.1	867.8
Commitments and Contingencies (Note 12)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued: 33.8 shares in 2017 (2016 - 32.6 shares)	0.3	0.3
Treasury stock, at cost: less than 0.1 shares in 2017	(0.9)	—
Additional paid-in-capital	204.3	179.9
Retained earnings (deficit)	32.6	(0.8)
Accumulated other comprehensive loss	(62.7)	(68.3)
Total equity	173.6	111.1
Total liabilities and equity	$933.7	$978.9

*	Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party, therefore the amounts disclosed related to RRD are presented through June 30, 2017 only.

See Notes to Unaudited Condensed Consolidated and Combined Financial Statements

‘Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated and Combined Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

(in millions)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES
Net earnings	$33.4	$59.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment charges	0.2	—
Depreciation and amortization	31.7	30.1
Provision for doubtful accounts receivable	4.3	1.7
Share-based compensation	5.2	1.2
Deferred income taxes	(2.7)	(1.0)
Change in uncertain tax positions	(0.2)	—
Net pension and other postretirement benefits plan income	(2.5)	(0.4)
Other	1.7	0.7
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable - net	(36.6)	(54.6)
Inventories	0.6	(2.9)
Prepaid expenses and other current assets	(2.0)	(6.3)
Accounts payable	(11.7)	17.9
Income taxes payable and receivable	3.7	(0.6)
Accrued liabilities and other	10.3	12.2
Pension and other postretirement benefits plan contributions	(1.7)	(1.1)
Net cash provided by operating activities	33.7	56.8
INVESTING ACTIVITIES
Capital expenditures	(20.0)	(14.0)
Purchases of investments	(3.4)	(3.5)
Other investing activities	0.3	0.5
Net cash used in investing activities	(23.1)	(17.0)
FINANCING ACTIVITIES
Revolving facility borrowings	230.0	—
Payments on revolving facility borrowings	(230.0)	—
Payments on long-term debt	(100.0)	—
Debt issuance costs	(1.5)	(9.3)
Separation-related payment from R.R. Donnelley	68.0	—
Proceeds from issuance of common stock	18.8	—
Proceeds from issuance of long-term debt	—	348.2
Net change in short-term debt	—	(8.8)
Net transfers to Parent and affiliates	—	(336.2)
Treasury stock repurchases	(0.9)	—
Other financing activities	0.4	—
Net cash used in financing activities	(15.2)	(6.1)
Effect of exchange rate on cash and cash equivalents	0.6	4.2
Net (decrease) increase in cash and cash equivalents	(4.0)	37.9
Cash and cash equivalents at beginning of year	36.2	15.1
Cash and cash equivalents at end of period	$32.2	$53.0

Supplemental non-cash disclosure:
Debt exchange with R.R. Donnelley, including $5.5 million of debt issuance costs	$—	$300.0
Settlement of intercompany note payable	—	29.6
Accrued debt issuance costs	—	1.6

See Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 1. Overview and Basis of Presentation

Description of Business

Donnelley Financial Solutions, Inc. (the “Company” or “Donnelley Financial” ) is a financial communications services company that supports global capital markets compliance and transaction needs for its corporate clients and their advisors (such as law firms and investment bankers) and global investment markets compliance and analytics needs for mutual fund companies, variable annuity providers and broker/dealers. With proprietary technology such as data storage and workflow collaboration tools, deep subject matter expertise and a global footprint, Donnelley Financial produces, manages, stores, distributes, and translates documents and electronic communications in order to deliver timely financial communications to investors and documents in a manner that complies with regulatory commissions.

Donnelley Financial’s Registration Statement on Form 10, as amended, was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on September 20, 2016. On October 1, 2016, Donnelley Financial became an independent publicly traded company through the distribution by R.R. Donnelley & Sons Company (“RRD”) of approximately 26.2 million shares, or 80.75%, of Donnelley Financial common stock to RRD shareholders (the “Separation”). Holders of RRD common stock received one share of Donnelley Financial common stock for every eight shares of RRD common stock held on September 23, 2016. As part of the Separation, RRD retained approximately 6.2 million shares of Donnelley Financial common stock, or a 19.25% interest in Donnelley Financial. Donnelley Financial’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange on October 3, 2016.  On October 1, 2016, RRD also completed the previously announced separation of LSC Communications, Inc. (“LSC”), its publishing and retail-centric print services and office products business. On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC common stock (RRD’s remaining ownership stake in LSC) in an underwritten public offering. As a result, beginning in the quarter ended June 30, 2017, LSC is no longer an affiliate of the Company.

On September 14, 2016, the Company and LSC entered into a Separation and Distribution Agreement with RRD to effect the distribution of the Company’s and LSC’s common stock to RRD’s common stockholders (the “Separation and Distribution Agreement”). This agreement governs the Company’s relationship with RRD and LSC with respect to pre-Separation matters and provides for the allocation of employee benefit, litigation and other liabilities and obligations attributable to periods prior to the Separation. The Separation and Distribution Agreement also includes an agreement that the Company, RRD and LSC will provide each other with appropriate indemnities with respect to liabilities arising out of the businesses being distributed and retained by RRD in the Separation. The Separation and Distribution Agreement also addresses employee compensation and benefit matters.

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

At the time of the Separation, the Company entered into a number of commercial and other arrangements with RRD and its subsidiaries. These include, among other things, arrangements for the provision of services, including global outsourcing and logistics services, printing and binding, digital printing, composition, premedia and access to technology. The Company also entered into a number of commercial and other arrangements with LSC and its subsidiaries, pursuant to which LSC will print and bind products for the Company. The terms of the arrangements with RRD and LSC do not exceed 24 months. Subsequent to the Separation, RRD and LSC are clients of the Company and expect to utilize financial communication software and services that the Company makes available to all of its clients.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

On March 24, 2017, pursuant to the Stockholder and Registration Rights Agreement, dated as of September 30, 2016, by and between the Company and RRD, the Company filed a Registration Statement on Form S-1 to register the offering and sale of shares of the Company’s common stock retained by RRD. The Registration Statement on Form S-1, as amended, was declared effective by the SEC on June 13, 2017. On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. Upon the consummation of the offering, RRD retained approximately 0.1 million shares of the Company’s common stock which were subsequently sold by RRD on August 1, 2017. In conjunction with the underwritten public offering, the underwriters exercised their option to purchase approximately 0.9 million of the Company’s shares (the “Option Shares”). The Company received approximately $18.8 million in net proceeds from the sale of the Option Shares, after deducting estimated underwriting discounts and commissions. The proceeds were used to reduce outstanding debt under the Revolving Facility (as defined in Note 11, Debt). Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party, therefore amounts disclosed related to RRD are presented through June 30, 2017 only.

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

For periods prior to the Separation, the unaudited condensed consolidated and combined financial statements include the allocation of certain assets and liabilities that were historically held at the RRD corporate level but which were specifically identifiable or attributable to the Company.  Cash and cash equivalents held by RRD were not allocated to Donnelley Financial unless they were held in a legal entity that was transferred to Donnelley Financial. All intercompany transactions and accounts within Donnelley Financial have been eliminated. All intracompany transactions between RRD and Donnelley Financial are considered to be effectively settled in the unaudited condensed consolidated and combined financial statements at the time the transaction is recorded. The total net effect of the settlement of these intracompany transactions is reflected in the unaudited condensed consolidated and combined statements of cash flows as a financing activity and in the unaudited condensed consolidated and combined balance sheets as net parent company investment. Net parent company investment is primarily impacted by contributions from RRD which are the result of treasury activities and net funding provided by or distributed to RRD.

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

Donnelley Financial generates a portion of net revenue from sales to RRD’s subsidiaries. Included in the unaudited condensed combined financial statements are net revenues from sales to RRD and affiliates of $1.1 million and $3.6 million for the three months and nine months ended September 30, 2016, respectively. Donnelley Financial utilizes RRD for freight and logistics, production of certain printed products and outsourced business services functions. Included in the unaudited condensed combined financial statements are cost of sales to RRD and affiliates of $20.2 million and $78.0 million for the three and nine months ended September 30, 2016, respectively.  Intercompany receivables and payables with RRD are reflected within net parent company investment in the accompanying unaudited condensed combined financial statements for periods prior to the Separation. See Note 13, Related Parties, for a further description of related party transactions.

Note 2. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Raw materials and manufacturing supplies	$6.4	$7.6
Work in process	11.4	10.8
Finished goods	5.8	5.7
Total	$23.6	$24.1

Note 3. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Land	$10.0	$10.0
Buildings	43.7	44.4
Machinery and equipment	104.4	109.2
	158.1	163.6
Less: Accumulated depreciation	(123.4)	(128.1)
Total	$34.7	$35.5

Depreciation expense was $1.9 million and $1.4 million for the three months ended September 30, 2017 and 2016, respectively, and $5.0 million and $6.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2017 were as follows:

	U.S.	International	Total
Net book value as of December 31, 2016	$429.2	$17.2	$446.4
Foreign exchange and other adjustments	—	1.1	1.1
Net book value as of September 30, 2017	$429.2	$18.3	$447.5

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The components of other intangible assets at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$140.6	$(97.1)	$43.5	$138.8	$(85.3)	$53.5
Trade names	6.3	(5.6)	0.7	6.3	(5.5)	0.8
Trademarks, licenses and agreements	3.2	(3.2)	—	3.2	(3.2)	—
Total other intangible assets	$150.1	$(105.9)	$44.2	$148.3	$(94.0)	$54.3

Amortization expense for other intangible assets was $3.6 million and $3.6 million for the three months ended September 30, 2017 and 2016, respectively, and $10.7 million and $10.8 million for the nine months ended September 30, 2017 and 2016, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of September 30, 2017:

For the year ending December 31,	Amount
2017	$14.3
2018	13.9
2019	13.9
2020	12.5
2021	0.1
2022 and thereafter	0.2
Total	$54.9

Note 5. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges recognized in Results of Operations

For the three months ended September 30, 2017 and 2016, the Company recorded the following net restructuring, impairment and other charges:

Three Months Ended	Employee	Other Restructuring	Total Restructuring
September 30, 2017	Terminations	Charges	Charges	Total
U.S.	$0.2	$(1.0)	$(0.8)	$(0.8)
International	0.1	—	0.1	0.1
Corporate	0.1	—	0.1	0.1
Total	$0.4	$(1.0)	$(0.6)	$(0.6)

Three Months Ended	Employee	Other Restructuring	Total Restructuring
September 30, 2016	Terminations	Charges	Charges	Total
U.S.	$1.0	$0.4	$1.4	$1.4
International	0.3	—	0.3	0.3
Corporate	—	—	—	—
Total	$1.3	$0.4	$1.7	$1.7

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

For the nine months ended September 30, 2017 and 2016, the Company recorded the following net restructuring, impairment and other charges:

Nine Months Ended	Employee	Other Restructuring	Total Restructuring		Other
September 30, 2017	Terminations	Charges	Charges	Impairment	Charges	Total
U.S.	$3.2	$0.9	$4.1	$0.2	$0.1	$4.4
International	1.3	—	1.3	—	—	1.3
Corporate	0.7	—	0.7	—	—	0.7
Total	$5.2	$0.9	$6.1	$0.2	$0.1	$6.4

Nine Months Ended	Employee	Other Restructuring	Total Restructuring		Other
September 30, 2016	Terminations	Charges	Charges	Impairment	Charges	Total
U.S.	$1.8	$1.2	$3.0	$—	$0.1	$3.1
International	0.5	—	0.5	—	—	0.5
Corporate	—	—	—	—	—	—
Total	$2.3	$1.2	$3.5	$—	$0.1	$3.6

Restructuring and Impairment Charges

For the three and nine months ended September 30, 2017, the Company recorded net restructuring charges of $0.4 million and $5.2 million, respectively, for employee termination costs for 169 employees, substantially all of whom were terminated as of September 30, 2017. These charges primarily related to the reorganization of certain operations and certain administrative functions. Additionally, the Company recognized a net reversal of $1.0 million of other restructuring charges during the three months ended September 30, 2017 primarily due to the reversal of previously recognized lease termination costs associated with a facility that the Company began using during the third quarter of 2017. The Company incurred net lease termination and other restructuring charges of $0.9 million for the nine months ended September 30, 2017.  For the nine months ended September 30, 2017, the Company also recorded $0.2 million of net impairment charges primarily related to leasehold improvements associated with facility closures.  The nine months ended September 30, 2017 includes $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

For the three and nine months ended September 30, 2016, the Company recorded net restructuring charges of $1.3 million and $2.3 million, respectively, for employee termination costs for 22 employees. These charges primarily related to the reorganization of certain administrative functions. Additionally, the Company incurred lease termination and other restructuring charges of $0.4 million and $1.2 million, respectively, for the three and nine months ended September 30, 2016. The nine months ended September 30, 2016, includes $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

Restructuring Reserve

The restructuring reserve as of December 31, 2016 and September 30, 2017, and changes during the nine months ended September 30, 2017, were as follows:

			Foreign
	December 31,	Restructuring	Exchange and	Cash	September 30,
	2016	Charges	Other	Paid	2017
Employee terminations	$1.6	$5.2	$0.1	$(5.3)	$1.6
Lease terminations and other	3.8	0.9	0.2	(1.5)	3.4
Total	$5.4	$6.1	$0.3	$(6.8)	$5.0

The current portion of restructuring reserves of $3.2 million at September 30, 2017 was included in accrued liabilities, while the long-term portion of $1.8 million, primarily related to lease termination costs, was included in other noncurrent liabilities at September 30, 2017.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by March 31, 2018.

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

Donnelley Financial’s unaudited condensed consolidated and combined statements of operations include expense allocations for these benefits. These allocations were funded through intercompany transactions with RRD which are reflected within net parent company investment in Donnelley Financial. Total RRD pension and postretirement benefit plan net income allocated to Donnelley Financial, related to pension cost and postretirement benefits, was $1.3 million and $4.2 million in the three and nine months ended September 30, 2016, respectively. Included in these amounts is an allocation for other postretirement benefit plans for $0.3 million and $1.0 million in the three and nine months ended September 30, 2016, respectively.  These allocations are reflected in the Company’s cost of sales and selling, general and administrative expenses.

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

The components of the estimated net pension plan income for Donnelley Financial’s pension plans for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Pension expense (income)
Interest cost	$2.6	$—	$7.9	$—
Expected return on assets	(4.0)	—	(12.0)	—
Amortization, net	0.6	(0.2)	1.6	(0.4)
Net pension income	$(0.8)	$(0.2)	$(2.5)	$(0.4)

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 7. Equity

The Company’s equity as of December 31, 2016 and September 30, 2017, and changes during the nine months ended September 30, 2017, were as follows:

Total
Equity
Balance at December 31, 2016	$111.1
Net earnings	33.4
Other comprehensive income	5.6
Separation-related adjustments	0.2
Share-based compensation	5.2
Issuance of common stock	18.8
Issuance of share-based awards, net of withholdings and other	(0.7)
Balance at September 30, 2017	$173.6

Separation-related adjustments primarily relate to adjustments arising from the finalization of tax returns for periods prior to the Separation as well as settlement of balances due to or from RRD for activity prior to the Separation.

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

The Company’s equity as of December 31, 2015 and September 30, 2016, and changes during the nine months ended September 30, 2016, were as follows:

		Accumulated
	Net Parent	Other
	Company	Comprehensive	Total
	Investment	Loss	Equity
Balance at December 31, 2015	$639.5	$(16.0)	$623.5
Net earnings	59.9	—	59.9
Transfers from parent company, net	(598.6)	—	(598.6)
Other comprehensive income	—	3.8	3.8
Balance at September 30, 2016	$100.8	$(12.2)	$88.6

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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. Upon consummation of the offering, RRD retained approximately 0.1 million shares of the Company’s common stock which were subsequently sold by RRD on August 1, 2017. Refer to Note 1, Overview and Basis of Presentation, for further details.

As a result of the Company adopting Accounting Standards Update 2016-09 “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” beginning in the first quarter of 2017, excess tax benefits and tax deficiencies are excluded from the calculation of assumed proceeds when using the treasury stock method in calculating diluted earnings per share.

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net earnings per share:
Basic	$0.16	$0.31	$1.01	$1.85
Diluted	$0.16	$0.31	$1.01	$1.85
Numerator:
Net earnings	$5.3	$10.2	$33.4	$59.9
Denominator:
Weighted average number of common shares outstanding	33.6	32.4	33.0	32.4
Dilutive awards	0.2	—	0.2	—
Diluted weighted average number of common shares outstanding	33.8	32.4	33.2	32.4
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	—	—	0.2	—
Stock options	0.4	—	0.3	—
Total	0.4	—	0.5	—

Note 9. Comprehensive Income

The components of other comprehensive income and income tax expense allocated to each component for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$2.2	$—	$2.2	$4.6	$—	$4.6
Adjustment for net periodic pension plan and other postretirement benefits plan cost	0.6	0.3	0.3	1.6	0.6	1.0
Other comprehensive income	$2.8	$0.3	$2.5	$6.2	$0.6	$5.6

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$0.2	$—	$0.2	$4.2	$—	$4.2
Adjustment for net periodic pension plan and other postretirement benefits plan cost	(0.2)	—	(0.2)	(0.4)	—	(0.4)
Other comprehensive income	$—	$—	$—	$3.8	$—	$3.8

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Accumulated other comprehensive loss by component as of December 31, 2016 and September 30, 2017 were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2016	$(52.2)	$(16.1)	$(68.3)
Other comprehensive income before reclassifications	—	4.6	4.6
Amounts reclassified from accumulated other comprehensive loss	1.0	—	1.0
Net change in accumulated other comprehensive loss	1.0	4.6	5.6
Balance at September 30, 2017	$(51.2)	$(11.5)	$(62.7)

Accumulated other comprehensive loss by component as of December 31, 2015 and September 30, 2016 as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2015	$—	$(16.0)	$(16.0)
Other comprehensive income before reclassifications	—	4.2	4.2
Amounts reclassified from accumulated other comprehensive loss	(0.4)	—	(0.4)
Net change in accumulated other comprehensive loss	(0.4)	4.2	3.8
Balance at September 30, 2016	$(0.4)	$(11.8)	$(12.2)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended		Classification in the Condensed
	September 30,		September 30,		Consolidated and Combined
	2017	2016	2017	2016	Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial income (loss)	$0.6	$(0.2)	$1.6	$(0.4)	(a)
Reclassifications before tax	0.6	(0.2)	1.6	(0.4)
Income tax expense	0.3	—	0.6	—
Reclassifications, net of tax	$0.3	$(0.2)	$1.0	$(0.4)

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

Note 10. Segment Information

The Company’s segments are summarized below:

United States

The U.S. segment serves capital market and investment market clients in the U.S. by delivering products and services to help create, manage, and deliver, accurate and timely financial communications to investors and regulators. The Company also provides virtual data rooms to facilitate the deal management requirements of capital markets and mergers and acquisitions transactions, and provides data and analytics services that help professionals uncover intelligence from disclosures contained within public filings made with the SEC. The U.S. segment also includes language solutions capabilities, through which the Company can translate documents and create content in up to 190 different languages for its clients, and commercial print.

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

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended September 30, 2017
U.S.	$188.9	$(2.8)	$186.1	$22.4	$9.2	$7.7
International	37.1	(0.6)	36.5	1.5	1.4	0.1
Total operating segments	226.0	(3.4)	222.6	23.9	10.6	7.8
Corporate	—	—	—	(5.9)	—	0.2
Total operations	$226.0	$(3.4)	$222.6	$18.0	$10.6	$8.0

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended September 30, 2016
U.S.	$193.6	$(1.3)	$192.3	$18.7	$8.5	$1.3
International	33.2	(1.1)	32.1	1.1	1.1	—
Total operating segments	226.8	(2.4)	224.4	19.8	9.6	1.3
Corporate	—	—	—	(1.8)	0.2	0.4
Total operations	$226.8	$(2.4)	$224.4	$18.0	$9.8	$1.7

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Nine Months Ended September 30, 2017
U.S.	$665.8	$(7.6)	$658.2	$107.5	$715.3	$27.5	$18.1
International	124.8	(2.9)	121.9	7.6	96.0	4.2	0.8
Total operating segments	790.6	(10.5)	780.1	115.1	811.3	31.7	18.9
Corporate	—	—	—	(27.0)	122.4	—	1.1
Total operations	$790.6	$(10.5)	$780.1	$88.1	$933.7	$31.7	$20.0

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Nine Months Ended September 30, 2016
U.S.	$666.4	$(4.0)	$662.4	$100.0	$714.2	$26.2	$10.2
International	103.9	(3.8)	100.1	7.2	99.9	3.2	1.2
Total operating segments	770.3	(7.8)	762.5	107.2	814.1	29.4	11.4
Corporate	—	—	—	(7.7)	99.9	0.7	2.6
Total operations	$770.3	$(7.8)	$762.5	$99.5	$914.0	$30.1	$14.0

Note 11. Debt

On September 30, 2016, in connection with the Separation, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for (i) a new senior secured term loan B facility in an aggregate principal amount of $350.0 million (the “Term Loan Credit Facility”) and (ii) a new first lien senior secured revolving credit facility in an aggregate principal amount of $300.0 million (the “Revolving Facility”, and, together with the Term Loan Credit Facility, the “Credit Facilities”). The Credit Agreement contains a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $15.0 million in the aggregate. As of September 30, 2017, there were no outstanding borrowings under the Revolving Facility.

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

On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. Upon the consummation of the offering, RRD retained approximately 0.1 million shares of the Company’s common stock of the offering which were subsequently sold by RRD on August 1, 2017. In conjunction with the underwritten public offering, the underwriters exercised their option to purchase approximately 0.9 million Option Shares. The Company received approximately $18.8 million in net proceeds from the sale of the Option Shares, after deducting estimated underwriting discounts and commissions. The proceeds were used to reduce outstanding debt under the Revolving Facility.

On October 2, 2017, the Company repriced the Term Loan Credit Facility. As a result, the interest rate was reduced by 100 basis points to LIBOR plus 3.0% and the LIBOR floor was reduced by 25 basis points to .75%. Additionally, under the amended Credit Agreement, principal payments are due on a quarterly basis. Other terms, including the outstanding principal, maturity date, and debt covenants such as the minimum Interest Coverage Ratio and the maximum Leverage Ratio are consistent with the original Credit Agreement.

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

The Company’s debt as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2017	2016
8.25% senior notes due October 15, 2024	$300.0	$300.0
Term Loan Credit Facility	198.5	298.3
Borrowings under the Revolving Facility	—	—
Unamortized debt issuance costs	(10.1)	(11.3)
Total debt	488.4	587.0
Less: current portion	—	—
Long-term debt	$488.4	$587.0

The fair value of the senior notes, which was determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s senior notes was $322.2 million and $307.1 million at September 30, 2017 and December 31, 2016, respectively.

The weighted average interest rate on borrowings under the Revolving Facility was 4.4% at September 30, 2017.

Note 12. Commitments and Contingencies

Litigation

From time to time, the Company’s customers and others file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company from these parties could be considered preference items and subject to return. In addition, the Company may be party to certain litigation arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not have a material effect on the Company’s consolidated and combined results of operations, financial position or cash flows.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 13.  Related Parties

On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC common stock (RRD’s remaining ownership stake in LSC) in an underwritten public offering. As a result, beginning in the quarter ended June 30, 2017, LSC is no longer an affiliate of the Company.

On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock.  RRD retained approximately 0.1 million shares of the Company’s common stock which RRD sold on August 1, 2017. Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party and the amounts disclosed related to RRD are presented through June 30, 2017 only.

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

On March 24, 2017, pursuant to the Stockholder and Registration Rights Agreement, the Company filed a Registration Statement on Form S-1 to register the offering and sale of the Company’s common stock retained by RRD. The Registration Statement on Form S-1, as amended, was declared effective by the SEC on June 13, 2017. On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. Upon consummation of the offering, RRD retained approximately 0.1 million shares of the Company’s common stock which were subsequently sold by RRD on August 1, 2017.

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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Related Party Receivables/Payables

Pursuant to the Separation and Distribution Agreement, the Company received a cash payment of $68.0 million from RRD on April 3, 2017. The proceeds were used to reduce outstanding debt under the Term Loan Credit Facility. The Company has other amounts due to or from RRD in the normal course of business. The Company had $96.0 million of receivables from RRD and $27.1 million of payables to RRD included in the condensed consolidated balance sheet at December 31, 2016.

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

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Costs of goods sold allocation	$8.3	$28.0
Selling, general and administrative allocation	38.3	129.4
Depreciation and amortization	5.3	15.2
Total allocations from RRD	$51.9	$172.6

The Company considers the expense methodology and results to be reasonable for all periods presented.  However, these allocations may not be indicative of the actual expenses that the Company would have incurred as an independent public company or the costs it may incur in the future.

Related Party Revenues

Donnelley Financial generates a portion of net revenue from sales to RRD’s subsidiaries. Net revenues from sales to RRD and affiliates of $1.1 million and $3.6 million for the three and nine months ended September 30, 2016, respectively, were included in the unaudited condensed combined statement of operations.

Related Party Purchases

Donnelley Financial utilizes RRD for freight and logistics and services as well as certain production of printed products.  Cost of sales of $11.5 million and $48.6 million for the three and nine months ended September 30, 2016, respectively, were included in the unaudited condensed combined statement of operations for these purchases.

Donnelley Financial also utilizes RRD’s business process outsourcing business for certain composition, XBRL and other functions.  Cost of sales of $8.7 million and $29.4 million for the three and nine months ended September 30, 2016, respectively, were included in the unaudited condensed combined statement of operations for these purchases.

For periods prior to the Separation, intercompany payables with RRD and affiliates for these purchases are reflected within net parent company investment in the unaudited condensed consolidated and combined financial statements.

Share-Based Compensation Prior to Separation

Prior to the Separation, certain Donnelley Financial employees participated in RRD’s share-based compensation plans, the costs of which have been allocated to Donnelley Financial and recorded in selling, general and administrative expenses in the unaudited condensed combined statement of operations. Share-based compensation costs allocated to the Company were $0.2 million and $1.2 million for the three and nine months ended September 30, 2016, respectively.

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

Centralized Cash Management Prior to Separation

RRD used a centralized approach to cash management and financing of operations.  Prior to the Separation, the majority of the Company’s foreign subsidiaries were party to RRD’s international cash pooling arrangements to maximize the availability of cash for general operating and investing purposes.  As part of RRD’s centralized cash management process, cash balances were swept regularly from the Company’s accounts.  Cash transfers to and from RRD’s cash concentration accounts and the resulting balances at the end of each reporting period prior to the Separation are reflected in net parent company investment in the consolidated balance sheet.

Debt

RRD’s third party debt and related interest expense have not been allocated to the Company for any of the periods presented as the Company was not the legal obligor of the debt and the borrowings were not directly related to the Company’s business.

Note 14. New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires an employer to report the service cost component of net periodic benefit cost in the same line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost will be presented in the income statement separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. ASU 2017-07 must be applied retrospectively and is effective in the first quarter of 2018. Early adoption is permitted; however the Company plans to adopt the standard in the first quarter of 2018. Refer to Note 6, Retirement Plans, for disclosure of pension income for the nine months ended September 30, 2017 and 2016 which would be reclassified to other income upon adoption of the standard.

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

The following tables set forth condensed consolidating statements of income for the three and nine months ended September 30, 2017 and 2016, condensed consolidating statements of financial position as of September 30, 2017 and December 31, 2016, and condensed consolidating and combined statements of cash flows for the nine months ended September 30, 2017 and 2016. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions. For purposes of the tables below, the Company is referred to as “Parent” and the Guarantors are referred to as “Guarantor Subsidiaries.”

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$112.3	$30.1	$(2.1)	$140.3
Products net sales	—	76.6	7.0	(1.3)	82.3
Total net sales	—	188.9	37.1	(3.4)	222.6
Services cost of sales (exclusive of depreciation and amortization)	—	63.6	20.1	(2.0)	81.7
Products cost of sales (exclusive of depreciation and amortization)	—	56.0	4.3	(1.4)	58.9
Total cost of sales	—	119.6	24.4	(3.4)	140.6
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	44.2	9.8	—	54.0
Restructuring, impairment and other charges-net	—	(0.7)	0.1	—	(0.6)
Depreciation and amortization	—	9.2	1.4	—	10.6
Income from operations	—	16.6	1.4	—	18.0
Interest expense-net	10.2	0.4	—	—	10.6
Earnings (loss) before income taxes and equity in net income of subsidiaries	(10.2)	16.2	1.4	—	7.4
Income tax (benefit) expense	(5.1)	8.4	(1.2)	—	2.1
Earnings (loss) before equity in net income of subsidiaries	(5.1)	7.8	2.6	—	5.3
Equity in net income of subsidiaries	10.4	2.6	—	(13.0)	—
Net earnings (loss)	$5.3	$10.4	$2.6	$(13.0)	$5.3
Comprehensive income (loss)	$7.8	$12.9	$4.8	$(17.7)	$7.8

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$386.7	$91.2	$(6.5)	$471.4
Products net sales	—	279.1	33.6	(4.0)	308.7
Total net sales	—	665.8	124.8	(10.5)	780.1
Services cost of sales (exclusive of depreciation and amortization)	—	186.9	59.2	(5.9)	240.2
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	—	18.4	1.1	—	19.5
Products cost of sales (exclusive of depreciation and amortization)	—	174.6	20.7	(4.6)	190.7
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	—	30.1	2.2	—	32.3
Total cost of sales	—	410.0	83.2	(10.5)	482.7
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	142.6	28.6	—	171.2
Restructuring, impairment and other charges-net	—	5.1	1.3	—	6.4
Depreciation and amortization	—	27.5	4.2	—	31.7
Income from operations	—	80.6	7.5	—	88.1
Interest expense-net	32.7	—	—	—	32.7
Earnings (loss) before income taxes and equity in net income of subsidiaries	(32.7)	80.6	7.5	—	55.4
Income tax (benefit) expense	(14.4)	35.0	1.4	—	22.0
Earnings (loss) before equity in net income of subsidiaries	(18.3)	45.6	6.1	—	33.4
Equity in net income of subsidiaries	51.7	6.1	—	(57.8)	—
Net earnings	$33.4	$51.7	$6.1	$(57.8)	$33.4
Comprehensive income	$39.0	$57.3	$10.7	$(68.0)	$39.0

*	Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party, therefore the amounts disclosed related to RRD are presented through June 30, 2017 only.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$115.5	$25.5	$(1.6)	$139.4
Products net sales	—	78.1	7.7	(0.8)	85.0
Total net sales	—	193.6	33.2	(2.4)	224.4
Services cost of sales (exclusive of depreciation and amortization)	—	49.3	16.4	(1.5)	64.2
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)	—	8.2	0.5	—	8.7
Products cost of sales (exclusive of depreciation and amortization)	—	57.7	5.2	(0.9)	62.0
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)	—	11.5	—	—	11.5
Total cost of sales	—	126.7	22.1	(2.4)	146.4
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	39.9	8.6	—	48.5
Restructuring, impairment and other charges-net	—	1.4	0.3	—	1.7
Depreciation and amortization	—	8.7	1.1	—	9.8
Income from operations	—	16.9	1.1	—	18.0
Interest expense (income) –net	—	(0.2)	0.1	—	(0.1)
Earnings before income taxes and equity in net income of subsidiaries	—	17.1	1.0	—	18.1
Income tax (benefit) expense	—	9.5	(1.6)	—	7.9
Earnings before equity in net income of subsidiaries	—	7.6	2.6	—	10.2
Equity in net income of subsidiaries	10.2	2.6	—	(12.8)	—
Net earnings	$10.2	$10.2	$2.6	$(12.8)	$10.2
Comprehensive income	$10.2	$10.2	$2.8	$(13.0)	$10.2

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$381.9	$77.3	$(5.1)	$454.1
Products net sales	—	284.5	26.6	(2.7)	308.4
Total net sales	—	666.4	103.9	(7.8)	762.5
Services cost of sales (exclusive of depreciation and amortization)	—	170.0	49.4	(4.8)	214.6
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)	—	27.8	1.6	—	29.4
Products cost of sales (exclusive of depreciation and amortization)	—	164.6	18.3	(3.0)	179.9
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)	—	48.6	—	—	48.6
Total cost of sales	—	411.0	69.3	(7.8)	472.5
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	133.1	23.7	—	156.8
Restructuring, impairment and other charges-net	—	3.1	0.5	—	3.6
Depreciation and amortization	—	26.9	3.2	—	30.1
Income from operations	—	92.3	7.2	—	99.5
Interest expense-net	—	0.2	0.1	—	0.3
Earnings before income taxes and equity in net income of subsidiaries	—	92.1	7.1	—	99.2
Income tax expense	—	38.6	0.7	—	39.3
Earnings before equity in net income of subsidiaries	—	53.5	6.4	—	59.9
Equity in net income of subsidiaries	59.9	6.4	—	(66.3)	—
Net earnings	$59.9	$59.9	$6.4	$(66.3)	$59.9
Comprehensive income	$63.7	$63.7	$10.6	$(74.3)	$63.7

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of September 30, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$0.2	$21.3	$10.7	$—	$32.2
Receivables, less allowances	—	177.7	41.6	—	219.3
Intercompany receivables	—	80.5	—	(80.5)	—
Intercompany short-term note receivable	—	—	35.0	(35.0)	—
Inventories	—	21.2	2.4	—	23.6
Prepaid expenses and other current assets	7.3	7.1	3.6	(2.9)	15.1
Total current assets	7.5	307.8	93.3	(118.4)	290.2
Property, plant and equipment-net	—	31.4	3.3	—	34.7
Goodwill	—	429.2	18.3	—	447.5
Other intangible assets-net	—	35.2	9.0	—	44.2
Software-net	—	41.5	0.4	—	41.9
Deferred income taxes	—	32.6	4.0	—	36.6
Other noncurrent assets	3.7	30.2	4.7	—	38.6
Investments in consolidated subsidiaries	750.3	85.2	—	(835.5)	—
Total assets	$761.5	$993.1	$133.0	$(953.9)	$933.7
LIABILITIES AND EQUITY
Accounts payable	$—	$61.5	$12.9	$—	$74.4
Intercompany payable	64.5	—	16.0	(80.5)	—
Intercompany short-term note payable	35.0	—	—	(35.0)	—
Accrued liabilities	—	97.9	15.1	(2.9)	110.1
Total current liabilities	99.5	159.4	44.0	(118.4)	184.5
Long-term debt	488.4	—	—	—	488.4
Deferred compensation liabilities	—	24.6	—	—	24.6
Pension and other postretirement benefits plan liabilities	—	50.2	1.2	—	51.4
Other noncurrent liabilities	—	8.6	2.6	—	11.2
Total liabilities	587.9	242.8	47.8	(118.4)	760.1
Total equity	173.6	750.3	85.2	(835.5)	173.6
Total liabilities and equity	$761.5	$993.1	$133.0	$(953.9)	$933.7

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
LIABILITIES AND EQUITY
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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(4.3)	$21.8	$13.8	$2.4	$33.7
INVESTING ACTIVITIES
Capital expenditures	—	(19.2)	(0.8)	—	(20.0)
Purchase of investment	—	(3.4)	—	—	(3.4)
Intercompany note receivable	—	—	(19.7)	19.7	—
Other investing activities	—	0.3	—	—	0.3
Net cash provided by (used in) investing activities	—	(22.3)	(20.5)	19.7	(23.1)
FINANCING ACTIVITIES
Revolving facility borrowings	230.0	—	—	—	230.0
Payments on revolving facility borrowings	(230.0)	—	—	—	(230.0)
Payments on long-term debt	(100.0)	—	—	—	(100.0)
Debt issuance costs	(1.5)	—	—	—	(1.5)
Separation-related payment from R.R. Donnelley	68.0	—	—	—	68.0
Proceeds from the issuance of common stock	18.8	—	—	—	18.8
Treasury stock repurchases	(0.9)	—	—	—	(0.9)
Intercompany note payable	19.7	—	—	(19.7)	—
Other financing activities	0.4	—	—	—	0.4
Net cash provided by (used in) financing activities	4.5	—	—	(19.7)	(15.2)
Effect of exchange rate on cash and cash equivalents	—	—	0.6	—	0.6
Net (decrease) increase in cash and cash equivalents	0.2	(0.5)	(6.1)	2.4	(4.0)
Cash and cash equivalents at beginning of year	—	21.8	16.8	(2.4)	36.2
Cash and cash equivalents at end of period	$0.2	$21.3	$10.7	$—	$32.2

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$—	$52.6	$4.2	$—	$56.8
INVESTING ACTIVITIES
Capital expenditures	—	(12.8)	(1.2)	—	(14.0)
Purchase of investment	—	(3.5)	—	—	(3.5)
Other investing activities	—	—	0.5	—	0.5
Net cash used in investing activities	—	(16.3)	(0.7)	—	(17.0)
FINANCING ACTIVITIES
Debt issuance costs	(9.3)	—	—	—	(9.3)
Proceeds from issuance of long-term debt	348.2	—	—	—	348.2
Net change in short-term debt	—	—	(8.8)	—	(8.8)
Net transfers to Parent and affiliates	(338.9)	(9.1)	11.8	—	(336.2)
Net cash (used in) provided by financing activities	—	(9.1)	3.0	—	(6.1)
Effect of exchange rate on cash and cash equivalents	—	—	4.2	—	4.2
Net increase in cash and cash equivalents	—	27.2	10.7	—	37.9
Cash and cash equivalents at beginning of year	—	0.1	15.0	—	15.1
Cash and cash equivalents at end of period	$—	$27.3	$25.7	$—	$53.0

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

Donnelley Financial’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange on October 3, 2016. On October 1, 2016, RRD also completed the previously announced separation of LSC Communications, Inc. (“LSC”), its publishing and retail-centric print services and office products business. On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC common stock (RRD’s remaining ownership stake in LSC) in an underwritten public offering. As a result, beginning in the quarter ended June 30, 2017, LSC is no longer an affiliate of the Company.

On March 24, 2017, pursuant to the Stockholder and Registration Rights Agreement, the Company filed a Registration Statement on Form S-1 to register the offering and sale of the Company’s common stock retained by RRD. The Registration Statement on Form S-1, as amended, was declared effective by the SEC on June 13, 2017. On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. RRD retained approximately 0.1 million shares of the Company’s common stock upon consummation of the offering which were subsequently sold by RRD on August 1, 2017. In conjunction with the underwritten public offering, the underwriters exercised their option to purchase approximately 0.9 million of the Company’s shares (the “Option Shares”). The Company received approximately $18.8 million in net proceeds from the sale of the Option Shares, after deducting estimated underwriting discounts and commissions. The proceeds were used to reduce outstanding debt under the Revolving Facility (as defined in Liquidity and Capital Resources).

Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party, therefore amounts disclosed related to RRD are presented through June 30, 2017 only.

Executive Overview

Third Quarter Overview

Net sales decreased by $1.8 million, or 0.8%, for the third quarter of 2017 compared to the same period in the prior year. There was a $0.3 million, or 0.1%, increase due to changes in foreign exchange rates. Net sales decreased primarily due to lower volumes in capital markets transactions, partially offset by higher volumes in mutual fund print and print-related services and capital markets compliance.

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

A reconciliation of GAAP net earnings to Non-GAAP adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016 for these adjustments is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Net earnings	$5.3	$10.2	$33.4	$59.9
Restructuring, impairment and other charges—net	(0.6)	1.7	6.4	3.6
Share-based compensation expense	1.7	0.2	5.2	1.2
Spin-off related transaction expenses	2.6	—	9.8	—
Depreciation and amortization	10.6	9.8	31.7	30.1
Interest expense (income)—net	10.6	(0.1)	32.7	0.3
Income tax expense	2.1	7.9	22.0	39.3
Non-GAAP adjusted EBITDA	$32.3	$29.7	$141.2	$134.4

2017 Restructuring, impairment and other charges—net. The three months ended September 30, 2017 included $0.4 million for employee termination costs and a $1.0 million net reversal of other restructuring charges, primarily related to the reversal of previously recognized lease termination costs associated with a facility that the Company began using during the third quarter of 2017. The nine months ended September 30, 2017 included $5.2 million for employee termination costs, $0.9 million of net lease termination and other restructuring costs, $0.2 million of net impairment charges of long-lived assets and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

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

Share-based compensation expense. Included pre-tax charges of $1.7 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and $5.2 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Spin-off related transaction expenses. Included pre-tax charges of $2.6 million and $9.8 million related to third-party consulting fees, legal fees and other costs related to the Separation for the three months and nine months ended September 30, 2017, respectively.

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

Results of Operations for the Three Months Ended September 30, 2017 as Compared to the Three Months Ended September 30, 2016

The following table shows the results of operations for the three months ended September 30, 2017 and 2016 :

	2017	2016	$ Change	% Change
	(in millions, except percentages)
Services net sales	$140.3	$139.4	$0.9	0.6%
Products net sales	82.3	85.0	(2.7)	(3.2%)
Net sales	222.6	224.4	(1.8)	(0.8%)
Services cost of sales (exclusive of depreciation and amortization)	81.7	64.2	17.5	27.3%
Services cost of sales with RRD affiliates (exclusive of depreciation and amortization)*	—	8.7	(8.7)	(100.0%)
Products cost of sales (exclusive of depreciation and amortization)	58.9	62.0	(3.1)	(5.0%)
Products cost of sales with RRD affiliates (exclusive of depreciation and amortization)*	—	11.5	(11.5)	(100.0%)
Cost of sales	140.6	146.4	(5.8)	(4.0%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	54.0	48.5	5.5	11.3%
Restructuring, impairment and other charges-net	(0.6)	1.7	(2.3)	(135.3%)
Depreciation and amortization	10.6	9.8	0.8	8.2%
Income from operations	$18.0	$18.0	$-	0.0%

*	Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party, therefore the amounts disclosed related to RRD are presented through June 30, 2017 only.

Consolidated and Combined

Net sales of services for the three months ended September 30, 2017 increased $0.9 million, or 0.6%, to $140.3 million, versus the three months ended September 30, 2016, including a $0.2 million, or  0.1%, increase due to changes in foreign exchange rates. Net sales of services increased due to higher mutual fund print-related services and virtual data room services, partially offset by lower volumes in both capital markets transactions and compliance and mutual fund content management volumes.

Net sales of products for the three months ended September 30, 2017 decreased $2.7 million, or 3.2%, to $82.3 million versus the three months ended September 30, 2016, including a $0.1 million, or 0.1%, increase due to changes in foreign exchange rates. Net sales of products decreased due to lower capital markets transactions volumes and healthcare print volumes, partially offset by higher capital markets compliance volumes.

Services cost of sales increased $8.8 million, or 12.1%, for the three months ended September 30, 2017, versus the three months ended September 30, 2016. Services cost of sales increased due to higher volumes in mutual fund print-related services, an increase in the allocation of information technology expenses from selling, general and administrative expenses to cost of sales, partially offset by cost control initiatives. As a percentage of net sales, services cost of sales increased 5.9% primarily due to unfavorable mix from lower capital markets transaction volumes and increased information technology expenses.

Products cost of sales decreased $14.6 million, or 19.9%, for the three months ended September 30, 2017, versus the three months ended September 30, 2016. As a percentage of net sales, products cost of sales decreased 14.9%. Products cost of sales decreased due to a favorable mix of products sales and cost control initiatives.

Selling, general and administrative expenses increased $5.5 million, or 11.3%, to $54.0 million, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to an increase in expenses incurred to operate as an independent public company, including employee compensation costs and spin-off related transaction expenses, partially offset by an increase in the allocation of information technology expenses from selling, general and administrative expenses to cost of sales. As a percentage of net sales, selling, general, and administrative expenses increased from 21.6% for the three months ended September 30, 2016 to 24.3% for the three months ended September 30, 2017 due to increased costs of operating as an independent public company.

For the three months ended September 30, 2017, the Company recorded a net restructuring reversal of $0.6 million, as compared to $1.7 million in expense for the three months ended September 30, 2016. In 2017, the net restructuring reversal included a $1.0 million net restructuring reversal of other restructuring charges, primarily related to the reversal of previously recognized lease termination charges associated with a facility that the Company began using during the third quarter of September 30, 2017 partially offset by $0.4 million of employee termination costs for 21 employees. In 2016, these charges included $1.3 million of employee termination costs for 22 employees and $0.4 million of lease termination and other restructuring costs.

Depreciation and amortization increased $0.8 million, or 8.2%, to $10.6 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.  Depreciation and amortization included $3.6 million and $3.6 million of amortization of other intangible assets related to customer relationships, trade names and non-compete agreements for the three months ended September 30, 2017 and 2016, respectively.

Income from operations for the three months ended September 30, 2017 was consistent at $18.0 million as compared to the three months ended September 30, 2016, due to cost control initiatives and higher volumes in capital markets compliance, mutual fund print-related services and virtual data room services, partially offset by lower volumes in capital markets transactions and healthcare print, an increase in expenses incurred to operate as an independent public company, including employee compensation costs and spin-off related transaction expenses.

	2017	2016	$ Change	% Change
	(in millions, except percentages)
Interest expense (income)-net	$10.6	$(0.1)	$10.7	nm

Net interest expense increased $10.7 million for the three months ended September 30, 2017 versus the same period in 2016, due to the issuance of debt in connection with the Separation.

	2017	2016	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$7.4	$18.1	$(10.7)	(59.1%)
Income tax expense	2.1	7.9	(5.8)	(73.4%)
Effective income tax rate	28.4%	43.6%

The effective income tax rate was 28.4% for the three months ended September 30, 2017 compared to 43.6% for the three months ended September 30, 2016.  For the quarter ended September 30, 2017, the effective income tax rate is lower due to a decrease in the estimated full-year income tax rate, which was driven by a favorable change in jurisdictional mix of income, as well as the positive settlement of previous years’ tax disputes.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate.

U.S.

	Three Months Ended September 30,
	2017	2016
	(in millions, except percentages)
Net sales	$186.1	$192.3
Income from operations	22.4	18.7
Operating margin	12.0%	9.7%
Restructuring, impairment and other charges-net	(0.8)	1.4
Spin-off related transaction expenses	2.2	—

	Net Sales for the Three Months
	Ended September 30,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Capital Markets	$93.8	$98.4	$(4.6)	(4.7%)
Investment Markets	81.7	84.1	(2.4)	(2.9%)
Language Solutions and other	10.6	9.8	0.8	8.2%
Total U.S.	$186.1	$192.3	$(6.2)	(3.2%)

Net sales for the U.S. segment for the three months ended September 30, 2017 were $186.1 million, a decrease of $6.2 million, or 3.2%, compared to the three months ended September 30, 2016.  Net sales decreased due to lower volumes in capital markets transactions and healthcare print, partially offset by higher capital markets compliance volumes, mutual fund print-related services, and virtual data room services. An analysis of net sales by reporting unit follows:

•	Capital Markets: Sales decreased due to lower transactions volumes, partially offset by higher compliance volumes, and virtual data room services.
•	Investment Markets: Sales decreased due to lower healthcare and content management volumes partially offset by higher mutual fund print-related services.
•	Language Solutions and other: Sales increased primarily due to higher volumes in commercial print.

U.S. segment income from operations increased $3.7 million, or 19.8%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to an increase in capital markets compliance volumes, mutual fund print-related services, cost control initiatives, and lower restructuring, impairment and other charges, partially offset by lower volumes in capital markets transactions, spin-off related transaction expenses and lower healthcare volumes.

Operating margins increased from 9.7% for the three months ended September 30, 2016 to 12.0% for the three months ended September 30, 2017 due to cost control initiatives, partially offset by an increase in selling expenses and incentive compensation expense.

International

	Three Months Ended September 30,
	2017	2016
	(in millions, except percentages)
Net sales	$36.5	$32.1
Income from operations	1.5	1.1
Operating margin	4.1%	3.4%
Restructuring, impairment and other charges-net	0.1	0.3

Net sales for the International segment for the three months ended September 30, 2017 were $36.5 million, an increase of $4.4 million, or 13.7%, compared to the three months ended September 30, 2016 including a $0.3 million, or 0.9%, increase due to changes in foreign exchange rates. Net sales increased due to higher mutual fund print-related services and translation services.

International segment income from operations increased $0.4 million, or 36.4%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, due to an increase in mutual fund print-related services and translation services and lower restructuring, impairment and other charges, partially offset by an increase in allocated expenses, including information technology expenses.

Operating margins increased from 3.4% for the three months ended September 30, 2016 to 4.1% for the three months ended September 30, 2017 due to an increase in overall sales volume for the segment, partially offset by an increase in allocated expenses, including information technology expenses.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended September 30,
	2017	2016
	(in millions)
Operating expenses	$5.9	$1.8
Spin-off related transaction expenses	0.4	—
Share-based compensation expense	1.7	0.2
Restructuring, impairment and other charges-net	0.1	—

Corporate operating expenses for the three months ended September 30, 2017 increased $4.1 million versus the same period in 2016 due to higher employee compensation costs incurred to operate as an independent public company, an increase in share-based compensation expense and spin-off related transaction expenses.

Results of Operations for the Nine Months Ended September 30, 2017 as Compared to the Nine Months Ended September 30, 2016

The following table shows the results of operations for the nine months ended September 30, 2017 and 2016 :

	2017	2016	$ Change	% Change
	(in millions, except percentages)
Services net sales	$471.4	$454.1	$17.3	3.8%
Products net sales	308.7	308.4	0.3	0.1%
Net sales	780.1	762.5	17.6	2.3%
Services cost of sales (exclusive of depreciation and amortization)	240.2	214.6	25.6	11.9%
Services cost of sales with RRD affiliates (exclusive of depreciation and amortization)*	19.5	29.4	(9.9)	(33.7%)
Products cost of sales (exclusive of depreciation and amortization)	190.7	179.9	10.8	6.0%
Products cost of sales with RRD affiliates (exclusive of depreciation and amortization)*	32.3	48.6	(16.3)	(33.5%)
Cost of sales	482.7	472.5	10.2	2.2%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	171.2	156.8	14.4	9.2%
Restructuring, impairment and other charges-net	6.4	3.6	2.8	77.8%
Depreciation and amortization	31.7	30.1	1.6	5.3%
Income from operations	$88.1	$99.5	$(11.4)	(11.5%)

*	Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party, therefore the amounts disclosed related to RRD are presented through June 30, 2017 only.

Consolidated and Combined

Net sales of services for the nine months ended September 30, 2017 increased $17.3 million, or 3.8%, to $471.4 million, versus the nine months ended September 30, 2016, including a $2.4 million, or 0.5%, decrease due to changes in foreign exchange rates. Net sales of services increased due to higher volumes in mutual fund print-related services, virtual data room services and content management, partially offset by lower capital markets transactions and compliance volumes.

Net sales of products for the nine months ended September 30, 2017 increased $0.3 million, or 0.1%, to $308.7 million versus the nine months ended September 30, 2016, including a $1.0 million, or 0.3%, decrease due to changes in foreign exchange rates. Net sales of products increased due to higher capital markets compliance and mutual fund print-volumes, partially offset by lower capital markets transactions volumes and healthcare volumes.

Services cost of sales increased $15.7 million, or 6.4%, for the nine months ended September 30, 2017, versus the nine months ended September 30, 2016. Services cost of sales increased due to higher mutual fund print-related services, and content management volumes, an increase in the allocation of information technology expenses from selling, general and administrative expenses to cost of sales and an increase in incentive compensation expense, partially offset by cost control initiatives. As a percentage of net sales, services cost of sales increased 1.4% due to unfavorable mix and the increased information technology expense.

Products cost of sales decreased $5.5 million, or 2.4%, for the nine months ended September 30, 2017, versus the nine months ended September 30, 2016. As a percentage of net sales, products cost of sales decreased 1.9%.  Products cost of sales decreased due to a favorable mix of product sales and cost control initiatives.

Selling, general and administrative expenses increased $14.4 million, or 9.2%, to $171.2 million, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to an increase in expenses incurred to operate as an independent public company, including selling expenses, employee compensation costs and spin-off related transaction expenses, partially offset by an increase in the allocation of information technology expenses from selling, general and administrative expenses to cost of sales. As a percentage of net sales, selling, general, and administrative expenses increased from 20.6% for the nine months ended September 30, 2016 to 21.9% for the nine months ended September 30, 2017 primarily due to increased costs of operating as an independent public company, including spin-off related transaction expenses.

For the nine months ended September 30, 2017, the Company recorded net restructuring, impairment and other charges of $6.4 million, as compared to $3.6 million for the nine months ended September 30, 2016.  In 2017, these charges included $5.2 million of employee termination costs for 169 employees, $0.9 million of lease termination and other restructuring costs, $0.2 million of impairment charges for long-lived assets, and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.  In 2016, these charges included $2.3 million of employee termination costs for 74 employees, $1.2 million of lease termination and other restructuring costs and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

Depreciation and amortization increased $1.6 million, or 5.3%, to $31.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  Depreciation and amortization included $10.7 million and $10.8 million of amortization of other intangible assets related to customer relationships, trade names and non-compete agreements for the nine months ended September 30, 2017 and 2016, respectively.

Income from operations for the nine months ended September 30, 2017 decreased $11.4 million, or 11.5%, to $88.1 million versus the nine months ended September 30, 2016, due to lower volumes in capital markets transactions and healthcare print and an increase in expenses incurred to operate as an independent public company, including selling expenses, employee compensation costs and spin-off related transaction expenses, partially offset by cost control initiatives and higher volumes in mutual funds print-related, capital markets compliance, mutual fund print, virtual data room services, and content management.

	2017	2016	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$32.7	$0.3	$32.4	nm

Net interest expense increased $32.4 million for the nine months ended September 30, 2017 versus the same period in 2016, due to the issuance of debt in connection with the Separation.

	2017	2016	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$55.4	$99.2	$(43.8)	(44.2%)
Income tax expense	22.0	39.3	(17.3)	(44.0%)
Effective income tax rate	39.7%	39.6%

The effective income tax rate was 39.7% for the nine months ended September 30, 2017 compared to 39.6% for the nine months ended September 30, 2016.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate.

U.S.

	Nine Months Ended September 30,
	2017	2016
	(in millions, except percentages)
Net sales	$658.2	$662.4
Income from operations	107.5	100.0
Operating margin	16.3%	15.1%
Restructuring, impairment and other charges-net	4.4	3.1
Spin-off related transaction expenses	4.0	—

	Net Sales for the Nine Months
	Ended September 30,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Capital Markets	$349.8	$369.5	$(19.7)	(5.3%)
Investment Markets	276.0	263.7	12.3	4.7%
Language Solutions and other	32.4	29.2	3.2	11.0%
Total U.S.	$658.2	$662.4	$(4.2)	(0.6%)

Net sales for the U.S. segment for the nine months ended September 30, 2017 were $658.2 million, a decrease of $4.2 million, or 0.6%, compared to the nine months ended September 30, 2016. Net sales decreased due to lower capital markets transactions and healthcare volumes partially offset by higher volumes in capital markets compliance, mutual fund print-related services, mutual fund print volumes, virtual data room services and content management. An analysis of net sales by reporting unit follows:

•	Capital Markets: Sales decreased due to lower transactions volumes, partially offset by increased compliance volumes and virtual data room services.
•	Investment Markets: Sales increased due to higher mutual fund print and print-related services, mutual fund print, and content management volumes, partially offset by lower healthcare volumes.
•	Language Solutions and other: Sales increased primarily due to higher volumes in commercial print.

U.S. segment income from operations increased $7.5 million, or 7.5%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, due to cost control initiatives and higher volumes in capital markets compliance, mutual fund print-related services, mutual fund print volumes, virtual data room services and content management, partially offset by lower capital markets transactions and healthcare volumes and an increase in selling expenses, spin-off related transaction expenses, incentive compensation expense, and restructuring, impairment and other charges.

Operating margins increased from 15.1% for the nine months ended September 30, 2016 to 16.3% for the nine months ended September 30, 2017 due to cost control initiatives. The increase in operating margins was partially offset by spin-off related transaction expenses and higher restructuring, impairment and other charges which impacted margins by 0.6 and 0.2 percentage points, respectively, and an increase in selling expenses and incentive compensation expense.

International

	Nine Months Ended September 30,
	2017	2016
	(in millions, except percentages)
Net sales	$121.9	$100.1
Income from operations	7.6	7.2
Operating margin	6.2%	7.2%
Restructuring, impairment and other charges-net	1.3	0.5

Net sales for the International segment for the nine months ended September 30, 2017 were $121.9 million, an increase of $21.8 million, or 21.8%, compared to the nine months ended September 30, 2016 including a $3.4 million, or 3.4%, decrease due to changes in foreign exchange rates. Net sales increased due to higher volumes in capital markets transactions, mutual funds, virtual data room, and translation services.

International segment income from operations was $7.6 million and $7.2 million for the nine months ended September 30, 2017 and 2016, respectively, due to the increase from the higher volumes in capital markets transactions, mutual funds, virtual data room and translation services and cost control initiatives, mostly offset by an increase in allocated expenses, including information technology expenses and an increase in incentive compensation expense and restructuring, impairment and other charges.

Operating margins decreased from 7.2% for the nine months ended September 30, 2016 to 6.2% for the nine months ended September 30, 2017 of which 0.6 percentage points were due to higher restructuring, impairment and other charges.  Operating margins were also impacted by an increase in allocated expenses, including information technology expenses partially offset by cost control initiatives.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Operating expenses	$27.0	$7.7
Spin-off related transaction expenses	5.8	—
Share-based compensation expense	5.2	1.2
Restructuring, impairment and other charges-net	0.7	—

Corporate operating expenses for the nine months ended September 30, 2017 increased $19.3 million versus the same period in 2016 due to higher employee compensation costs incurred to operate as an independent public company, spin-off related transaction expenses and an increase in share-based compensation and bad debt expense.

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

The following describes the Company’s cash flows for the nine months ended September 30, 2017 and 2016.

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

Net cash provided by operating activities was $33.7 million for the nine months ended September 30, 2017 compared to $56.8 million for the nine months ended September 30, 2016. The decrease in net cash provided by operating activities reflected higher payments related to interest and the timing of payments for suppliers and employee-related liabilities, offset by the timing of customer payments.

Cash Flows Used For Investing Activities

Net cash used in investing activities was $23.1 million for the nine months ended September 30, 2017 compared to $17.0 million for the nine months ended September 30, 2016.  Capital expenditures were $20.0 million during the nine months ended September 30, 2017, an increase of $6.0 million as compared to the nine months ended September 30, 2016. The Company expects that capital expenditures for 2017 will be approximately $30.0 million to $35.0 million, compared to $26.2 million in 2016.

Cash Flows Provided By Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2017 was $15.2 million compared to $6.1 million for the nine months ended September 30, 2016. The increase in net cash used in financing activities reflected $100.0 million in payments on long-term debt partially offset by a $68.0 million Separation-related payment from RRD and $18.8 million of proceeds from the issuance of common stock as compared to $348.2 million of proceeds from issuance of long-term debt during the nine months ended September 30, 2016, mostly offset by $336.2 million in net transfers from RRD and its affiliates in connection with the Separation.

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

Liquidity

Cash and cash equivalents of $32.2 million at September 30, 2017 included $21.5 million in the U.S. and $10.7 million at international locations. The Company has not recognized deferred tax liabilities related to taxes on foreign earnings as foreign earnings are considered to be indefinitely reinvested. Certain cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be indefinitely reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. RRD retained approximately 0.1 million shares of the Company’s common stock upon consummation of the offering which were subsequently sold by RRD on August 1, 2017. In conjunction with the underwritten public offering, the underwriters exercised their option to purchase approximately 0.9 million Option Shares. The Company received approximately $18.8 million in net proceeds from the sale of the Option Shares, after deducting estimated underwriting discounts and commissions. The proceeds were used to reduce outstanding debt under the Revolving Facility.

Pursuant to the Separation and Distribution Agreement, the Company received a cash payment of $68.0 million from RRD on April 3, 2017. The proceeds were used to reduce outstanding debt under the Term Loan Credit Facility.

The Company’s debt maturity schedule as of September 30, 2017 is shown in the table below:

	Debt Maturity Schedule
	Total	2017	2018	2019	2020	2021	Thereafter
Notes (a)	$300.0	$—	$—	$—	$—	$—	$300.0
Borrowings under the Term Loan Credit Facility (b)	200.0	—	—	—	—	—	200.0
Borrowings under the Revolving Facility	—	—	—	—	—	—	—
Total	$500.0	$—	$—	$—	$—	$—	$500.0

(a)	Excludes unamortized debt issuance costs of $5.8 million which do not represent contractual commitments with a fixed amount or maturity date.
(b)	Excludes unamortized debt issuance costs of $4.3 million and a discount of $1.5 million which do not represent contractual commitments with a fixed amount or maturity date.

On October 2, 2017, the Company repriced the Term Loan Credit Facility. As a result, the interest rate was reduced by 100 basis points to LIBOR plus 3.0% and the LIBOR floor was reduced by 25 basis points to .75%. Additionally, under the amended Credit Agreement, principal payments are due on a quarterly basis. Other terms, including the outstanding principal, maturity date, and debt covenants such as the minimum interest coverage ratio and the maximum leverage ratio are consistent with the original Credit Agreement. If the debt maturity schedule above as of September 30, 2017 reflected the impact of the amended Credit Agreement, the Company would reflect the following amounts for Borrowings under the Term Loan Credit Facility:

	Total	2017	2018	2019	2020	2021	Thereafter
Borrowings under the Term Loan Credit Facility	$200.0	$2.5	$9.7	$9.2	$8.8	$8.3	$161.5

The Credit Agreement contains a number of covenants, including, but not limited to, a minimum Interest Coverage Ratio and the Consolidated Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $15.0 million in aggregate, though additional dividends may be allowed subject to certain conditions. Each of these covenants is subject to important exceptions and qualifications.

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

As of September 30, 2017, there were no outstanding borrowings under the Revolving Facility. Based on the Company’s results of operations for the twelve months ended September 30, 2017 and existing debt, the Company would have had the ability to utilize $261.0 million of the $300.0 million Revolving Facility and not have been in violation of the terms of the agreement. The current availability under the Revolving Facility and net available liquidity as of September 30, 2017 is shown in the table below:

September 30, 2017
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	(39.0)
$261.0
Usage
Borrowings under the Revolving Facility	—
Impact on availability related to outstanding letters of credit	—
$—

Current availability at September 30, 2017	$261.0
Cash	32.2
Net Available Liquidity	$293.2

The Company was in compliance with its debt covenants as of September 30, 2017, and expects to remain in compliance based on management’s estimates of operating and financial results for 2017 and the foreseeable future.  However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods.  As of September 30, 2017, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of September 30, 2017, the Revolving Facility is supported by seventeen U.S. and international financial institutions.

As of September 30, 2017, the Company had $4.2 million in outstanding letters of credit and bank guarantees, of which there was no reduction to the availability under the Revolving Facility.

The Company’s liquidity may be affected by its credit ratings. The Company’s S&P and Moody’s credit ratings as of September 30, 2017 are shown in the table below:

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

On September 30, 2016, the Company issued $300.0 million of 8.250% Senior Notes (the “Notes”) due October 15, 2024.  Interest on the Notes is due semi-annually on April 15 and October 15, commencing on April 15, 2017.

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

Risk Management

The Company is exposed to interest rate risk on its variable debt.  At September 30, 2017, the Company’s exposure to rate fluctuations on variable-interest borrowings was $198.5 million.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows. A hypothetical 10% change in yield would change the fair values of fixed-rate debt at September 30, 2017 by approximately $11.7 million, or 3.9%.

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

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2017. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

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

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2017 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 12, Commitments and Contingencies, to the Condensed Consolidated and Combined Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

2.1

Separation and Distribution Agreement, dated as of September 14, 2016, by and among R. R. Donnelley & Sons Company, LSC Communications, Inc. and Donnelley Financial Solutions, Inc. (the “Separation Agreement”) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.2

Transition Services Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.3

Transition Services Agreement, dated as of September 14, 2016, between LSC Communications, Inc. and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.4

Tax Disaffiliation Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.5

Patent Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.6

Trademark Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.7

Data Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.8

Software, Copyright and Trade Secret Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.1

Stockholder and Registration Rights Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.2

Indenture, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.3

Registration Rights Agreement, dated as of September 30, 2016, by and among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and MUFG Securities Americas Inc., as Representatives (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

10.1

Credit Agreement, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.2

Amendment No. 1 to Credit Agreement, dated as of October 2, 2017, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed herewith)

10.3

2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.4

Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2017, filed on May 23, 2017)*

10.5

Donnelley Financial Solutions, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.6

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to R.R Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.7

Donnelley Financial Solutions, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.8

Donnelley Financial Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.9	Donnelley Financial Solutions, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*
10.10

Amended and Restated Employment Agreement, dated as of July 13, 2017, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 13, 2017, filed on July 14, 2017)*

10.11

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

10.13

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and David A. Gardella (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.14

Waiver of Severance Benefits, dated as of June 1, 2017, by and between David A. Gardella and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.15

Assignment of Severance Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and Jennifer B. Reiners (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.16

Waiver of Severance Benefits, dated as of June 1, 2017, by and between Jennifer B. Reiners and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.17

Written Description of the 2016 Annual Incentive Plan of the Company with respect to the period from October 1, 2016 to December 31, 2016 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.18	2017 Annual Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.19	Form of Founders Award (Restricted Stock) Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.20	Form of Performance Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.21	Form of Amendment to Performance Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*
10.22	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.23	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.24	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.25

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

10.27

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

10.31

Agreement regarding title and retention bonus  for Thomas Juhase dated March 21, 2016 converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.32	Form of Director Restricted Stock Unit Award (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

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

10.35

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

10.37

Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement  (incorporated by reference to Exhibit 10.23 to the R.R. Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.38	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2016, filed on November 9, 2016)

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

Date: November 2, 2017