Form 10-K
period 2017-12-31
Donnelley Financial Solutions, Inc.
filed 2018-02-28
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☑	Accelerated filer	☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company		☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of common stock (based on the closing price of these shares on the NYSE) on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $773,142,550.

As of February 23, 2018, 33,844,902 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement related to its annual meeting of stockholders scheduled to be held on May 24, 2018 are incorporated by reference into Part III of this Form 10-K.

DONNELLEY FINANCIAL SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

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

For the Company’s financial results and the presentation of certain other financial information by segment, see Note 17, Segment Information, to the Consolidated and Combined Financial Statements. For financial information by geographic area, including net sales and long-lived assets, see Note 18, Geographic Area and Products and Services Information, to the Consolidated and Combined Financial Statements.

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

Global Capital Markets

The Company’s global capital markets (“GCM”) clients consist mainly of companies that are subject to the filing and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”) and the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). In 2017, approximately 39% of GCM net sales were compliance in nature. The Company also supports public and private companies throughout the mergers and acquisitions transaction process and in public and private capital markets transactions with deal management solutions focused on aiding transactional efficiency from inception to completion. In 2017, approximately 49% of GCM net sales were transactional in nature and approximately 12% of GCM net sales were related to Venue data room services. The Company provides a comprehensive suite of products and services to help its GCM clients comply with disclosure obligations, create, manage and deliver accurate and timely financial communications and manage public and private transaction processes. The Company also provides GCM clients with data and analytics services focused on uncovering intelligence from financial disclosures and offering distribution of company data and public filings.

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

Venue Contract Analytics, part of the Venue Deal Solutions Suite, is a service provided through eBrevia, a company in which the Company has made a strategic investment.  The eBrevia technology provides leading enterprise contract review and analysis solutions, leveraging machine learning to produce faster and more accurate results. eBrevia's software, which extracts and summarizes key legal provisions and other information, can be used in due diligence, contract management, lease abstraction, and document drafting.

SOXHUB, part of the ActiveDisclosure compliance solution, is a service provided through AuditBoard, a company in which the Company has made a strategic investment. AuditBoard is a SaaS technology company that provides a full suite of easy-to-use audit management and compliance solutions for SOX, operational audits, IT compliance, ERM and workflow management.  With AuditBoard, enterprises can collaborate, manage, analyze and report on critical internal controls data in real time. Users span from industry-leading pre-IPO to Fortune 50 companies looking to streamline their accounting and audit functions.

Global Investment Markets

The Company provides products and services to clients operating in global investment markets (“GIM”) within the United States and internationally, including United States based mutual funds, hedge and alternative investment funds, insurance companies and overseas investment structures for collective investments (similar to mutual funds in the United States). The Company also provides products to third party service providers and custodians who support investment managers, and it sells products and distribution services to the broker networks and financial advisors that distribute and sell investment products. The Company services the top variable annuity and variable life providers as well. The firms use the Company’s software products to manage data and content for data driven regulatory reporting as well as the creation of financial reports, prospectuses, fact sheets and other marketing and disclosure documents. The Company also provides software products to manage the distribution of the data and content in support of marketing, sales, and enrollment processes for the purchase of investment products. The Company supports healthcare clients in content management and the creation of pre- and post-enrollment materials. The Company processes orders and distributes customized, digitized communication for its healthcare clients, their brokers and their plan sponsors.

In 2017, approximately 95% of GIM net sales, excluding postage and freight, were compliance in nature, while the remaining 5% of GIM net sales were transactional in nature.  In addition, approximately 53% of the Company’s 2017 GIM net sales, excluding postage and freight, were derived from clients in the mutual funds industry, while the remaining 47% of net sales were derived from clients in the healthcare and insurance industries. The Company’s teams currently support clients in the United States, Canada, Ireland, the United Kingdom, France, Luxembourg, India and Australia.

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

Changes in how investors consume information have led to new ways for investors to receive disclosure documents. GIM offers various technology and electronic delivery products and services to make the distribution of documents and content more efficient. Through an investment in, and an agreement with Mediant, the Company provides a suite of software to brokers and financial advisors which enable them to monitor and view shareholder communications.  The Company also supports the distribution, tabulation, and solicitation of shareholders for corporate elections and mutual fund proxy events.

Language Solutions

The Company supports domestic and international businesses in a variety of industries by helping them adapt their business content into different languages for specific countries, markets and regions through a complete suite of language products and services. The Company’s suite of services includes translation, editing, interpreting, proof-reading and multilingual typesetting, plus specialized content services such as transcreation (cultural adaptation of marketing materials), copywriting, linguistic validation by subject matter experts (specifically in the life sciences sector), transcription, voice-over, subtitling, and localization (website software adaptation for a specific market). The Company also provides application testing and quality assurance, which enable consistent performance of web, desktop and mobile applications, as well as cultural consulting services, helping corporations with their cross-cultural communications. The Company engages with independent contractors through a network of over 6,000 accredited, in-country linguists to support any language translation. Linguists are recruited through a rigorous testing process carried out by the Company’s vendor management. Through previous professional experience, linguists specialize in one or more verticals and sub-verticals, which enable the Company’s clients to communicate with confidence to their markets using linguists who are experts in the field.

The Company’s language solutions services are supported by its innovative language technology, including a market leading proprietary Translation Management System (MultiTrans) with terminology management and translation memory features. This state-of-the-art system stores terminology preferences and reduces costs by using previously-translated content. In addition, the Company offers a website translation service which is a cloud-based platform that enables dynamic website translation. The Company also continually drives innovation with new technologies, such as voice recognition to gain efficiencies in audio-to-text solutions, and machine translation, combining this with existing services such as machine translation post-editing and a full suite of other add-on services.

The Company generally provides its suite of services and technology to clients through project-by-project or preferred vendor arrangements. Donnelley Language Solutions clients are serviced from one of the Company’s global locations, in the Americas, the Asia Pacific region, or Europe, the Middle East and Africa. The Company provides its language solutions offerings to clients operating in a variety of industries, including the financial, corporate, life sciences and legal industries, among others. In 2017 the Company provided services to companies in 73 different countries.

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

Spin-off Transaction

Donnelley Financial’s Registration Statement on Form 10, as amended, was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on September 20, 2016. On October 1, 2016, Donnelley Financial became an independent publicly traded company through the distribution by R.R. Donnelley & Sons Company (“RRD”) of approximately 26.2 million shares, or 80.75%, of Donnelley Financial common stock to RRD shareholders (the “Separation”). Holders of RRD common stock received one share of Donnelley Financial common stock for every eight shares of RRD common stock held on September 23, 2016. As part of the Separation, RRD retained approximately 6.2 million shares of Donnelley Financial common stock, or a 19.25% interest in Donnelley Financial. Donnelley Financial’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange on October 3, 2016.  On October 1, 2016, RRD also completed the previously announced separation of LSC Communications, Inc. (“LSC”), its publishing and retail-centric print services and office products business. On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC common stock (RRD’s remaining ownership stake in LSC) in an underwritten public offering. As a result, beginning in the quarter ended June 30, 2017, LSC no longer qualified as a related party of the Company.

On March 24, 2017, pursuant to the Stockholder and Registration Rights Agreement, dated as of September 30, 2016, by and between the Company and RRD, the Company filed a Registration Statement on Form S-1 to register the offering and sale of shares of the Company’s common stock retained by RRD. The Registration Statement on Form S-1, as amended, was declared effective by the SEC on June 13, 2017. On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. Upon the consummation of the offering, RRD retained approximately 0.1 million shares of the Company’s common stock which were subsequently sold by RRD on August 4, 2017. In conjunction with the underwritten public offering, the underwriters exercised their option to purchase approximately 0.9 million of the Company’s shares (the “Option Shares”) from the Company. The Company received approximately $18.8 million in net proceeds from the sale of the Option Shares, after deducting estimated underwriting discounts and commissions.

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

The impact of digital technologies has been felt in many print products, most acutely in the Company’s mutual fund, variable annuity and public company compliance business offerings. While the Company maintains a high-touch, service oriented business technology changes have provided alternatives to the Company’s clients that allow them to manage more of the financial disclosure process themselves.  For years, the Company has invested in its own applications, ActiveDisclosure, FundSuiteArc and Venue to serve clients and increase retention and has invested to expand capabilities and address new market sectors. The future impact of technology on the business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions and investments in its existing business to offer clients innovative services and solutions, including acquisitions of EDGAR Online and MultiCorpora and investments in AuditBoard (formerly known as Soxhub), Mediant, Peloton and eBrevia that support the Company’s position as a technology service leader in the industry.

The Company’s competitors for SEC filing services for public company compliance clients include full service financial communications providers, technology point solution providers focused on financial communications and general technology providers. The Company’s competitors for SEC filing services for investment markets clients include full service traditional providers, small niche technology providers and local and regional print providers that bid against the Company for printing, mailing and fulfillment services.  Language solutions competes with global and local language service providers and language/globalization software vendors.

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

Customers

For each of the years ended December 31, 2017, 2016 and 2015, no customer accounted for 10% or more of the Company’s consolidated and combined net sales.

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

Employees

As of December 31, 2017, the Company had approximately 3,400 employees.

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

Forward-looking statements are not guarantees of performance. These forward-looking statements are subject to a number of important factors, including those factors discussed in detail in “Item 1A: Risk Factors” and elsewhere in this Annual Report on Form 10-K, that could cause our actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

•	the volatility of the global economy and financial markets, and its impact on transactional volume;
•	failure to offer high quality customer support and services;

•	the retention of existing, and continued attraction of additional clients and key employees;
•	the growth of new technologies with which we may be able to adequately compete;
•	our inability to maintain client referrals;
•	vulnerability to adverse events as a result of becoming a stand-alone company following the Separation from RRD, including the inability to obtain as favorable of terms from third-party vendors;
•	the competitive market for our products and industry fragmentation affecting our prices;
•	the ability to gain client acceptance of our new products and technologies;
•	delay in market acceptance of our products and services due to undetected errors or failures found in our products and services;
•	failure to maintain the confidentiality, integrity and availability of our systems, software and solutions;
•	failure to properly use and protect client and employee information and data;
•	the effect of a material breach of security or other performance issues of any of our or our vendors’ systems;
•	factors that affect client demand, including changes in economic conditions, national or international regulations and clients’ budgetary constraints;
•	our ability to access debt and the capital markets due to adverse credit market conditions;
•	the effect of increasing costs of providing healthcare and other benefits to our employees;
•	the impact of the U.S. Tax Cuts and Jobs Act (“Tax Act”);
•	changes in the availability or costs of key materials (such as ink and paper) or in prices received for the sale of by-products;
•	failure to protect our proprietary technology;
•	failure to successfully integrate acquired businesses into our business;
•	availability to maintain our brands and reputation;
•	the retention of existing, and continued attraction of, key employees, including management;
•	the effects of operating in international markets, including fluctuations in currency exchange rates;
•	the effect of economic and political conditions on a regional, national or international basis;
•	lack of market for our common stock;
•	lack of history as an operating company and costs associated with being an independent company;
•	failure to achieve certain intended benefits of the Separation; and
•	failure of RRD or LSC to satisfy their respective obligations under transition services agreements or other agreements entered into in connection with the Separation.

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

A significant portion of our net sales depends on the purchase of our products and use of our services by parties involved in GCM compliance and transactions. As a result, our business is largely dependent on the global market for IPOs, secondary offerings, mergers and acquisitions, public and private debt offerings, leveraged buyouts, spinouts, bankruptcy and claims processing and other transactions. These transactions are often tied to economic conditions and dependent upon the performance of the overall economy, and the resulting volume of these types of transactions drives demand for our products and services. Downturns in the financial markets, global economy or in the economies of the geographies in which we do business and reduced equity valuations all create risks that could negatively impact our business. For example, in the past, economic volatility has led to a decline in the financial condition of a number of our clients and led to the postponement of their capital markets transactions. To the extent that there is continued volatility, we may face increasing volume pressure. Furthermore, our offerings for GIM clients can be affected by fluctuations in the inflow and outflow of money into investment management funds which determines the number of new funds that are opened, as well as, closed. As a result, we are not able to predict the impact any potential worsening of macroeconomic conditions could have on our results of operations. The level of activity in the financial communications services industry, including the financial transactions and related compliance needs our products and services are used to support, is sensitive to many factors beyond our control, including interest rates, regulatory policies, general economic conditions, our clients’ competitive environments, business trends, terrorism and political change, such as the impacts from the 2016 United Kingdom referendum to withdraw from the European Union. In addition, a weak economy could hinder our ability to collect amounts owed by clients. Failure of our clients to pay the amounts owed to us, or to pay such amounts in a timely manner, may increase our exposure to credit risks and result in bad debt write-offs. Unfavorable conditions or changes in any of these factors could negatively impact our results of operations, financial position and cash flow.

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

The spin-off was intended to qualify for tax-free treatment to RRD and its stockholders under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the Code). Completion of the spin-off was conditioned upon, among other things, the receipt of a private letter ruling from the Internal Revenue Service (“IRS”) regarding certain issues relating to the tax-free treatment of the spin-off. Although the IRS private letter ruling is generally binding on the IRS, the continuing validity of such ruling is subject to the accuracy of factual representations and assumptions made in the ruling.   Completion of the spin-off was also conditioned upon RRD’s receipt of a tax opinion from Sullivan & Cromwell LLP regarding certain aspects of the spin-off not covered by the IRS private letter ruling. The opinion was based upon various factual representations and assumptions, as well as certain undertakings made by RRD, Donnelley Financial and LSC. If any of the factual representations or assumptions in the IRS private letter ruling or tax opinion are untrue or incomplete in any material respect, an undertaking is not complied with, or the facts upon which the IRS private letter ruling or tax opinion are based are materially different from the actual facts relating to the spin-off, the opinion or IRS private letter ruling may not be valid. Moreover, opinions of a tax advisor are not binding on the IRS. As a result, the conclusions expressed in the opinion of a tax advisor could be successfully challenged by the IRS.

If the Separation is determined to be taxable, RRD and its stockholders could incur significant tax liabilities, and under the tax matters agreement and the letter agreement, Donnelley Financial may be required to indemnify RRD for any liabilities incurred by RRD if the liabilities are caused by any action or inaction undertaken by Donnelley Financial following the spin-off.  For additional detail, refer to Tax Disaffiliation Agreement (Exhibit 2.4 to this Annual Report on Form 10-K).

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

These restrictions may limit our ability during such period to pursue strategic transactions of a certain magnitude that involve the issuance or acquisition of our stock or engage in new businesses or other transactions that might increase the value of our business. These restrictions may also limit our ability to raise significant amounts of cash through the issuance of stock, especially if our stock price were to suffer substantial declines, or through the sale of certain of our assets. For more information, refer to Tax Disaffiliation Agreement (Exhibit 2.4 to this Annual Report on Form 10-K).

Donnelley Financial’s historical financial information is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and may not be a reliable indicator of its future results, particularly in light of ongoing costs of operating as a public company.

The historical information about Donnelley Financial prior to October 1, 2016 included in this Annual Report on Form 10-K refers to Donnelley Financial’s business as operated by and integrated with RRD. Donnelley Financial’s historical financial information for such periods was derived from the consolidated financial statements and accounting records of RRD. Accordingly, such historical financial information does not necessarily reflect the combined statements of income, balance sheets and cash flows that Donnelley Financial would have achieved as a separate, publicly traded company during the periods presented or those that Donnelley Financial will achieve in the future primarily as a result of the following factors:

•

Prior to the Separation, Donnelley Financial’s business was operated by RRD as part of its broader corporate organization, rather than as an independent company. RRD or one of its affiliates performed various corporate functions for Donnelley Financial, such as tax, treasury, finance, audit, risk management, legal, information technology, human resources, stockholder relations, compliance, shared services, insurance, employee benefits and compensation. After the Separation, RRD continued to provide some of these functions to Donnelley Financial, as described in Transition Services Agreement (Exhibit 2.2 to this Annual Report on Form 10-K). While Donnelley Financial has now taken over many of these services internally, Donnelley Financial’s historical financial results reflect allocations of corporate expenses from RRD for such functions. These allocations may not be indicative of the actual expenses Donnelley Financial would have incurred had it operated as an independent, publicly traded company in the periods presented. Donnelley Financial had made, and will continue to make, significant investments to replicate or outsource from other providers certain facilities, systems, infrastructure, and personnel to which Donnelley Financial no longer has access as a result of the Separation. These initiatives to develop Donnelley Financial’s independent ability to operate without access to RRD’s existing operational and administrative infrastructure have been, and will continue to be, costly to implement. Donnelley Financial may not be able to operate its business efficiently or at comparable costs, and its profitability may decline.

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

RRD or LSC may not satisfy their respective obligations under the Transition Services Agreements that were entered into as part of the Separation, or we may not have necessary systems and services in place when the transition services terms expire.

In connection with the separation, we entered into Transition Services Agreements with both RRD and LSC. Refer to Exhibits 2.2 and 2.3 to this Annual Report on Form 10-K, both titled Transition Services Agreement, related to the agreements with RRD and LSC, respectively. These Transition Services Agreements provide for the performance of services by each company for the benefit of the other for a period of time after the separation. We rely on RRD and LSC to satisfy their respective performance and payment obligations under these Transition Services Agreements. If RRD or LSC is unable to satisfy its respective obligations under these Transition Services Agreements, we could incur operational difficulties. The agreements relating to the separation provide for indemnification in certain circumstances. There can be no guarantee that RRD or LSC, as the case may be, will satisfy any obligations owed to us under such agreements, including any indemnification obligations.

Further, if we do not have our own systems and services in place, or if we do not have agreements in place with other providers of these services when the term of a particular transition service terminates, we may not be able to operate our business effectively, which could negatively impact our consolidated and combined statements of income, balance sheets and cash flows. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services RRD and LSC have provided us since the Separation. We may not be successful in effectively or efficiently implementing the remaining systems and services or in transitioning data from RRD’s or LSC’s systems to our systems, which could disrupt our business and have a negative impact on our consolidated and combined statements of income, balance sheets and cash flows. These systems and services may also be more expensive or less efficient than the systems and services RRD and LSC have been providing during the transition period since the Separation.

We have incurred substantial indebtedness and the degree to which we are currently leveraged may materially and adversely affect our business and consolidated and combined statements of income, balance sheets and cash flows.

As of December 31, 2017, we had $458.3 million of indebtedness outstanding. Our ability to make payments on and to refinance our indebtedness, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including facility closure, staff reductions, reducing financing in the future for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness, and restricting future capital return to stockholders. In addition, our ability to withstand competitive pressures and to react to changes in the print and related services industry could be impaired. The lenders who hold our debt could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt.

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

Despite our substantial amount of indebtedness, we may be able to incur significant additional debt, including secured debt, in the future. Although the indenture governing our Notes and the Credit Agreement governing the Credit Facilities restrict the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of December 31, 2017, we had $300.0 million available for additional borrowing under our Revolving Facility (as defined in Note 12, Debt). The more indebtedness we incur, the further exposed we become to the risks associated with substantial leverage described above.

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

Maintaining the confidentiality, integrity and availability of our systems, software and solutions is an issue of critical importance for us and for our clients and users who rely on our systems to prepare regulatory filings and store and exchange large volumes of information, much of which is proprietary, confidential and may constitute material nonpublic information for our clients. Inadvertent disclosure of the information maintained on our systems (or on the systems of the vendors on which we rely) due to human error, breach of our systems through hacking or cybercrime or a leak of confidential information due to employee misconduct, could seriously damage our reputation and could cause significant reputational harm for our clients. Techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target. Like all software solutions, our software may be vulnerable to these types of attacks. An attack of this type could disrupt the proper functioning of our software solutions, cause errors in the output of our clients’ work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our clients and other undesirable or destructive outcomes. Furthermore, our systems allow us to share information that may be confidential in nature to our clients across our offices worldwide. This design allows us to increase global reach for our clients and increase our responsiveness to client demands, but also increases the risk of a security breach or a leak of such information because it allows additional points of access to information by increasing the number of employees and facilities working on certain jobs. In addition, our systems leverage third party outsourcing arrangements, which expedites our responsiveness but exposes information to additional access points. If an actual or perceived information leak or breach of our security were to occur, our reputation could suffer, clients could stop using our products and services and we could face lawsuits and potential liability, any of which could cause our financial performance to be negatively impacted. Though we maintain professional liability insurance that includes coverage if a cybersecurity incident were to occur, there can be no assurance that insurance coverage will be available, responsive, or that available coverage will be sufficient to cover losses and claims related to any cybersecurity incidents we may experience.

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

Additionally, third party software underlying our services can contain undetected errors or bugs, or be susceptible to cybersecurity breaches described above. We may be forced to delay commercial release of our services until any discovered problems are corrected and, in some cases, may need to implement enhancements or modifications to correct errors that we do not detect until after deployment of our services.

Increasing regulatory focus on privacy issues and expanding laws could impact our software products and expose us to increased liability.

Privacy and data security laws apply to our various businesses in all jurisdictions in which we operate.  In particular, clients use our software services, including Venue datarooms, to share personal data and information on a confidential basis, and such sharing may be subject to privacy and data security laws. Our global business operates in countries that have more stringent data protection laws than those in the United States. These data protection laws may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. New laws, such as the General Data Protection Regulation (“GDPR”) expected to go into effect in May 2018 in Europe, and industry self-regulatory codes have been or are being enacted to protect personal data.  Complying with these regulations has been, and will continue to be, costly, and there are or will be significant penalties for failure to comply with these regulations, including significant penalties for failing to comply with GDPR.  Further, any perception of our practices, products or services as a violation of individual privacy rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to liability.

Transferring personal data and information across international borders is becoming increasingly complex. For example, Europe has stringent regulations regarding transfer of personal data and information. The mechanisms that we and many other companies rely upon for data transfers from Europe to the United States (e.g., Privacy Shield and Model Clauses) are being contested in the European court systems. We are closely monitoring developments related to requirements for transferring personal data and information. These requirements may result in an increase in the obligations required to provide our services in the EU or in sanctions and fines for non-compliance. Several other countries, including Australia and Japan, have also established specific legal requirements for cross-border transfers of personal information. These developments in Europe and elsewhere could harm our business, financial condition and results of operations.

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

We have operations outside the United States. We work with capital markets clients around the world, and in 2017 our International segment accounted for 16% of our consolidated net sales. Our operations outside of the United States are primarily focused in Europe, Asia, Canada and Latin America. As a result, we are subject to the risks inherent in conducting business outside the United States, including:

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

Our reliance on strategic partnerships as part of our business strategy may adversely affect the development of our business in those areas.

Our business strategy includes pursuing and maintaining strategic partnerships in order to facilitate our entry into adjacent lines of business.  This approach may expose us to risk of conflict with our strategic arrangement partners and the need to divert management resources to oversee these partnership arrangements. Further, as these arrangements require cooperation with third party partners, these strategic arrangements may not be able to make decisions as quickly as we would if we were operating on our own or may take actions that are different from what we would do on a standalone basis in light of the need to consider our partners’ interests. As a result, we may be less able to respond timely to changes in market dynamics, which could have a material adverse effect on our business, financial condition and results of operations.

The ongoing effects of the Tax Act and the refinement of provisional estimates could make our results difficult to predict.

Our effective tax rate may fluctuate in the future as a result of the Tax Act, which was enacted on December 22, 2017. The Tax Act introduces significant changes to U.S. income tax law that will have a meaningful impact on our provision for income taxes. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. The U.S. Treasury Department, the IRS, and other standard-setting bodies may issue guidance on how the provisions of the Tax Act will be applied or otherwise administered that may be different from our interpretation. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

The Company’s corporate office is located in leased office space at 35 West Wacker Drive, Chicago, Illinois, 60601. As of December 31, 2017, the Company leased or owned 47 U.S. facilities, some of which had multiple buildings and warehouses, and these U.S. facilities encompassed approximately 1.4 million square feet. The Company leased 25 international facilities, some of which had multiple buildings and warehouses, encompassing approximately 0.1 million square feet in Europe, Asia, Canada and Latin America. Of the Company’s U.S. and international facilities, approximately 0.4 million square feet of space was owned, while the remaining 1.1 million square feet of space was leased.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of certain litigation involving the Company, see Note 9, Commitments and Contingencies, to the Consolidated and Combined Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR DONNELLEY FINANCIAL SOLUTIONS, INC.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

Donnelley Financial’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange (“NYSE”) on October 3, 2016. Below are the high and low market price per share of the Company’s common stock, as reported on the NYSE, during the year ended December 31, 2017 and the fourth quarter of 2016.

	2017		2016
	Low	High	Low	High
First Quarter	19.17	26.38	—	—
Second Quarter	19.04	23.49	—	—
Third Quarter	20.01	23.63	—	—
Fourth Quarter	18.45	22.49	18.54	25.02

Stockholders

As of February 23, 2018, there were 4,837 stockholders of record of the Company’s common stock.

Dividends

We have not paid any cash dividends and we currently do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases Of Equity Securities

There were no repurchases of equity securities during the three months ended December 31, 2017.

Equity Compensation Plans

For information regarding equity compensation plans, see Item 12 of Part III of this Annual Report on Form 10-K

PEER PERFORMANCE TABLE

The following graph compares the cumulative total shareholder return on Donnelley Financial’s common stock from October 3, 2016, when “regular way” trading in Donnelley Financial’s common stock began on the NYSE, through December 31, 2017, with the comparable cumulative return of the Standard & Poor’s (“S&P”) SmallCap 600 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested and an initial investment of $100 on October 3, 2016. The returns of each company in the peer group have been weighted to reflect their market capitalizations. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Base
	Period	Quarter Ended	Year Ended
Company Name/Index	10/3/2016	12/31/2016	12/31/2017
Donnelley Financial Solutions	100	100.04	84.85
S&P SmallCap 600 Index	100	111.52	126.28
Peer Group	100	99.84	121.78

Below are the specific companies included in the peer group.

Peer Group Companies
Acxiom Corp	ePlus Inc
Advisory Board Company(a)	Euronet Worldwide Inc
ARC Document Solutions Inc	FactSet Research Systems Inc.
Bottomline Technologies Inc	Gartner Inc
Broadridge Financial Solutions Inc	Henry (Jack) & Associates Inc.
CoreLogic Inc	Perficient Inc
CSG Systems International Inc.	Resources Connection Inc
DST Systems Inc.	Verint Systems Inc
Dun & Bradstreet Corp

___________

(a)	Advisory Board Company was included through November 17, 2017, when it was acquired by OptumInsight

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in millions, except per share data)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated and combined statements of operations data:
Net sales	$1,004.9	$983.5	$1,049.5	$1,080.1	$1,085.4
Net earnings	9.7	59.1	104.3	57.4	96.3
Net earnings per share(a)
Basic net earnings per share	0.29	1.81	3.22	1.77	2.97
Diluted net earnings per share	0.29	1.80	3.22	1.77	2.97

Consolidated and combined balance sheet data:
Total assets	893.5	978.9	817.6	994.2	880.5
Long-term debt	458.3	587.0	—	—	—
Note payable with an RRD affiliate	—	—	29.2	44.0	58.7

(a)

On October 1, 2016, RRD distributed approximately 26.2 million shares of Donnelley Financial common stock to RRD shareholders in connection with the spin-off of Donnelley Financial, with RRD retaining approximately 6.2 million shares of Donnelley Financial common stock. On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. Upon consummation of the offering, RRD retained approximately 0.1 million shares of the Company’s common stock which were subsequently sold by RRD on August 4, 2017.

For periods prior to the Separation, basic and diluted earnings per share were calculated using the number of shares distributed and retained by RRD, totaling 32.4 million. The same number of shares was used to calculate basic and diluted earnings per share since there were no Donnelley Financial equity awards outstanding prior to the spin-off.

Reflects results of acquired businesses from the relevant acquisition dates.

Includes the following significant items:

	Pre-tax	After-tax
Year ended December 31, 2017
Spin-off related transaction expenses	$16.5	$9.9
Restructuring, impairment and other charges - net	7.1	4.2
Share-based compensation expense	6.8	4.1
Acquisition-related expenses	0.2	0.1

	Pre-tax	After-tax
Year ended December 31, 2016
Restructuring, impairment and other charges – net	$5.4	$3.3
Spin-off related transaction expenses	4.9	3.0
Share-based compensation expense	2.5	1.5

	Pre-tax	After-tax
Year ended December 31, 2015
Restructuring, impairment and other charges – net	$4.4	$2.8
Share-based compensation expense	1.6	1.0

	Pre-tax	After-tax
Year ended December 31, 2014
Pension settlement charges	$95.7	$58.4
Restructuring, impairment and other charges – net	4.8	3.1
Gain on the sale of a building	(6.1)	(3.7)
Gain from the sale of an equity investment	(3.0)	(1.8)
Share-based compensation expense	2.1	1.3

	Pre-tax	After-tax
Year ended December 31, 2013
Restructuring, impairment and other charges – net	$13.0	$8.0
Share-based compensation expense	2.1	1.3

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Donnelley Financial’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange on October 3, 2016. On October 1, 2016, RRD also completed the previously announced separation of LSC, its publishing and retail-centric print services and office products business. On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC common stock (RRD’s remaining ownership stake in LSC) in an underwritten public offering. As a result, beginning in the quarter ended June 30, 2017, LSC no longer qualified as a related party of the Company.

On March 24, 2017, pursuant to the Stockholder and Registration Rights Agreement, the Company filed a Registration Statement on Form S-1 to register the offering and sale of the Company’s common stock retained by RRD. The Registration Statement on Form S-1, as amended, was declared effective by the SEC on June 13, 2017. On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. RRD retained approximately 0.1 million shares of the Company’s common stock upon consummation of the offering which were subsequently sold by RRD on August 4, 2017. In conjunction with the underwritten public offering, the underwriters exercised their option to purchase approximately 0.9 million Option Shares from the Company. The Company received approximately $18.8 million in net proceeds from the sale of the Option Shares, after deducting estimated underwriting discounts and commissions. The proceeds were used to reduce outstanding debt under the Revolving Facility (as defined in Liquidity and Capital Resources).

Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party, therefore amounts disclosed related to RRD are presented through June 30, 2017 only.

Executive Overview

2017 Overview

Net sales increased by $21.4 million, or 2.2%, in 2017 compared to 2016.  There was a $1.8 million, or 0.2%, decrease due to changes in foreign exchange rates. Net sales increased primarily due to higher volumes in mutual funds, capital markets compliance, virtual data room services, translations services and content management, partially offset by lower volumes in capital markets transactions and healthcare.

OUTLOOK

In 2018, the Company expects net sales to increase slightly primarily due to growth in software offerings. The Company’s outlook assumes a stable capital markets environment and does not expect foreign exchange rates to have a significant impact on results.

In 2018, the Company will adopt Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The Company evaluated the impacts of ASU 2014-09 and does not expect a material change in the timing of revenue recognition for the majority of the Company’s revenue.  Revenue recognition will be accelerated for certain arrangements with multiple performance obligations as revenue will be recognized upon the completion of each performance obligation rather than upon final delivery of the printed product.  The Company also expects to accelerate the recognition of revenue for certain inventory which has been invoiced but not yet shipped at the customer’s request. Additionally, certain revenues related to virtual data room services will be deferred as a result of the new standard. Refer to Note 20, New Accounting Pronouncements, to the consolidated and combined financial statements for further detail.

The Company initiated several restructuring actions in 2016 and 2017 to further reduce the Company’s overall cost structure. These restructuring actions included the reorganization of certain functions. These actions, as well as planned actions for 2018, are expected to have a positive impact on operating earnings in 2018 and in future years.

Cash flows from operations in 2018 are expected to benefit from cost control actions, lower interest expense and a lower U.S. corporate income tax rate. The Company expects capital expenditures to be in the range of $40.0 million to $45.0 million in 2018, as compared to $27.8 million in 2017.

The Company expects to continue to incur a significant amount of spin-off related transition expenses in 2018, including information technology and other expenses.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation into Federal law referred to as the Tax Act.  The Tax Act includes a number of provisions that are effective January 1, 2018, including the lowering of the U.S. corporate income tax rate from the maximum 35% to a flat 21% and eliminating the corporate alternative minimum tax (AMT). The Tax Act also includes provisions that may partially offset the benefit of such rate reduction, including repeal of Section 199 (the deduction for domestic production activities) and limitations on certain deductions, such as net interest expense and certain employee remuneration. The Tax Act changes the current U.S. worldwide system of taxation by establishing a territorial-style system for taxing foreign-source income of domestic multinational corporations.  This allows U.S. companies to repatriate future foreign source earnings without additional U.S taxes by providing a 100% exemption for the foreign source portion of dividends from certain foreign subsidiaries. In order to transition to the territorial tax system, the Act requires companies to pay a one-time mandatory tax (“the transition tax”) on certain accumulated unremitted earnings of foreign subsidiaries, with an option to pay over eight years. The Company estimated its transition tax liability as of December 31, 2017 to be $14.2 million (which includes $0.6 million of state tax liabilities that could be due as a result of the Act) and will make an election to pay the transition tax liability in installments over eight years. Along with the change to a territorial tax system, the Tax Act creates the  base erosion anti-abuse tax (“BEAT”), a new minimum tax, and a current tax on “global intangible low-taxed income” of foreign subsidiaries (“the GILTI tax”). The Company may be subject to the BEAT and GILTI tax in a given year, but currently does not expect that either should have a material impact to the Company’s tax provision. The determination of whether the Company is subject to the BEAT or GILTI tax will be an annual analysis of several factors under the provisions, including the amount of foreign income generated by the Company’s foreign subsidiaries.

Based on its preliminary analysis of the Tax Act, the Company estimates an effective income tax rate between 29.0% and 32.0% (before discrete items) for the 2018 fiscal year. As the Company continues to analyze the full effects of the Tax Act on its financial statements, the impact of the Tax Act may differ from this estimate due to, among other things, changes in interpretations and assumptions the Company has made, Department of the U.S. Treasury IRS guidance and regulations that may be issued and actions the Company may take as a result.

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

Revenue Recognition

The Company manages highly-customized data and materials, such as Exchange Act, Securities Act and Investment Company Act filings with the SEC on behalf of our customers, manages virtual and physical data rooms and performs XBRL and related services.  Clients are provided with EDGAR filing services, XBRL compliance services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among others. Our products include our ActiveDisclosure solution and our Venue Virtual Data Room product, among others. Revenue for services is recognized upon completion of the service performed or following final delivery of the related printed product.  The Company recognizes revenue for the majority of its products upon the transfer of title or risk of ownership, which is generally upon shipment to the customer. Because substantially all of the Company’s products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale. Refer to Note 2, Significant Accounting Policies, to the consolidated and combined financial statements for further discussion.

Certain revenues earned by the Company require significant judgment to determine if revenue should be recorded gross, as a principal, or net of related costs, as an agent. Billings for shipping and handling costs as well as certain postage costs and out-of-pocket expenses are recorded gross.

Refer to Note 20, New Accounting Pronouncements, to the consolidated and combined financial statements for further detail regarding the expected impact of the 2018 adoption of ASU 2014-09.

Goodwill and Other Long-Lived Assets

The Company’s methodology for allocating the purchase price of acquisitions is based on established valuation techniques that reflect the consideration of several factors, including valuations performed by third-party appraisers when appropriate. Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative fair value of each reporting unit. Based on its current organization structure, the Company has identified four reporting units for which cash flows are determinable and to which goodwill may be allocated.

The Company performs its goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company also performs an interim review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit. As part of its interim reviews, management analyzes potential changes in the value of individual reporting units based on each reporting unit’s operating results for the period compared to expected results as of the prior year’s annual impairment test. In addition, management considers how other key assumptions, including discount rates and expected long-term growth rates, used in the last annual impairment test, could be impacted by changes in market conditions and economic events. Based on these interim assessments, management concluded that as of the interim periods, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying amount.

As of October 31, 2017, all four reporting units had goodwill. Each of the reporting units were reviewed for impairment using either a qualitative or quantitative assessment.

Qualitative Assessment for Impairment

The Company performed a qualitative assessment for the International reporting unit to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying value. In performing this analysis, the Company considered various factors, including the effect of market or industry changes and the reporting unit’s actual results compared to projected results. In addition, management considered how other key assumptions used in the October 31, 2016 annual goodwill impairment test could be impacted by changes in market conditions and economic events.

As part of the qualitative review of impairment, management analyzed the potential change in fair value of the International reporting unit based on its operating results for the ten months ended October 31, 2017 compared to expected results. As of October 31, 2016, the estimated fair value of the International reporting unit exceeded its carrying value by approximately 121.5%.

Based on its qualitative assessment, management concluded that as of October 31, 2017, it was more likely than not that the fair value of the International reporting unit was greater than its carrying value. The goodwill balance of the International reporting unit was $18.2 million as of October 31, 2017.

Quantitative Assessment for Impairment

For the remaining three reporting units, the estimated fair value of each reporting unit was compared to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeded the estimated fair value, an impairment loss is generally recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The results of the quantitative assessment of goodwill impairment as of October 31, 2017, indicated that the estimated fair values for the three reporting units exceeded their respective carrying amount. Therefore, no impairment losses were recognized.

The analysis performed included estimating the fair value of each reporting unit using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates and the allocation of shared or corporate items. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The Company weighted both the income and market approach equally to estimate the concluded fair value of each reporting unit.

The determination of fair value in the quantitative assessment requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, restructuring charges and capital expenditures.

As a result of the 2017 annual goodwill impairment test, the Company did not recognize any goodwill impairment losses as the estimated fair values of all reporting units exceeded their respective carrying amounts.

Goodwill Impairment Assumptions

Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. Future declines in the overall market value of the Company’s equity and debt securities may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying amount.

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds carrying amount) or “failed” (the carrying amount exceeds fair value) the quantitative assessment. The three reporting units that were quantitatively assessed had fair values that exceeded the carrying amounts by between 34.3% and 106.6% of their respective estimated fair values. Relatively small changes in the Company’s key assumptions would not have resulted in any reporting units being impaired.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1.0% decrease in estimated annual future cash flows would decrease the estimated fair value of the reporting unit by approximately 1.0%. The estimated long-term net sales growth rate can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. A 1.0% decrease in the long-term net sales growth rate would have resulted in no reporting units recognizing an impairment loss. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. The estimated discount rate for the reporting units with operations primarily located in the U.S. ranged from 9.0% to 9.5% as of October 31, 2017. A 1.0% increase in estimated discount rates would have resulted in no reporting units recognizing an impairment loss. The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates. Additionally, further price deterioration or lower volume could have a significant impact on the fair values of the reporting units.

Other Long-Lived Assets

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.  The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition.  If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value. There was no impairment charge related to intangible assets for the year ended December 31, 2017.  The Company recognized non-cash impairment charges of $0.2 million related to leasehold improvements associated with facility closures for the year ended December 31, 2017.

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

The Company’s primary defined benefit plan is frozen. No new employees are permitted to enter the Company’s frozen plan and participants will earn no additional benefits. Benefits are generally based upon years of service and compensation. These defined benefit retirement income plans are funded in conformity with the applicable government regulations. The Company funds at least the minimum amount required for all funded plans using actuarial cost methods and assumptions acceptable under government regulations.

The annual income and expense amounts relating to the pension plan are based on calculations which include various actuarial assumptions including, mortality expectations, discount rates and expected long-term rates of return. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the consolidated balance sheets, but are amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive income (loss).  The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The weighted-average discount rate for pension benefits at December 31, 2017 was 3.7%.

A one-percentage point change in the discount rates at December 31, 2017 would have the following effects on the accumulated benefit obligation and projected benefit obligation:

Pension Plans

	1.0% Increase	1.0% Decrease
	(in millions)
Accumulated benefit obligation	$(33.3)	$40.8
Projected benefit obligation	(33.3)	40.8

The Company’s defined benefit plan has a risk management approach for its pension plan assets. The overall investment objective of this approach is to further reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation.

The expected long-term rate of return for the plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. In addition, the Company considered the impact of the current interest rate environment on the expected long-term rate of return for certain asset classes, particularly fixed income. The target asset allocation percentage for the pension plan was approximately 60.0% for return seeking investments and approximately 40.0% for fixed income investments. The expected long-term rate of return on plan assets assumption used to calculate net pension plan expense in 2017 was 7.0% for the Company’s pension plans. The expected long-term rate of return on plan assets assumption that will be used to calculate net pension plan expense in 2018 is 6.8%.

A 0.25% change in the expected long-term rate of return on plan assets at December 31, 2017 would have the following effects on 2017 and 2018 pension plan (income)/expense:

	2017	2018
	(in millions)
0.25% increase	$(0.6)	$(0.6)
0.25% decrease	0.6	0.6

Accounting for Income Taxes

In the Company’s consolidated and combined financial statements, income tax expense and deferred tax balances have been calculated on a separate income tax return basis although, with respect to certain entities, the Company’s operations prior to the Separation have historically been included in the tax returns filed by the respective RRD entities of which the Company’s business was a part. As a standalone entity post-Separation, the Company files tax returns on its own behalf and its deferred taxes and effective tax rate may differ from those in historical periods.

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

The Company has recorded deferred tax assets related to future deductible items, including domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded. As of December 31, 2017 and 2016, valuation allowances of $1.5 million and $1.2 million, respectively, were recorded in the Company’s consolidated balance sheets.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period of one year from the Tax Act enactment date for companies to complete their accounting of the tax effects of the Tax Act. As stated by SAB 118, companies must reflect the income tax effects of those aspects of the Act for which the accounting is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply its accounting on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% pursuant to the Tax Act, the Company has revalued its U.S. net deferred tax assets at December 31, 2017. The Company has estimated a reduction in the value of its net deferred tax asset of approximately $8.2 million, which has been recorded as additional deferred income tax expense in the Company’s consolidated statement of operations for the year ended December 31, 2017. Due to the transition to a territorial tax system under the Tax Act, the Company will be deemed to repatriate its foreign subsidiaries’ untaxed accumulated earnings and pay a mandatory U.S. federal tax of 15.5% on the portion of the earnings that are in cash and cash equivalents and 8% on the portion of earnings that are in non-cash and non-cash equivalent assets. The Company has estimated the U.S. federal and state tax liability to be approximately $14.2  million (includes $0.6 million of state tax liabilities that could be due as a result of the Act) which has been recorded as income tax expense in the consolidated statement of operations for the year ended December 31, 2017.

The Company’s revaluation of its net deferred tax asset as well as the calculation of the mandatory deemed repatriation tax are subject to further refinement as additional information on the specifics of the Tax Act becomes available and as further analysis is completed by the Company. As such and in accordance with SAB 118, the deferred and current income tax expense associated with the revaluation of the Company’s net deferred tax asset and the mandatory tax in the Company’s consolidated statement of operations as of December 31, 2017 are provisional estimates at this time. Pursuant to SAB 118, the Company will complete the accounting for these items within the twelve month measurement period.

Refer to Note 11, Income Taxes, to the consolidated and combined financial statements for further detail on the accounting for income taxes and SAB 118.

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

Restructuring

The Company records restructuring charges when liabilities are incurred as part of a plan approved by management with the appropriate level of authority for the elimination of duplicative functions, the closure of facilities, or the exit of a line of business, generally in order to reduce the Company’s overall cost structure. Total restructuring charges were $6.7 million for the year ended December 31, 2017. The restructuring liabilities might change in future periods based on several factors that could differ from original estimates and assumptions. These include, but are not limited to: contract settlements on terms different than originally expected; ability to sublease properties based on market conditions at rates or on timelines different than originally estimated; or changes to original plans as a result of acquisitions or other factors. Such changes might result in reversals of or additions to restructuring charges that could affect amounts reported in the consolidated and combined statements of operations of future periods.

Accounts Receivable

The Company maintains an allowance for doubtful accounts receivable to account for estimated losses resulting from the inability of its customers to make required payments for products and services. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s past collection experience. The allowance for doubtful accounts receivable was $7.3 million at December 31, 2017 and $6.4 million at December 31, 2016. The Company also maintains a reserve for potential credit memos and disputed items. The credit memo and disputed items reserve is based on historical credit memos relative to billings as well as specific customer reserves and was $7.4 million at December 31, 2017 and $9.3 million at December 31, 2016. The Company’s estimates of the recoverability of accounts receivable could change, and additional changes to the allowance could be necessary in the future, if any major customer’s creditworthiness deteriorates or actual defaults are higher than the Company’s historical experience.

Share-Based Compensation

Prior to the Separation, RRD maintained an incentive share-based compensation program for the benefit of its officers, directors, and certain employees including certain Donnelley Financial employees.  In periods prior to the Separation, share-based compensation expense was allocated to the Company based on the awards and terms previously granted to the Company’s employees as well as an allocation of compensation expense related to RRD’s corporate and shared functional employees.

Subsequent to the Separation, the amount of expense recognized for share-based awards is determined by the Company’s estimates of several factors, including future forfeitures of awards and expected volatility of the Company’s stock. The total compensation expense related to all share-based compensation plans was $6.8 million for the year ended December 31, 2017.  See Note 14, Share-based Compensation, to the Consolidated and Combined Financial Statements for further discussion.

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

Results of Operations for the Year Ended December 31, 2017 as Compared to the Year Ended December 31, 2016

The following table shows the results of operations for the years ended December 31, 2017 and 2016:

	2017	2016	$ Change	% Change
	(in millions, except percentages)
Services net sales	$632.1	$598.6	$33.5	5.6%
Products net sales	372.8	384.9	(12.1)	(3.1%)
Net sales	1,004.9	983.5	21.4	2.2%
Services cost of sales (exclusive of depreciation and amortization)	328.7	297.1	31.6	10.6%
Services cost of sales with RRD affiliates (exclusive of depreciation and amortization)*	19.5	37.8	(18.3)	(48.4%)
Products cost of sales (exclusive of depreciation and amortization)	240.9	226.2	14.7	6.5%
Products cost of sales with RRD affiliates (exclusive of depreciation and amortization)*	32.3	57.9	(25.6)	(44.2%)
Cost of sales	621.4	619.0	2.4	0.4%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	232.9	209.8	23.1	11.0%
Restructuring, impairment and other charges-net	7.1	5.4	1.7	31.5%
Depreciation and amortization	44.5	43.3	1.2	2.8%
Income from operations	$99.0	$106.0	$(7.0)	(6.6%)

* Beginning in the quarter ended June 30, 2017, LSC no longer qualified as a related party, therefore the 2017 amounts disclosed related to LSC are presented through March 31, 2017 only. Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party, therefore the amounts disclosed related to RRD are presented through June 30, 2017 only.

Consolidated and Combined

Net sales of services for the year ended December 31, 2017 increased $33.5 million, or 5.6%, to $632.1 million, versus the year ended December 31, 2016 including a $1.0 million, or 0.2%, decrease due to changes in foreign exchange rates. Net sales of services increased due to higher volumes in virtual data room services, mutual fund print-related services, translations services and content management, partially offset by lower capital markets compliance volumes.

Net sales of products for the year ended December 31, 2017 decreased $12.1 million, or 3.1%, to $372.8 million versus the year ended December 31, 2016, including a $0.8 million, or 0.2%, decrease due to changes in foreign exchange rates. Net sales of products decreased due to lower capital markets transactions volumes, healthcare volumes and price pressures in investment markets, partially offset by higher capital markets compliance and mutual fund print volumes.

Services cost of sales increased $13.3 million, or 4.0%, for the year ended December 31, 2017, versus the year ended December 31, 2016. Services cost of sales increased due to higher mutual fund print-related services and content management volumes, an increase in the allocation of information technology expenses from selling, general and administrative expenses to cost of sales and an increase in incentive compensation expense, partially offset by cost control initiatives. As a percentage of net sales, services cost of sales decreased 0.8% due to favorable mix and cost control initiatives.

Products cost of sales decreased $10.9 million, or 3.8%, for the year ended December 31, 2017, versus the year ended December 31, 2016.  Products cost of sales decreased due to lower capital markets transaction and healthcare volumes and cost control initiatives. As a percentage of net sales, products cost of sales decreased 0.5% primarily due to a favorable mix of product sales and cost control initiatives.

Selling, general and administrative expenses for the year ended December 31, 2017 increased $23.1 million, or 11.0%, to $232.9 million, as compared to the year ended December 31, 2016, primarily due to an increase in expenses incurred to operate as an independent public company, including selling expenses, employee compensation costs and spin-off related transaction expenses, partially offset by an increase in the allocation of information technology expenses from selling, general and administrative expenses to cost of sales. As a percentage of net sales, selling, general, and administrative expenses increased from 21.3% for the year ended December 31, 2016 to 23.2% for year ended December 31, 2017 primarily due to increased costs of operating as an independent public company, including spin-off related transaction expenses.

For the year ended December 31, 2017, the Company recorded net restructuring, impairment and other charges of $7.1 million compared to $5.4 million for the year ended December 31, 2016. For the year ended December 31, 2017, these charges included $6.4 million of employee termination costs for 192 employees, substantially all of whom were terminated as of December 31, 2017. These charges primarily related to the reorganization of certain operations and certain administrative functions. During the year ended December 31, 2017, the Company also incurred $0.3 million of lease termination and other restructuring costs, $0.2 million of net impairment charges primarily related to leasehold improvements associated with facility closures and $0.2 million for other charges associated with the Company’s decision to withdraw in 2013 from certain-multi-employer pension plans serving facilities that continued to operate. For the year ended December 31, 2016, these charges included $3.7 million of employee termination costs for 84 employees, all of whom were terminated as of December 31, 2016.  These charges were primarily the result of the reorganization of certain administrative functions.  The Company also incurred lease termination and other restructuring charges of $1.5 million and other charges of $0.2 million associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans during the year ended December 31, 2016.

Depreciation and amortization for the year ended December 31, 2017 increased $1.2 million, or 2.8%, to $44.5 compared to the year ended December 31, 2016.  Depreciation and amortization included $15.0 million and $14.4 million of amortization of other intangible assets related to customer relationships, trade names and non-compete agreements for the years ended December 31, 2017 and 2016, respectively.

Income from operations for the year ended December 31, 2017 decreased $7.0 million, or 6.6%, to $99.0 million versus the year ended December 31, 2016, due to lower volumes in capital markets transactions and healthcare print and an increase in expenses incurred to operate as an independent public company, including selling expenses, employee compensation costs and spin-off related transaction expenses, partially offset by cost control initiatives and higher volumes in capital markets compliance, virtual data room services, mutual funds print-related services and content management.

	2017	2016	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$42.9	$11.7	$31.2	266.7%

Net interest expense increased by $31.2 million for the year ended December 31, 2017 versus the year ended December 31, 2016, due to the issuance of debt in connection with the Separation. Refer to “Liquidity and Capital Resources” for further discussion.

	2017	2016	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$56.2	$94.3	$(38.1)	(40.4%)
Income tax expense	46.5	35.2	11.3	32.1%
Effective income tax rate	82.7%	37.3%

The effective income tax rate was 82.7% for the year ended December 31, 2017 compared to 37.3% for the year ended December 31, 2016. The 2017 effective income tax rate is higher as compared to the 2016 effective income tax rate primarily due to impacts of the recent changes to U.S. tax legislation as a result of the enactment of the Tax Act, including the transition tax imposed on the Company's accumulated foreign earnings and the remeasurement of the Company's U.S net deferred tax asset. The 2017 effective income tax rate was also impacted by non-deductible expenses incurred by the Company in 2017 which were previously incurred by RRD on behalf of the Company during pre-Separation periods, as well as a one-time favorable change in a valuation allowance in 2016 not present in 2017.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate.

U.S.

	Year Ended December 31,
	2017	2016
	(in millions, except percentages)
Net sales	$847.9	$845.2
Income from operations	127.6	118.4
Operating margin	15.0%	14.0%
Restructuring, impairment and other charges-net	3.9	4.7
Spin-off related transaction expenses	10.0	0.3

	Net Sales for the
	Year Ended December 31,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Capital Markets	$455.4	$466.1	$(10.7)	(2.3%)
Investment Markets	345.4	336.1	9.3	2.8%
Language Solutions and other	47.1	43.0	4.1	9.5%
Total U.S.	$847.9	$845.2	$2.7	0.3%

Net sales for the U.S. segment for the year ended December 31, 2017 were $847.9 million, an increase of $2.7 million, or 0.3%, compared to the year ended December 31, 2016.  Net sales increased due to higher volumes in capital markets compliance, mutual fund print-related services, virtual data room services, mutual fund print volumes and content management, partially offset by lower capital markets transactions and healthcare volumes. An analysis of net sales by reporting unit follows:

•	Capital Markets: Sales decreased due to lower transactions volumes, partially offset by increased compliance volumes and virtual data room services.
•

Investment Markets: Sales increased due to higher volumes in mutual fund print-related services, mutual fund print and content management, partially offset by lower healthcare volumes and price pressures.

•	Language Solutions and other: Sales increased primarily due to higher volumes in commercial print.

U.S. segment income from operations for the year ended December 31, 2017 increased $9.2 million, or 7.8%, as compared to the year ended December 31, 2016, due to cost control initiatives and higher volumes in capital markets compliance, mutual fund print-related services, virtual data room services, mutual fund print volumes and content management, partially offset by lower capital markets transactions and healthcare volumes and an increase in selling expenses, spin-off related transaction expenses and incentive compensation expense.

Operating margins increased from 14.0% for the year ended December 31, 2016 to 15.0% for the year ended December 31, 2017 due to cost control initiatives. The increase in operating margins was partially offset by spin-off related transaction expenses which impacted margins by 1.2 percentage points and an increase in selling expenses and incentive compensation expense.

International

	Year Ended December 31,
	2017	2016
	(in millions, except percentages)
Net sales	$157.0	$138.3
Income from operations	7.2	9.6
Operating margin	4.6%	6.9%
Restructuring, impairment and other charges-net	2.2	0.6

Net sales for the International segment for the year ended December 31, 2017 were $157.0 million, an increase of $18.7 million, or 13.5%, compared to the year ended December 31, 2016 including a $1.8 million, or 1.3%, decrease due to changes in foreign exchange rates. Net sales increased due to higher volumes in mutual funds, capital markets transactions, virtual data room and translation services.

International segment income from operations for the year ended December 31, 2017 decreased $2.4 million, or 25.0%, compared to the year ended December 31, 2016, due to an increase in allocated expenses, including information technology expenses and an increase in incentive compensation expense and restructuring, impairment and other charges, partially offset higher volumes in mutual funds, capital markets transactions, virtual data room and translation services and cost control initiatives.

Operating margins decreased from 6.9% for the year ended December 31, 2016 to 4.6% for the year ended December 31, 2017 of which 1.0 percentage points were due to higher restructuring, impairment and other charges.  Operating margins were also impacted by an increase in allocated expenses, including information technology expenses and incentive compensation expense, partially offset by cost control initiatives.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Year Ended
	December 31,
	2017	2016
	(in millions)
Operating expenses	$35.8	$22.0
Share-based compensation expense	6.8	2.5
Spin-off related transaction expenses	6.5	4.6
Restructuring, impairment and other charges-net	1.0	0.1
Acquisition-related expenses	0.2	—

Corporate operating expenses for the year ended December 31, 2017 increased $13.8 million versus the year ended December 31, 2016 due to higher employee compensation costs incurred to operate as an independent public company and an increase in share-based compensation expense and spin-off related transaction expenses.

Results of Operations for the Year Ended December 31, 2016 as Compared to the Year Ended December 31, 2015

The following table shows the results of operations for the year ended December 31, 2016 and 2015:

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

For the year ended December 31, 2016, the Company recorded net restructuring, impairment and other charges of $5.4 million compared to $4.4 million for the year ended December 31, 2015. For the year ended December 31, 2016, these charges included $3.7 million of employee termination costs for 84 employees, substantially all of whom were terminated as of December 31, 2016. These charges primarily related to the reorganization of certain administrative functions. During the year ended December 31, 2016, the Company also incurred $1.5 million of lease termination and other restructuring costs and $0.2 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate. For the year ended December 31, 2015, these charges included $2.3 million of employee termination costs for 64 employees, all of whom were terminated as of December 31, 2017.  These charges were primarily the result of the reorganization of certain administrative functions. The Company also incurred lease termination and other restructuring charges of $1.9 million and other charges of $0.2 million associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans during the year ended December 31, 2015.

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
	Year Ended December 31
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

Non-GAAP Measures

The Company believes that certain Non-GAAP measures, such as Non-GAAP adjusted EBITDA, provide useful information about the Company’s operating results and enhance the overall ability to assess the Company’s financial performance.  The Company uses these measures, together with other measures of performance under GAAP, to compare the relative performance of operations in planning, budgeting and reviewing the performance of its business.  Non-GAAP adjusted EBITDA allows investors to make a more meaningful comparison between the Company’s core business operating results over different periods of time.  The Company believes that Non-GAAP adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provides useful information about the Company’s business without regard to potential distortions. By eliminating potential differences in results of operations between periods caused by factors such as depreciation and amortization methods, historic cost and age of assets, financing and capital structures, taxation positions or regimes, restructuring, impairment and other charges, acquisition-related expenses and gain or loss on certain equity investments and asset sales, the Company believes that Non-GAAP adjusted EBITDA can provide a useful additional basis for comparing the current performance of the underlying operations being evaluated.

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

A reconciliation of GAAP net earnings to Non-GAAP adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015 for these adjustments is presented in the following table:

	Year ended December 31,
	2017	2016	2015
	(in millions)
Net earnings	$9.7	$59.1	$104.3
Restructuring, impairment and other charges—net	7.1	5.4	4.4
Share-based compensation expense	6.8	2.5	1.6
Spin-off related transaction expenses	16.5	4.9	—
Acquisition-related expenses	0.2	—	—
Depreciation and amortization	44.5	43.3	41.7
Interest expense—net	42.9	11.7	1.1
Investment and other income—net	(0.1)	—	(0.1)
Income tax expense	46.5	35.2	67.4
Non-GAAP adjusted EBITDA	$174.1	$162.1	$220.4

2017 Restructuring, impairment and other charges—net. The year ended December 31, 2017 included $6.4 million for employee termination costs, $0.3 million of net lease termination and other restructuring costs, $0.2 million of net impairment charges related to leasehold improvements associated with facility closures and $0.2 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

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

Share-based compensation expense. Included pre-tax charges of $6.8 million, $2.5 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Spin-off related transaction expenses. Included pre-tax charges of $16.5 million and $4.9 million related to third-party consulting fees, legal fees and other costs related to the Separation for the year ended December 31, 2017 and 2016, respectively.

Acquisition-related expenses. Included pre-tax charges of $0.2 million primarily related to legal expenses for the year ended December 31, 2017 associated with contemplated acquisitions.

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

The following describes the Company’s cash flows for the years ended December 31, 2017 and 2016.

Cash Flows Provided By Operating Activities

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

2017 compared to 2016

Net cash provided by operating activities was $91.4 million for the year ended December 31, 2017 compared to $106.0 million for the year ended December 31, 2016. The decrease in net cash provided by operating activities reflected higher payments related to interest and taxes and the timing of payments for suppliers and employee-related liabilities, offset by the timing of customer payments.

2016 compared to 2015

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

Cash Flows Used For Investing Activities

2017 compared to 2016

Net cash used in investing activities was $31.0 million for the year ended December 31, 2017 compared to $29.3 million for the year ended December 31, 2016.  Capital expenditures were $27.8 million during the year ended December 31, 2017, an increase of $1.6 million as compared to the same period of 2016.

2016 compared to 2015

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

Cash Flows Used For Financing Activities

2017 compared to 2016

Net cash used in financing activities for the year ended December 31, 2017 was $45.7 million compared to $60.0 million for the year ended December 31, 2016.  The decrease in net cash used in financing activities reflected $133.0 million in payments on long-term debt, partially offset by a $68.0 million Separation-related payment from RRD and $18.8 million of proceeds from the issuance of common stock. Net cash used in financing activities for the year ended December 31, 2016 reflected $340.1 million in net transfers to RRD and its affiliates in connection with the Separation and $50.0 million in payments on long-term debt, offset by $348.2 million of proceeds from the issuance of long-term debt.

2016 compared to 2015

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

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies the Company’s future contractual obligations as of December 31, 2017:

	Payments Due In
	Total	2018	2019	2020	2021	2022	Thereafter
	(in millions)
Debt (a)	$470.0	$—	$—	$2.5	$10.0	$10.0	$447.5
Interest due on debt	209.8	32.5	32.5	32.5	32.2	31.8	48.3
Operating leases (b)	119.3	31.7	24.3	16.2	11.9	9.8	25.4
Outsourced services (c)	34.1	27.6	2.9	1.6	1.4	0.6	—
Deferred compensation	31.5	6.7	6.5	1.6	1.8	2.8	12.1
Incentive compensation	17.8	17.8	—	—	—	—	—
Multi-employer pension plan withdrawal obligations	6.1	0.4	0.4	0.4	0.4	0.4	4.1
Pension and other postretirement benefits plan contributions (d)	3.8	2.4	1.4	—	—	—	—
Other (e)	10.8	9.0	0.9	0.9	—	—	—
Total as of December 31, 2017	$903.2	$128.1	$68.9	$55.7	$57.7	$55.4	$537.4

(a)	Excludes unamortized debt issuance costs of $10.3 million and a discount of $1.4 million which do not represent contractual commitments with a fixed amount or maturity date.
(b)	Operating leases include obligations to landlords.
(c)	Includes information technology, professional, maintenance and other outsourced services.
(d)

Includes estimated pension and other postretirement benefits plan contributions for 2018 and 2019 and does not include the obligations for subsequent periods, as the Company is unable to reasonably estimate the ultimate amounts.

(e)

Other includes purchases of property, plant and equipment of $5.3 million, commercial agreement obligations of $2.7 million, employee restructuring-related severance payments of $1.3 million and miscellaneous other obligations.

As a result of the Tax Act, the Company recorded a one-time transition tax expense of $14.2 million during the fourth quarter of 2017. The Company will make an election to pay the transition tax liability in installments over eight years. Consequently, $13.1 million of this liability has been recorded as noncurrent taxes payable in the Company’s consolidated balance sheet at December 31, 2017.

Liquidity

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.

Cash and cash equivalents were $52.0 million as of December 31, 2017, an increase of $15.8 million as compared to December 31, 2016.

Cash and cash equivalents of $52.0 million at December 31, 2017 included $36.2 million in the U.S. and $15.8 million at international locations. The Company has not recognized deferred tax liabilities related to taxes on foreign earnings as foreign earnings are considered to be indefinitely reinvested. Certain cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be indefinitely reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

On October 2, 2017, the Company repriced the Term Loan Credit Facility. As a result, the interest rate was reduced by 100 basis points to LIBOR plus 3.0% and the LIBOR floor was reduced by 25 basis points to 0.75%. Additionally, under the amended Credit Agreement, principal payments are due on a quarterly basis. Other terms, including the outstanding principal, maturity date, and debt covenants such as the minimum interest coverage ratio and the maximum leverage ratio are consistent with the original Credit Agreement.

On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. RRD retained approximately 0.1 million shares of the Company’s common stock upon consummation of the offering which were subsequently sold by RRD on August 4, 2017. In conjunction with the underwritten public offering, the underwriters exercised their option to purchase approximately 0.9 million Option Shares. The Company received approximately $18.8 million in net proceeds from the sale of the Option Shares, after deducting estimated underwriting discounts and commissions. The proceeds were used to reduce outstanding debt under the Revolving Facility.

Pursuant to the Separation and Distribution Agreement, the Company received a cash payment of $68.0 million from RRD on April 3, 2017. The proceeds were used to reduce outstanding debt under the Term Loan Credit Facility.

The Company’s debt maturity schedule as of December 31, 2017 is shown in the table below:

	Debt Maturity Schedule
	Total	2018	2019	2020	2021	2022	Thereafter
Notes (a)	$300.0	$—	$—	$—	$—	$—	$300.0
Borrowings under the Term Loan Credit Facility (b)	170.0	—	—	2.5	10.0	10.0	147.5
Total	$470.0	$—	$—	$2.5	$10.0	$10.0	$447.5

(a)	Excludes unamortized debt issuance costs of $5.7 million which do not represent contractual commitments with a fixed amount or maturity date.
(b)	Excludes unamortized debt issuance costs of $4.6 million and a discount of $1.4 million which do not represent contractual commitments with a fixed amount or maturity date.

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

As of December 31, 2017, there were no borrowings under the Revolving Facility. Based on the Company’s results of operations for the year ended December 31, 2017 and existing debt, the Company would have had the ability to utilize $300.0 million of the $300.0 million Revolving Facility and not have been in violation of the terms of the agreement. The current availability under the Revolving Facility and net available liquidity as of December 31, 2017 is shown in the table below:

December 31, 2017
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	—
Impact on availability related to outstanding letters of credit	—
$—

Current availability at December 31, 2017	$300.0
Cash	52.0
Net Available Liquidity	$352.0

The Company was in compliance with its debt covenants as of December 31, 2017, and expects to remain in compliance based on management’s estimates of operating and financial results for 2018 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of December 31, 2017, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of December 31, 2017, the Revolving Facility is supported by seventeen U.S. and international financial institutions.

As of December 31, 2017, the Company had $4.5 million in outstanding letters of credit and bank guarantees, of which none reduced to the availability under the Revolving Facility.

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

Risk Management

The Company is exposed to interest rate risk on its variable debt. At December 31, 2017, the Company’s exposure to rate fluctuations on variable-interest borrowings was $170.0 million.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows. A hypothetical 10% change in yield would change the fair values of fixed-rate debt at December 31, 2017 by approximately $11.3 million, or 3.8%.

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

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 9, Commitments and Contingencies, to the Consolidated and Combined Financial Statements.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s consolidated financial statements are described in Note 20, New Accounting Pronouncements, to the Consolidated and Combined Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to potential fluctuations in earnings, cash flows, and the fair value of certain assets and liabilities due to changes in interest rates and foreign currency exchange rates. The Company manages exposure to these market risks through regular operating and financial activities and, when deemed appropriate, through the use of derivative financial instruments for risk management purposes. As a result, the Company does not anticipate any material losses from these risks. The Company was not a party to any derivative financial instrument at December 31, 2017 or 2016.

The Company discusses risk management in various places throughout this document, including discussions concerning liquidity and capital resources.

Foreign Exchange Risk

While the substantial majority of the Company’s business is conducted within the U.S., approximately 16% of the Company’s consolidated net sales in 2017 were earned outside of the U.S. The Company has operations internationally that are denominated in foreign currencies, primarily the British Pound and Canadian dollar, exposing the Company to foreign currency exchange risk which may adversely impact financial results. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of the Company’s various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange spot and forward contracts to hedge the currency risk. The Company does not use derivative financial instruments for trading or speculative purposes.

For the year ended December 31, 2017, a hypothetical 10% strengthening of the U.S. dollar relative to multiple currencies would have resulted in a decrease in earnings before income taxes of $0.7 million. A hypothetical 10% strengthening of the U.S. dollar relative to multiple currencies at December 31, 2017 would have resulted in a decrease in total assets of approximately $9.2 million.

Interest Rate Risk

The Company is exposed to interest rate risk on its variable debt. At December 31, 2017, the Company’s exposure to rate fluctuations on variable-interest borrowings was $170.0 million.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows. A hypothetical 10% change in yield would change the fair values of fixed-rate debt at December 31, 2017 by approximately $11.3 million, or 3.8%.

Credit Risk

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated due to the Company’s large, diverse customer base, dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10% of the Company’s combined net sales in the years ended December 31, 2017, 2016 or 2015. The Company maintains provisions for potential credit losses and such losses to date have normally been within the Company’s expectations. The Company evaluates the solvency of its customers on an ongoing basis to determine if additional allowances for doubtful accounts receivable need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.

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

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2017. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

(b)	Changes in internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the guidelines established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated and combined financial statements of the Company included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Donnelley Financial Solutions, Inc

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Donnelley Financial Solutions, Inc and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated and combined financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the allocation of certain assets, liabilities, expenses and income that have historically been held at R.R. Donnelley & Sons Company corporate level, but which are specifically identifiable or attributable to Donnelley Financial Solutions, Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Chicago, IL

February 28, 2018

ITEM 9B.	OTHER INFORMATION

On February 15, 2018, the Board of Directors adopted an amended Non-Employee Director Compensation Plan (the “Plan”), effective as of February 15, 2018, which supersedes the form of the Plan filed on the Company’s current report on Form 8-K dated September 30, 2016 and filed on October 3, 2016.  On February 14, 2018, the Compensation Committee of the Board of Directors approved a form of Performance Share Unit Award Agreement to be used for grants of such awards to the Company’s executive officers and employees.

The foregoing description is a summary and qualified in its entirety by reference to the full text of the Plan and the Form of Performance Share Unit Award Agreement, which are attached hereto as Exhibits 10.5 and 10.22 and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF DONNELLEY FINANCIAL SOLUTIONS, INC. AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 24, 2018 (the “2018 Proxy Statement”).

The Company has adopted a policy statement entitled Code of Ethics that applies to its chief executive officer and senior financial officers. In the event that an amendment to, or a waiver from, a provision of the Code of Ethics is made or granted, the Company intends to post such information on its web site, www.dfsco.com. A copy of the Company’s Code of Ethics has been filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

EXECUTIVE OFFICERS OF DONNELLEY FINANCIAL SOLUTIONS, INC.

Name, Age and Position with the Company	Officer Since	Business Experience
Daniel N. Leib 51, Chief Executive Officer	2016

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

Thomas F. Juhase 57, Chief Operating Officer	2016

Served as RRD’s President, Financial, Global Outsourcing and Document Solutions from 2010 to October 2016. He served as RRD’s President, Financial and Global Outsourcing from 2007 to 2010, as President, Global Capital Market, Financial Print Solutions from 2004 to 2007. From 1991 to 2004, Mr. Juhase served in various capacities with RRD in sales and operations in the U.S. and internationally.

David A. Gardella 48, Chief Financial Officer	2016

Served as RRD’s Senior Vice President, Investor Relations & Mergers and Acquisitions from 2011 to October 2016. He served as RRD’s Vice President, Investor Relations from 2009 to 2011 and as Vice President, Corporate Finance from 2008 to 2009. From 1992 to 2004 and then from 2005 to 2008, Mr. Gardella served in various capacities in financial management and financial planning & analysis.

Jennifer B. Reiners 51, General Counsel	2016

Served as RRD’s Senior Vice President, Deputy General Counsel from 2008 to October 2016 and as Vice President, Deputy General Counsel from 2005 to 2008. Prior to this, served in various capacities in the legal department from 1997 to 2008.

Kami S. Turner 43, Controller and Chief Accounting Officer	2016

Served as RRD’s Assistant Controller from December 2012 to October 2016. Prior to this, served as Vice President, External Reporting in 2012 and from 2009 to 2011 served in various capacities in finance at RRD.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the material under the captions “Compensation Discussion and Analysis,” “Human Resources Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation” of the 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2018 Proxy Statement.

Equity Compensation Plan Information

Information as of December 31, 2017 concerning compensation plans under which Donnelley Financial’s equity securities are authorized for issuance was as follows:

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (in thousands) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (1)) (in thousands) (3)
Equity compensation plans approved by security holders (a)	1,094.2	$22.13	1,960.3

(a)

Includes 635,557 shares issuable upon the vesting of restricted stock units, however, excludes 285,569 of restricted stock awards as these awards are already issued under the Donnelley Financial Solutions Performance Incentive Plan as common stock.

(b)	Restricted stock units and restricted stock awards were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(c)

All of these shares are available for issuance under the Donnelley Financial Solutions Performance Incentive Plan. The Donnelley Financial Solutions Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 3,500,000 in the aggregate, of which 1,960,311 remain available for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the heading “Certain Transactions,” “The Board’s Committees and Their Functions” and “Corporate Governance—Independence of Directors” of the 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm” of the 2018 Proxy Statement.

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

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

ITEM 15(a).  INDEX TO FINANCIAL STATEMENTS

Page
Consolidated and Combined Statements of Operations for each of the three years in the period ended December 31, 2017	F–2
Consolidated and Combined Statements of Comprehensive Income for each of the three years in the period ended December 31, 2017	F–3
Consolidated Balance Sheets as of December 31, 2017 and 2016	F–4
Consolidated and Combined Statements of Cash Flows for each of the three years in the period ended December 31, 2017	F–5
Consolidated and Combined Statements of Equity for each of the three years in the period ended December 31, 2017	F–6
Notes to Consolidated and Combined Financial Statements	F–7
Report of Independent Registered Public Accounting Firm	F–48
Unaudited Interim Financial Information	F–49

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Consolidated and Combined Statements of Operations

(in millions, except per share data)

	Year Ended December 31,
	2017	2016	2015
Services net sales	$632.1	$598.6	$628.6
Products net sales	372.8	384.9	420.9
Total net sales	1,004.9	983.5	1,049.5
Services cost of sales (exclusive of depreciation and amortization)	328.7	297.1	291.9
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	19.5	37.8	40.4
Products cost of sales (exclusive of depreciation and amortization)	240.9	226.2	230.9
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	32.3	57.9	68.3
Total cost of sales	621.4	619.0	631.5
Selling, general and administrative expenses (exclusive of depreciation and amortization)	232.9	209.8	199.2
Restructuring, impairment and other charges-net	7.1	5.4	4.4
Depreciation and amortization	44.5	43.3	41.7
Income from operations	99.0	106.0	172.7
Interest expense-net	42.9	11.7	1.1
Investment and other income-net	(0.1)	—	(0.1)
Earnings before income taxes	56.2	94.3	171.7
Income tax expense	46.5	35.2	67.4
Net earnings	$9.7	$59.1	$104.3

Net earnings per share (Note 13):
Basic net earnings per share	$0.29	$1.81	$3.22
Diluted net earnings per share	$0.29	$1.80	$3.22
Weighted average number to common shares outstanding
Basic	33.1	32.6	32.4
Diluted	33.3	32.8	32.4

* Beginning in the quarter ended June 30, 2017, LSC Communications, Inc. (“LSC”) no longer qualified as a related party, therefore the 2017 amounts disclosed related to LSC are presented through March 31, 2017 only. Beginning in the quarter ended September 30, 2017, R.R. Donnelley & Sons Company ("RRD") no longer qualified as a related party, therefore the 2017 amounts disclosed related to RRD are presented through June 30, 2017 only.

See Notes to the Consolidated and Combined Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Consolidated and Combined Statements of Comprehensive Income

(in millions)

	Year Ended December 31,
	2017	2016	2015
Net earnings	$9.7	$59.1	$104.3

Other comprehensive income (loss), net of tax:
Translation adjustments	4.4	(0.1)	(7.5)
Adjustment for net periodic pension and other postretirement benefits plan cost	(0.7)	7.1	27.5
Other comprehensive income, net of tax	3.7	7.0	20.0
Comprehensive income	$13.4	$66.1	$124.3

See Notes to the Consolidated and Combined Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Consolidated Balance Sheets

(in millions, except per share data)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$52.0	$36.2
Receivables, less allowances for doubtful accounts of $7.3 in 2017 (2016 - $6.4)	165.2	156.2
Receivable from R.R. Donnelley*	—	96.0
Inventories	23.3	24.1
Prepaid expenses and other current assets	29.6	17.1
Total current assets	270.1	329.6
Property, plant and equipment-net	34.7	35.5
Goodwill	447.4	446.4
Other intangible assets-net	39.9	54.3
Software-net	41.1	41.6
Deferred income taxes	22.2	37.0
Other noncurrent assets	38.1	34.5
Total assets	$893.5	$978.9
LIABILITIES
Accounts payable	$67.8	$85.3
Accrued liabilities	119.2	100.7
Total current liabilities	187.0	186.0
Long-term debt (Note 12)	458.3	587.0
Deferred compensation liabilities	22.8	24.4
Pension and other postretirement benefits plan liabilities	52.5	56.4
Other noncurrent liabilities	23.5	14.0
Total liabilities	744.1	867.8
Commitments and Contingencies (Note 9)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued: 33.8 shares in 2017 (2016 - 32.6 shares)	0.3	0.3
Treasury stock, at cost: less than 0.1 shares in 2017	(0.9)	—
Additional paid-in-capital	205.7	179.9
Retained earnings (deficit)	8.9	(0.8)
Accumulated other comprehensive loss	(64.6)	(68.3)
Total equity	149.4	111.1
Total liabilities and equity	$893.5	$978.9

* Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party.

See Notes to the Consolidated and Combined Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Consolidated and Combined Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net earnings	$9.7	$59.1	$104.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44.5	43.3	41.7
Provision for doubtful accounts receivable	3.9	3.1	0.5
Share-based compensation	6.8	2.5	1.6
Deferred income taxes	12.4	(5.9)	10.2
Changes in uncertain tax positions	(0.2)	0.9	0.3
Gain on investments and other assets - net	0.2	0.1	—
Net pension and other postretirement benefits plan income	(3.3)	(1.0)	—
Other	2.8	1.0	0.2
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable - net	18.0	(43.1)	(10.2)
Inventories	0.8	(1.9)	0.2
Prepaid expenses and other current assets	(3.5)	(7.4)	0.9
Accounts payable	(18.3)	42.3	5.1
Income taxes payable and receivable	5.4	(3.6)	(0.7)
Accrued liabilities and other	14.4	17.7	(33.2)
Pension and other postretirement benefits plan contributions	(2.2)	(1.1)	—
Net cash provided by operating activities	91.4	106.0	120.9
INVESTING ACTIVITIES
Capital expenditures	(27.8)	(26.2)	(27.1)
Purchases of investments	(3.4)	(3.5)	(10.0)
Other investing activities	0.2	0.4	—
Net cash used in investing activities	(31.0)	(29.3)	(37.1)
FINANCING ACTIVITIES
Revolving facility borrowings	298.5	—	—
Payments on revolving facility borrowings	(298.5)	—	—
Payments on long-term debt	(133.0)	(50.0)	—
Debt issuance costs	(2.1)	(9.3)	—
Separation-related payment from R.R. Donnelley	68.0	—	—
Proceeds from issuance of common stock	18.8	—	—
Proceeds from issuance of long-term debt	3.1	348.2	—
Net change in short-term debt	—	(8.8)	(24.0)
Payments on note payable with an R.R. Donnelley affiliate	—	—	(14.8)
Net transfers to Parent and affiliates	—	(340.1)	(56.0)
Treasury stock repurchases	(0.9)	—	—
Other financing activities	0.4	—	—
Net cash used in financing activities	(45.7)	(60.0)	(94.8)
Effect of exchange rate on cash and cash equivalents	1.1	4.4	(2.5)
Net increase (decrease) in cash and cash equivalents	15.8	21.1	(13.5)
Cash and cash equivalents at beginning of year	36.2	15.1	28.6
Cash and cash equivalents at end of period	$52.0	$36.2	$15.1

Supplemental non-cash disclosure:
Debt exchange with R.R. Donnelley, including $5.5 million of debt issuance costs	$—	$300	$—
Settlement of intercompany note payable	—	29.6	—
Accrued debt issuance costs	—	1.5	—

See Notes to the Consolidated and Combined Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Consolidated and Combined Statements of Equity

(in millions)

	Common Stock		Treasury Stock		Additional Paid-in- Capital	Net Parent Company Investment	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2015	—	$—	—	$—	$—	$1,025.2	$—	$(673.7)	$351.5
Net earnings	—	—	—	—	—	104.3	—	—	104.3
Net transfers to R.R. Donnelley	—	—	—	—	—	(53.2)	—	—	(53.2)
Net transfer of pension plan to R.R. Donnelley	—	—	—	—	—	(436.8)	—	637.7	200.9
Other comprehensive income	—	—	—	—	—	—	—	20.0	20.0
Balance at December 31, 2015	—	$—	—	$—	$—	$639.5	$—	$(16.0)	$623.5
Net earnings	—	—	—	—	—	59.9	(0.8)	—	59.1
Net transfers to R.R. Donnelley	—	—	—	—	—	(598.8)	—	—	(598.8)
Separation-related adjustments	—	—	—	—	—	78.0	—	(59.3)	18.7
Reclassification of net parent company investment in connection with the Separation	—	—	—	—	178.6	(178.6)	—	—	—
Issuance of common stock upon separation	32.4	0.3	—	—	—	—	—	—	0.3
Share-based compensation	—	—	—	—	1.3	—	—	—	1.3
Issuance of share-based awards, net of withholdings and other	0.2	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	7.0	7.0
Balance at December 31, 2016	32.6	$0.3	—	$—	$179.9	$—	$(0.8)	$(68.3)	$111.1
Net earnings	—	—	—	—	—	—	9.7	—	9.7
Other comprehensive income	—	—	—	—	—	—	—	3.7	3.7
Separation-related adjustments	—	—	—	—	0.2	—	—	—	0.2
Issuance of additional common shares	0.9	—	—	—	18.8	—	—	—	18.8
Share-based compensation	—	—	—	—	6.8	—	—	—	6.8
Issuance of share-based awards, net of withholdings and other	0.3	—	—	(0.9)	—	—	—	—	(0.9)
Balance at December 31, 2017	33.8	$0.3	—	$(0.9)	$205.7	$—	$8.9	$(64.6)	$149.4

See Notes to the Consolidated and Combined Financial Statements

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

Donnelley Financial’s Registration Statement on Form 10, as amended, was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on September 20, 2016. On October 1, 2016, Donnelley Financial became an independent publicly traded company through the distribution by R.R. Donnelley & Sons Company (“RRD”) of approximately 26.2 million shares, or 80.75%, of Donnelley Financial common stock to RRD shareholders (the “Separation”). Holders of RRD common stock received one share of Donnelley Financial common stock for every eight shares of RRD common stock held on September 23, 2016. As part of the Separation, RRD retained approximately 6.2 million shares of Donnelley Financial common stock, or a 19.25% interest in Donnelley Financial. Donnelley Financial’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange on October 3, 2016.  On October 1, 2016, RRD also completed the previously announced separation of LSC Communications, Inc. (“LSC”), its publishing and retail-centric print services and office products business. On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC common stock (RRD’s remaining ownership stake in LSC) in an underwritten public offering. As a result, beginning in the quarter ended June 30, 2017, LSC no longer qualified as a related party of the Company.

On March 24, 2017, pursuant to the Stockholder and Registration Rights Agreement, dated as of September 30, 2016, by and between the Company and RRD, the Company filed a Registration Statement on Form S-1 to register the offering and sale of shares of the Company’s common stock retained by RRD. The Registration Statement on Form S-1, as amended, was declared effective by the SEC on June 13, 2017. On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. Upon the consummation of the offering, RRD retained approximately 0.1 million shares of the Company’s common stock which were subsequently sold by RRD on August 4, 2017. In conjunction with the underwritten public offering, the underwriters exercised their option to purchase approximately 0.9 million of the Company’s shares (the “Option Shares”). The Company received approximately $18.8 million in net proceeds from the sale of the Option Shares, after deducting estimated underwriting discounts and commissions. The proceeds were used to reduce outstanding debt under the Revolving Facility (as defined in Note 12, Debt). Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party, therefore amounts disclosed related to RRD are presented through June 30, 2017 only.

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

At the time of the Separation, the Company entered into a number of commercial and other arrangements with RRD and its subsidiaries. These include, among other things, arrangements for the provision of services, including global outsourcing and logistics services, printing and binding, digital printing, composition, premedia and access to technology. The terms of the arrangements with RRD do not exceed 36 months. Subsequent to the Separation, RRD and LSC are clients of the Company and expect to utilize financial communication software and services that the Company makes available to all of its clients.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Basis of Presentation

The accompanying consolidated and combined financial statements reflect the consolidated financial position and consolidated results of operations of the Company as an independent, publicly traded company for the periods after the Separation and the combined results of operations for the periods prior to the Separation. Prior to the Separation, the combined financial statements were prepared on a stand-alone basis and were derived from RRD’s consolidated financial statements and accounting records. The consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in accordance with the rules and regulations of the SEC.

For periods prior to the Separation, the consolidated and combined financial statements include the allocation of certain assets and liabilities that were historically held at the RRD corporate level but which were specifically identifiable or attributable to the Company.  Cash and cash equivalents held by RRD were not allocated to Donnelley Financial unless they were held in a legal entity that was transferred to Donnelley Financial. All intercompany transactions and accounts within Donnelley Financial have been eliminated. All intracompany transactions between RRD and Donnelley Financial are considered to be effectively settled in the consolidated and combined financial statements at the time the transaction is recorded. The total net effect of the settlement of these intracompany transactions is reflected in the consolidated and combined statements of cash flows as a financing activity and in the consolidated and combined statements of equity as net parent company investment. Net parent company investment is primarily impacted by contributions from RRD which are the result of treasury activities and net funding provided by or distributed to RRD.

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

RRD maintained various benefit and share-based compensation plans at a corporate level.  Donnelley Financial employees participated in those programs and a portion of the cost of those plans is included in Donnelley Financial’s consolidated and combined financial statements for periods prior to the Separation.  On October 1, 2016, Donnelley Financial recorded net pension plan liabilities of $68.3 million (consisting of a total benefit plan liability of $317.0 million, net of plan assets having fair market value of $248.7 million), as a result of the transfer of certain pension plan liabilities and assets from RRD to the Company upon the legal split of those plans. The pension plan asset allocation from RRD was finalized on June 30, 2017, which resulted in a $0.7 million decrease to the fair value of plan assets transferred to the Company from RRD. The Company also recorded a net other postretirement benefit liability of $1.5 million, as a result of the transfer of an other postretirement benefit plan from RRD to the Company. Refer to Note 10, Retirement Plans, for further details regarding the Company’s pension and other postretirement benefit plans.

Donnelley Financial generates a portion of net revenue from sales to RRD’s subsidiaries. Included in the consolidated and combined financial statements are net revenues from sales to RRD and affiliates of $8.3 million for the six months ended June 30, 2017 and $19.4 million and $7.8 million for the years ended December 31, 2016 and 2015, respectively. Donnelley Financial utilizes RRD for freight and logistics, production of certain printed products and outsourced business services functions. Included in the consolidated and combined financial statements are cost of sales to RRD and affiliates of $51.8 million for the six months ended June 30, 2017 and $95.7 million and $108.7 million for the years ended December 31, 2016 and 2015, respectively. See Note 19, Related Parties, for a further description of related party transactions.

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

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Foreign Operations —Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income (loss) while transaction gains and losses are recorded in net earnings. Deferred taxes are not provided on cumulative foreign currency translation adjustments when the Company expects foreign earnings to be indefinitely reinvested.

Fair Value Measurements—Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company records the fair value of its pension plan assets on a recurring basis. See Note 10, Retirement Plans, for the fair value of the Company’s pension plan assets as of December 31, 2017.

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

Refer to Note 20, New Accounting Pronouncements, for a discussion of the expected impact of the 2018 adoption of Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

Cash and cash equivalents —The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term securities consist of investment grade instruments of governments, financial institutions and corporations.

Receivables— Receivables are stated net of allowances for doubtful accounts and primarily include trade receivables, notes receivable and miscellaneous receivables from suppliers. No single customer comprised more than 10% of the Company’s net sales in 2017, 2016 or 2015. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience. See Note 5, Accounts Receivable, for details of activity affecting the allowance for doubtful accounts receivable.

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

Goodwill is reviewed for impairment annually as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount.

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

For the remaining reporting units, the Company compares each reporting unit’s fair value, estimated based on comparable company market valuations and expected future discounted cash flows to be generated by the reporting unit, to its carrying amount. If the carrying amount exceeds the reporting unit’s fair value, the Company will recognize an impairment loss for the amount by which the carrying amount exceeds the fair value.

The Company also performs an interim review for indicators of impairment at each quarter-end to assess whether an interim impairment review is required for any reporting unit. In the Company’s annual review at October 31, 2017, and its interim review for indicators of impairment as of December 31, 2017, management concluded that there were no indicators that the fair value of any of the reporting units with goodwill was more likely than not below its carrying amount.

Amortization — Certain costs to acquire and develop internal-use computer software are capitalized and amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software, excluding amortization expense related to other intangible assets, was $22.5 million, $20.5 million and $17.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Other intangible assets are recognized separately from goodwill and are amortized over their estimated useful lives.  See Note 4, Goodwill and Other Intangible Assets, for further discussion of other intangible assets and the related amortization expense.

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

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Subsequent to the Separation, the Company recognizes share-based compensation expense based on estimated fair values for all share-based awards made to employees and directors, including restricted stock and restricted stock units. The Company recognizes compensation expense for restricted stock units expected to vest on a straight-line basis over the requisite service period of the award, based on the grant date fair value. The Company recognizes compensation expense for performance based restricted stock awards utlizing a graded vesting schedule. See Note 14, Share-Based Compensation, for further discussion.

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

Donnelley Financial engages outside actuaries to assist in the determination of the obligations and costs under these plans.  The annual income and expense amounts relating to the pension plan are based on calculations which include various actuarial assumptions including, mortality expectations, discount rates and expected long-term rates of return. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effects of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into operating earnings over future periods.  The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. Refer to Note 10, Retirement Plans, for further discussion.

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

The Company is regularly audited by foreign and domestic tax authorities. These audits occasionally result in proposed assessments where the ultimate resolution might result in the Company owing additional taxes, including in some cases, penalties and interest. The Company recognizes a tax position in its financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s financial statements. The Company adjusts such reserves upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon effective settlement or upon the expiration of the statute of limitations, in the period in which such event occurs. See Note 11, Income Taxes, for further discussion.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 3.  Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges recognized in Results of Operations

2017	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
U.S.	$3.3	$0.2	$3.5	$0.2	$0.2	$3.9
International	2.1	0.1	2.2	—	—	2.2
Corporate	1.0	—	1.0	—	—	1.0
Total	$6.4	$0.3	$6.7	$0.2	$0.2	$7.1

Restructuring Charges

For the year ended December 31, 2017, the Company recorded net restructuring charges of $6.4 million for employee termination costs for 192 employees, substantially all of whom were terminated as of December 31, 2017. These charges primarily related to the reorganization of certain operations and certain administrative functions. During the year ended December 31, 2017, the Company also incurred $0.3 million of net lease termination and other restructuring costs, $0.2 million of net impairment charges related to leasehold improvements associated with facility closures and $0.2 million for other charges associated with the Company’s decision to withdraw in 2013 from certain-multi-employer pension plans serving facilities that continued to operate.

2016	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Other Charges	Total
U.S.	$3.0	$1.5	$4.5	$0.2	$4.7
International	0.6	—	0.6	—	0.6
Corporate	0.1	—	0.1	—	0.1
Total	$3.7	$1.5	$5.2	$0.2	$5.4

Restructuring Charges

For the year ended December 31, 2016, the Company recorded net restructuring charges of $3.7 million for employee termination costs for 84 employees, all of whom were terminated as of December 31, 2017. These charges primarily related to the reorganization of certain administrative functions. Additionally, the Company incurred lease termination and other restructuring charges of $1.5 million for the year ended December 31, 2016.

2015	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Other Charges	Total
U.S.	$1.4	$1.9	$3.3	$0.2	$3.5
International	0.9	—	0.9	—	0.9
Total	$2.3	$1.9	$4.2	$0.2	$4.4

Restructuring and Impairment Charges

For the year ended December 31, 2015, the Company recorded net restructuring charges of $2.3 million for employee termination costs for 64 employees, all of whom were terminated as of December 31, 2017.  These charges primarily related to the reorganization of certain administrative functions. Additionally, the Company incurred lease termination and other restructuring charges of $1.9 million for the year ended December 31, 2015.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Restructuring Reserve

The restructuring reserve as of December 31, 2017 and 2016, and changes during the year ended December 31, 2017, were as follows:

	December 31, 2016	Restructuring Charges	Reversals	Foreign Exchange and Other	Cash Paid	December 31, 2017
Employee terminations	$1.6	$6.5	$(0.1)	$—	$(6.7)	$1.3
Lease terminations and other	3.8	3.7	(3.4)	0.3	(2.3)	2.1
Total	$5.4	$10.2	$(3.5)	$0.3	$(9.0)	$3.4

The current portion of restructuring reserves of $2.7 million at December 31, 2017 was included in accrued liabilities, while the long-term portion of $0.7 million, primarily related to lease termination costs, was included in other noncurrent liabilities at December 31, 2017.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by June 30, 2018.

The restructuring liabilities classified as “lease terminations and other” consisted of lease terminations, other facility closing costs and contract termination costs. Payments on certain of the lease obligations are scheduled to continue until 2021. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charges related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the Company’s financial statements. “Reversals” primarily relate to the reversal of previously recognized lease termination costs associated with a facility that the Company began using during the third quarter of 2017.

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

Note 4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2017 and 2016 were as follows:

	U.S.	International	Total
Net book value as of January 1, 2016	$429.2	$17.6	$446.8
Foreign exchange and other adjustments	—	(0.4)	(0.4)
Net book value as of December 31, 2016	429.2	17.2	446.4
Foreign exchange and other adjustments	—	1.0	1.0
Net book value as of December 31, 2017	$429.2	$18.2	$447.4

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The components of other intangible assets at December 31, 2017 and 2016 were as follows:

	December 31, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$140.6	$(100.7)	$39.9	$138.8	$(85.3)	$53.5
Trade names	2.9	(2.9)	—	6.3	(5.5)	0.8
Trademarks, licenses and agreements	—	—	—	3.2	(3.2)	—
Total other intangible assets	$143.5	$(103.6)	$39.9	$148.3	$(94.0)	$54.3

Amortization expense for other intangible assets was $15.0 million, $14.4 million and $15.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of December 31, 2017:

For the year ending December 31,	Amount
2018	$13.8
2019	13.8
2020	12.3
2021	—
2022	—
2023 and thereafter	—
Total	$39.9

Note 5. Accounts Receivable

Transactions affecting the allowances for doubtful accounts receivable during the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Balance, beginning of year	$6.4	$4.6	$3.9
Provisions charged to expense	3.9	3.1	0.5
Write-offs and other	(3.0)	(1.3)	0.2
Balance, end of year	$7.3	$6.4	$4.6

Note 6. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at December 31, 2017 and 2016 were as follows:

	2017	2016
Raw materials and manufacturing supplies	$3.3	$7.6
Work in process	13.7	10.8
Finished goods	6.3	5.7
Total	$23.3	$24.1

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 7. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at December 31, 2017 and 2016 were as follows:

	2017	2016
Land	$10.0	$10.0
Buildings	36.1	44.4
Machinery and equipment	104.0	109.2
	150.1	163.6
Less: Accumulated depreciation	(115.4)	(128.1)
Total	$34.7	$35.5

During the years ended December 31, 2017, 2016 and 2015, depreciation expense was $7.0 million, $8.4 million and $9.1 million, respectively.

Note 8. Accrued Liabilities

The components of the Company’s accrued liabilities at December 31, 2017 and 2016 were as follows:

	2017	2016
Employee-related liabilities	$68.9	$54.0
Customer-related liabilities	22.9	19.3
Accrued interest payable	6.4	6.2
Restructuring liabilities	2.7	3.7
Other	18.3	17.5
Total accrued liabilities	$119.2	$100.7

Employee-related liabilities consist primarily of sales commission, incentive compensation, employee benefit accruals and payroll.  Customer-related liabilities consist primarily of deferred revenue and progress billings and volume discount accruals. Other accrued liabilities include miscellaneous operating accruals and income and other tax liabilities.

Note 9. Commitments and Contingencies

As of December 31, 2017, the Company had commitments of approximately $5.3 million for the purchase of property, plant and equipment related to incomplete projects. In addition, as of December 31, 2017, the Company had commitments of approximately $34.1 million for outsourced services, professional, maintenance and other services. The Company also has contractual commitments of $1.3 million for severance payments related to employee restructuring activities.

Future minimum rental commitments under operating leases are as follows:

Year Ended December 31	Amount
2018	$26.6
2019	20.1
2020	13.4
2021	10.1
2022	8.4
2023 and thereafter	21.8
$100.4

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The Company has operating lease commitments, including those for vacated facilities, totaling $100.4 million extending through various periods to 2026. Lease terms for some locations provide for rent escalations and renewal options, with some leases requiring payment for taxes, insurance and maintenance. Escalation terms and renewal options vary by market and lease. Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $31.9 million. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

Rent expense for facilities in use and equipment was $27.4 million, $23.8 million and $22.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Rent expense for vacated facilities was recognized as restructuring, impairment and other charges. See Note 3, Restructuring, Impairment and Other Charges, for further details.

Litigation

From time to time, the Company’s customers and others file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company from these parties could be considered preference items and subject to return. In addition, the Company may be party to certain litigation arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Note 10. Retirement Plans

Donnelley Financial’s Participation in RRD’s Pension and Postretirement Benefit Plans

RRD provided pension and other postretirement healthcare benefits to certain current and former employees of Donnelley Financial. Donnelley Financial’s consolidated and combined statements of operations include expense allocations for these benefits. These allocations were funded through intercompany transactions with RRD which are reflected within net parent company investment in Donnelley Financial. Total RRD pension and postretirement benefit plan net income allocated to Donnelley Financial, related to pension cost and postretirement benefits was $4.2 million and $3.7 million in the years ended December 31, 2016 and 2015, respectively. Included in these amounts is an allocation for other postretirement benefit plans for $1.0 million and $1.9 million in the years ended December 31, 2016 and 2015, respectively.  These allocations are reflected in the Company’s selling, general and administrative expenses.

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

The Company’s primary defined benefit plan is frozen. No new employees are permitted to enter the Company’s frozen plan and participants will earn no additional benefits. Benefits are generally based upon years of service and compensation. These defined benefit retirement income plans are funded in conformity with the applicable government regulations. The Company funds at least the minimum amount required for all funded plans using actuarial cost methods and assumptions acceptable under government regulations.

The annual income and expense amounts relating to the pension plan are based on calculations which include various actuarial assumptions including, mortality expectations, discount rates and expected long-term rates of return. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the consolidated balance sheets, but are amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive loss.  Total pension income was $3.3 million, $1.0 million and $27.0 million in 2017, 2016 and 2015, respectively, of which $25.2 million was allocated in 2015 to RRD and RRD related parties.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

During the year ended December 31, 2014, the Company adopted the Society of Actuaries RP-2014 mortality tables which were used in the calculation of the Company’s U.S. pension obligations. The new mortality tables increased the expected life of plan participants, extending the length of time that payments may be required and increasing the plans’ total expected benefit payments. During the years ended December 31, 2016, and December 31, 2017, the Company adopted updates to the Society of Actuaries RP-2014 mortality tables. The 2016 and 2017 mortality table updates both resulted in a partial reversal of the 2014 increases in the expected life of plan participants and benefit obligations.

The Company made cash contributions of $2.1 million and $0.1 million to its pension and other postretirement benefit plans, respectively, during the year ended December 31, 2017. The Company expects to make cash contributions of approximately $2.3 million and $0.1 million to its pension and other postretirement benefit plans, respectively, in 2018.

The pension plan obligations are calculated using generally accepted actuarial methods and are measured as of December 31. Actuarial gains and losses for frozen plans are amortized using the corridor method over the average remaining expected life of active plan participants.

The components of the estimated net pension plan income for Donnelley Financial’s pension plans for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Pension Benefits
	2017	2016	2015
Interest cost	$10.6	$2.4	$147.3
Expected return on plan assets	(16.0)	(4.1)	(210.7)
Amortization of actuarial loss	2.1	0.7	36.4
Net periodic benefit income	$(3.3)	$(1.0)	$(27.0)
Income allocated to RRD affiliates	—	—	25.2
Net periodic benefit income, net of allocation	$(3.3)	$(1.0)	$(1.8)

Weighted average assumption used to calculate net periodic benefit expense:
Discount rate	4.2%	3.7%	4.2%
Expected return on plan assets	7.0%	7.3%	7.5%

Reconciliation of funded status

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Benefit obligation at beginning of year	$293.3	$3.2	$1.2	$—
Interest cost	10.6	2.4	—	—
Actuarial loss (gain)	22.9	(24.7)	—	(0.3)
Plan transfer	—	317.0	—	1.5
Foreign currency translation	—	—	0.1	—
Benefits paid	(16.9)	(4.6)	(0.1)	—
Benefit obligation at end of year	$309.9	$293.3	$1.2	$1.2

Fair value of plan assets at beginning of year	$235.8	$—	$—	$—
Actual return on assets	36.1	(9.6)	—	—
Employer contributions	2.1	1.3	0.1	—
Plan transfer	(0.7)	248.7	—	—
Benefits paid	(16.9)	(4.6)	(0.1)	—
Fair value of plan assets at end of year	$256.4	$235.8	$—	$—
Funded status at end of year	$(53.5)	$(57.5)	$(1.2)	$(1.2)

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The accumulated benefit obligation for all defined benefit pension and other postretirement benefit plans was $311.1 million and $294.5 million at December 31, 2017 and 2016, respectively.

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Accrued benefit cost (included in accrued liabilities)	$(2.2)	$(2.2)	$—	$(0.1)
Pension and other postretirement benefits plan liabilities	(51.3)	(55.3)	(1.2)	(1.1)
Net liabilities recognized in the Consolidated Balance Sheets	$(53.5)	$(57.5)	$(1.2)	$(1.2)

The amounts included in accumulated other comprehensive loss in the Consolidated Balance Sheets excluding tax effects, that have not been recognized as components of net periodic cost at December 31, 2017 and 2016 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Accumulated other comprehensive (loss) income
Net actuarial (loss) gain	$(87.6)	$(87.0)	$0.1	$0.2
Total	$(87.6)	$(87.0)	$0.1	$0.2

The pre-tax amounts recognized in other comprehensive income (loss) in 2017 as components of net periodic costs were as follows:

Pension Benefits
Amortization of:
Net actuarial loss	$2.1
Amounts arising during the period:
Net actuarial loss	(2.7)
Total	$(0.6)

Actuarial gains and losses in excess of 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets were recognized as a component of net periodic benefit costs over the average remaining service period of a plan’s active employees. As a result of the plan freezes, the actuarial gains and losses are recognized as a component of net periodic benefit costs over the average remaining life of a plan’s active employees. The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs in 2018 are shown below:

Pension Benefits
Amortization of:
Net actuarial loss	$2.5
Total	$2.5

The weighted average assumptions used to determine the benefit obligation at the measurement date were as follows:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Discount rate	3.7%	4.2%	3.3%	3.6%

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The following table provides a summary of under-funded or unfunded pension benefit plans with projected benefit obligations in excess of plan assets as of December 31, 2017 and 2016:

	Pension Benefits
	2017	2016
Projected benefit obligation	$309.9	$293.3
Fair value of plan assets	256.4	235.8

As discussed above, the Company’s defined benefit plan is frozen and no new employees are permitted to enter the plan. Participants do not earn additional service benefits. Consequently the projected benefit obligation and accumulated benefit obligation are the same amounts.

Benefit payments are expected to be paid as follows:

	Pension Benefits	Other Postretirement Benefits
2018	$16.8	$0.1
2019	16.7	0.1
2020	17.0	0.1
2021	18.2	0.1
2022	18.9	0.1
2023-2027	92.8	0.4

Plan Assets

The Company’s U.S. pension plans are frozen and the Company has a risk management approach for its U.S. pension plan assets. The overall investment objective of this approach is to reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation. The expected long-term rate of return for plan assets is based upon many factors including asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocation percentage as of December 31, 2017, for the primary U.S. pension plan was approximately 60.0% for return seeking investments and approximately 40.0% for fixed income investments.

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of 2017:

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

The fair values of the Company’s pension plan assets at December 31, 2017 and 2016, by asset category were as follows:

	December 31, 2017
Asset Category	Total	Level 1	Level 2
Cash and cash equivalents	$7.0	$3.2	$3.8
Equity	63.5	63.5	—
Fixed income	87.1	—	87.1
Equity funds measured at NAV	98.8	—	—
Total	$256.4	$66.7	$90.9

	December 31, 2016
Asset Category	Total	Level 1	Level 2
Cash and cash equivalents	$6.4	$4.1	$2.3
Equity	67.6	67.6	—
Fixed income	93.9	—	93.9
Equity funds measured at NAV	67.9	—	—
Total	$235.8	$71.7	$96.2

Employer 401(k) Savings Plan — For the benefit of most of its U.S. employees, the Company maintains a defined contribution retirement savings plan (401(k)) that is intended to be qualified under Section 401(a) of the Internal Revenue Code. Under this plan, employees may contribute a percentage of eligible compensation on both a before-tax and after-tax basis. The Company provided a 401(k) discretionary match to participants in 2017, payable to participants' accounts in the first quarter of 2018. The total expense attributable to the match was $3.4 million for the year ended December 31, 2017. The Company did not provide a 401(k) discretionary match to participants in 2016 or 2015.

Multi-Employer Pension Plans — The Company no longer participates in any active defined benefit multi-employer pension plans. During each of the years ended December 31, 2017, 2016 and 2015, the Company incurred additional charges of $0.2 million related to its complete withdrawal from one multi-employer pension plan in 2013. These charges were recorded as restructuring, impairment and other charges and represent the Company’s best estimate of the expected settlement of these withdrawal liabilities. See Note 3, Restructuring, Impairment and Other Charges, to the consolidated and combined financial statements for further details of charges related to complete multi-employer pension plan withdrawal liabilities recognized in the consolidated and combined statements of operations.

Note 11. Income Taxes

For periods prior to the Separation, income tax expense and deferred tax balances were calculated on a separate tax return basis although the Company’s operations in certain circumstances, particularly the U.S. and Canada, have historically been included in the tax returns filed by the respective RRD entities of which the Company’s business was a part. Beginning October 1, 2016, as a stand-alone entity, the Company files tax returns on its own behalf and its deferred taxes and effective tax rate may differ from those in the historical periods.

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

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Income taxes have been based on the following components of earnings from operations before income taxes for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
U.S.	$49.1	$84.9	$156.1
Foreign	7.1	9.4	15.6
Total	$56.2	$94.3	$171.7

The components of income tax expense (benefit) from operations for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Current:
U.S. Federal	$12.5	$28.6	$41.3
U.S. State and Local	5.1	9.0	12.1
Foreign	3.4	3.5	3.8
Current income tax expense	21.0	41.1	57.2

Non-Current:
U.S. Federal	12.5	—	—
U.S. State and Local	0.6	—	—
Non-current income tax expense	13.1	—	—

Deferred:
U.S. Federal	13.3	(3.1)	8.1
U.S. State and Local	(0.1)	(0.4)	2.2
Foreign	(0.8)	(2.4)	(0.1)
Deferred income tax expense (benefit)	12.4	(5.9)	10.2

Total	$46.5	$35.2	$67.4

The following table outlines the reconciliation of differences between the U.S. Federal statutory tax rate and the Company’s worldwide effective income tax rate:

	2017	2016	2015
Federal statutory tax rate	35.0%	35.0%	35.0%
Federal and state transition tax on foreign earnings	25.3	—	—
Tax Act revaluation of U.S. net deferred tax assets	14.8	—	—
State and local income taxes, net of U.S. federal income tax benefit	5.7	5.9	5.4
Non-deductible expenses	3.6	—	—
Changes in valuation allowances	0.5	(1.9)	—
Adjustment of uncertain tax positions and interest	(0.4)	0.6	0.1
Domestic manufacturing deduction	(0.7)	(1.3)	(0.9)
Foreign tax rate differential	(1.3)	(0.7)	(1.0)
Other	0.2	(0.3)	0.7
Effective income tax rate	82.7%	37.3%	39.3%

The 2017 effective income tax rate is higher as compared to the 2016 effective income tax rate mainly due to impacts of the recent changes to U.S. tax legislation as a result of the enactment of the Tax Cuts and Jobs Act (H.R. 1) (“the Tax Act”) on December 22, 2017. The 2017 effective income tax rate was also impacted by non-deductible expenses incurred by the Company in 2017 which were previously incurred by RRD on behalf of the Company during pre-Separation periods, as well as a one-time favorable change in valuation allowances in 2016 not present in 2017.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period of one year from the Tax Act enactment date for companies to complete their accounting. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply its accounting on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, the Company has revalued its U.S. deferred tax assets and liabilities as of December 31, 2017. The Company has recorded a reduction in the value of its net U.S. deferred tax asset of approximately $8.2 million, which has been recorded as additional deferred income tax expense in the Company’s consolidated statement of operations for the year ended December 31, 2017 and represents an income tax rate increase of 14.8%. Due to the transition to a territorial tax system under the Tax Act, the Company will be deemed to repatriate its foreign subsidiaries’ untaxed accumulated earnings and pay a mandatory U.S. federal tax (“the transition tax”) of 15.5% on the portion of the earnings that are in cash and cash equivalents and 8% on the portion of earnings that are in non-cash and non-cash equivalent assets. The Company has estimated this tax liability (federal and state) to be approximately $14.2 million which has been recorded as income tax expense in the consolidated statement of operations for the year ended December 31, 2017 and represents an income tax rate increase of 25.3%. In accordance with SAB 118, the impact of the revaluation of deferred tax assets ($8.2 million) and the transition tax ($14.2 million) are recorded in the Company’s financial statements for the year ended December 31, 2017 as provisional amounts as the Company was able to reasonably estimate the impact of these items. As the Company continues to analyze the full effects of the Tax Act on its financial statements, the impact of the Tax Act may differ from these provisional estimates due to, among other things, changes in interpretations and assumptions the Company has made, Department of the U.S. Treasury Internal Revenue Service (“IRS”) guidance and regulations that may be issued and actions the Company may take as a result. Pursuant to SAB 118, the Company will complete the accounting for these items within the twelve month measurement period.

As available under the Tax Act, the Company will make an election to pay the transition tax liability in installments over eight years. Consequently, $13.1 million of this liability has been recorded as noncurrent taxes payable and $1.1 million as current taxes payable in the Company’s consolidated balance sheet as of December 31, 2017.

Along with the change to a territorial tax system, the Tax Act creates the global intangible low-taxed income ("GILTI") provision. The GILTI provision imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign subsidiary corporations. The Company may be subject to the GILTI tax in a given year, but currently does not expect that it should have a material impact to the Company’s tax provision. The determination of whether the Company is subject to the GILTI provision will be an annual analysis of several factors under the provision, including the amount of foreign income generated by the Company’s foreign subsidiaries and whether the Company has income subject to the GILTI tax, which may change from year to year. In January 2018, the Financial Accounting Standards Board (“FASB”) released guidance on the accounting for GILTI tax, which allows an accounting policy election for companies to either account for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period costs. The Company has not yet adopted its accounting policy with respect to GILTI tax; however, will do so within the twelve month measurement period pursuant to SAB 118.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Deferred income taxes

The significant deferred tax assets and liabilities at December 31, 2017 and 2016 were as follows:

	2017	2016
Deferred tax assets:
Pension and other postretirement benefit plans liabilities	$15.9	$24.1
Accrued liabilities	11.9	18.5
Net operating losses and other tax carryforwards	10.1	14.4
Allowance for doubtful accounts	2.5	3.3
Share-based compensation	2.9	2.2
Other	1.2	2.4
Total deferred tax assets	44.5	64.9
Valuation allowances	(1.5)	(1.2)
Total deferred tax assets	$43.0	$63.7

Deferred tax liabilities:
Other intangible assets	$(12.8)	$(21.0)
Accelerated depreciation	(6.8)	(3.1)
Other	(1.6)	(2.6)
Total deferred tax liabilities	(21.2)	(26.7)
Net deferred tax assets	$21.8	$37.0

The amounts above are included in the Consolidated Balance Sheets as either a net asset or liability on a jurisdiction by jurisdiction basis.

Transactions affecting the valuation allowances on deferred tax assets during the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Balance, beginning of year	$1.2	$4.9	$5.3
Current year expense (benefit)-net	0.3	(1.5)	—
Write-offs	—	(2.3)	—
Foreign exchange and other	—	0.1	(0.4)
Balance, end of year	$1.5	$1.2	$4.9

As of December 31, 2017, the Company had domestic and foreign net operating loss deferred tax assets of approximately $10.1 million ($14.4 million at December 31, 2016), of which $3.5 million expires between 2018 and 2027. Limitations on the utilization of these deferred tax assets may apply. The Company has provided valuation allowances to reduce the carrying value of certain deferred tax assets, as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Earnings generated by a foreign subsidiary are presumed to ultimately be transferred to the parent company. Therefore, the establishment of deferred taxes may be required with respect to the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries (also referred to as book-over-tax outside basis differences). A company may overcome this presumption and forgo recording a deferred tax liability in its financial statements if it can assert that management has the intent and ability to indefinitely reinvest the earnings of its foreign subsidiaries. Prior to the year ended December 31, 2017, the Company has not provided deferred U.S., foreign or local income taxes on the book-over-tax outside basis differences of its foreign subsidiaries because such excess has been considered to be indefinitely reinvested in the local country businesses. As a result of the transition tax that the Company will incur pursuant to the Tax Act, the Company now has the ability to repatriate to the U.S. parent the foreign cash associated with the foreign earnings subject to the transition tax, as these earnings have already been subject to U.S. federal taxes. The Company is currently analyzing its global working capital and cash requirements in order to determine the amount of excess cash at its foreign subsidiaries that can be repatriated to the U.S. with minimal additional taxes, but has not yet determined whether the Company plans to change its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences.  As the Company has not completed its analysis in accordance with SAB 118, the Company has not recorded any deferred taxes attributable to the book-over-tax outside basis differences in its foreign subsidiaries.  The Company will record the tax effects of any change in the Company’s assertion in the period that it completes its analysis; however, the Company does not anticipate incurring material foreign and/or local country taxes upon repatriation of foreign subsidiary earnings.

Cash payments for income taxes for U.S. states and foreign jurisdictions were $30.5 million, $5.2 million and $1.9 million in 2017, 2016 and 2015, respectively. In certain jurisdictions, such as the United States and Canada, the Company is deemed to settle tax balances as of October 1, 2016 with RRD within net parent investment. Total amounts settled with RRD were $2.6 million, $37.2 million and $55.1 million for 2017, 2016 and 2015, respectively.  Cash refunds for income taxes were $1.0 million, $0.7 million and $0.1 million in 2017, 2016 and 2015, respectively.

Uncertain tax positions

Changes in the Company’s unrecognized tax benefits at December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Balance at beginning of year	$1.9	$1.0	$0.7
Additions for tax positions of the current year	—	—	0.3
Additions for tax positions of prior years	—	0.9	—
Settlements during the year	(1.4)	—	—
Releases	(0.2)	—	—
Balance at end of year	$0.3	$1.9	$1.0

As of December 31, 2017, 2016 and 2015, the Company had $0.3 million, $1.9 million and $1.0 million, respectively, of unrecognized tax benefits. Unrecognized tax benefits of $0.1 million as of December 31, 2017, if recognized, would have decreased income taxes and the corresponding effective income tax rate and increased net earnings. This potential impact on net earnings reflects the reduction of these unrecognized tax benefits, net of certain deferred tax assets and the federal tax benefit of state income tax items.

As of December 31, 2017, no portion of the total amount of unrecognized tax benefits is expected to decrease within twelve months due to the resolution of audits or expirations of statutes of limitations related to U.S. federal, state or international tax positions.

The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense. The total interest expense/(benefit), net of tax benefits, related to tax uncertainties recognized in the Consolidated and Combined Statements of Operations was ($0.2) million, $0.3 million and $0.2  million for the years ended December 31, 2017, 2016 and 2015, respectively. There were no benefits from the reversal of accrued penalties for the years ended December 31, 2017, 2016 and 2015. There were no accrued interest liabilities related to income tax uncertainties at December 31, 2017. Accrued interest liabilities of $0.3 million related to income tax uncertainties were reported as a component of other noncurrent liabilities in the Consolidated Balance Sheets at December 31, 2016. There were no accrued penalties related to income tax uncertainties for the years ended December 31, 2017 and 2016.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The Company has tax years from 2009 that remain open and subject to examination by certain U.S. state taxing authorities and/or certain foreign tax jurisdictions. During 2017, the Company filed its initial U.S. federal income tax return as a separate company for the stub period October 1, 2016 through December 31, 2016. Other than this stub period, there are no prior years subject to IRS examination.

Note 12. Debt

On September 30, 2016, in connection with the Separation, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for (i) a new senior secured term loan B facility in an aggregate principal amount of $350.0 million (the “Term Loan Credit Facility”) and (ii) a new first lien senior secured revolving credit facility in an aggregate principal amount of $300.0 million (the “Revolving Facility”, and, together with the Term Loan Credit Facility, the “Credit Facilities”). The Credit Agreement contains a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $15.0 million in the aggregate. As of December 31, 2017, there were no outstanding borrowings under the Revolving Facility.

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

On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. Upon the consummation of the offering, RRD retained approximately 0.1 million shares of the Company’s common stock of the offering which were subsequently sold by RRD on August 4, 2017. In conjunction with the underwritten public offering, the underwriters exercised their option to purchase approximately 0.9 million Option Shares. The Company received approximately $18.8 million in net proceeds from the sale of the Option Shares, after deducting estimated underwriting discounts and commissions. The proceeds were used to reduce outstanding debt under the Revolving Facility.

On October 2, 2017, the Company repriced the Term Loan Credit Facility. As a result, the interest rate was reduced by 100 basis points to LIBOR plus 3.0% and the LIBOR floor was reduced by 25 basis points to 0.75%. Additionally, under the amended Credit Agreement, principal payments are due on a quarterly basis. Other terms, including the outstanding principal, maturity date, and debt covenants such as the minimum Interest Coverage Ratio and the maximum Leverage Ratio are consistent with the original Credit Agreement.

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

The Company’s debt as of December 31, 2017 and 2016 consisted of the following:

	December 31,	December 31,
	2017	2016
8.25% senior notes due October 15, 2024	$300.0	$300.0
Term Loan Credit Facility	168.6	298.3
Borrowings under the Revolving Facility	—	—
Unamortized debt issuance costs	(10.3)	(11.3)
Total debt	458.3	587.0
Less: current portion	—	—
Long-term debt	$458.3	$587.0

The fair value of the senior notes, which was determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s senior notes was $321.5 million and $307.1 million at December 31, 2017 and 2016, respectively.

The weighted average interest rate on borrowings under the Revolving Facility was 4.4% at December 31, 2017.

As of December 31, 2017, the Company had $4.5 million in outstanding letters of credit and bank guarantees, of which none reduced to the availability under the Revolving Facility.

At December 31, 2017, the future maturities of debt were as follows:

Amount
2018	$—
2019	—
2020	2.5
2021	10.0
2022	10.0
2022 and thereafter	447.5
Total(a)	$470.0

(a)	Excludes unamortized debt issuance costs of $10.3 million and a discount of $1.4 million which do not represent contractual commitments with a fixed amount or maturity date.

The following table summarizes interest expense included in the Consolidated and Combined Statements of Operations:

	2017	2016	2015
Interest incurred	$43.5	$12.2	$1.1
Less: interest capitalized as property, plant and equipment	(0.6)	(0.5)	—
Interest expense, net	$42.9	$11.7	$1.1

Interest paid was $40.0 million, $4.8 million and $1.1 million in 2017, 2016 and 2015, respectively.

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

On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. Upon consumption of the offering, RRD retained approximately 0.1 million shares of the Company’s common stock which were subsequently sold by RRD on August 4, 2017. Refer to Note 1, Overview and Basis of Presentation, for further details.

As a result of the Company adopting Accounting Standards Update 2016-09 “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) beginning in the first quarter of 2017, excess tax benefits and tax deficiencies are excluded from the calculation of assumed proceeds when using the treasury stock method in calculating diluted earnings per share.

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the years ended December 31, 2017, 2016 and 2015, were as follows.

	2017	2016	2015
Net earnings per share:
Basic	$0.29	$1.81	$3.22
Diluted	$0.29	$1.80	$3.22
Numerator:
Net earnings	$9.7	$59.1	$104.3
Denominator:
Weighted average number of common shares outstanding	33.1	32.6	32.4
Dilutive awards	0.2	0.2	—
Diluted weighted average number of common shares outstanding	33.3	32.8	32.4
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	0.2	0.2	—
Stock options	0.3	0.2	—
Total	0.5	0.4	—

Note 14. Share-Based Compensation

Donnelley Financial’s Stock and Incentive Programs for Employees and Directors

The Company’s share-based compensation plan under which it may grant future awards, the 2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (“2016 PIP”), was approved by the Board of Directors to provide incentives to key employees of the Company. Awards under the 2016 PIP may include, cash or stock bonuses, stock options, stock appreciation rights, restricted stock or restricted stock units. In addition, non-employee members of the Board of Directors may receive awards under the 2016 PIP. There were 3.5 million shares of common stock reserved and authorized for issuance under the 2016 PIP. At December 31, 2017, there were 2.0 million shares of common stock authorized and available for grant under the 2016 PIP.

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

Share-based compensation expense

For all share-based awards granted to employees and directors following the Separation, including stock options, RSUs, performance based restricted stock and performance share units (“PSUs”), the Company recognizes compensation expense based on estimated grant date fair values based on certain assumptions as of the grant date. The Company estimates the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. The Company recognizes compensation costs for RSUs expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. Compensation expense for performance based restricted stock awards granted in 2016, which vest on a graded basis, is recognized utilizing a graded vesting schedule. Compensation expense for performance based restricted stock awards and PSUs granted in 2017, which cliff vest, is recognized on a straight-line basis over the performance period of the award. Compensation expense for stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

The stock options, RSUs, performance based restricted stock and PSUs granted during 2017 are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company. In addition, upon a change in control of the Company, PSUs will be measured for attainment of the performance metrics as of the end of the Company’s fiscal quarter ending immediately prior to the fiscal quarter in which the change in control took place and the performance based restricted stock will be measured at 100% attainment of the target performance metrics.  Both awards will remain subject to time based vesting until the end of the vesting period; provided that the award will vest in full if, within three months prior to or two years after the date of the change in control of the Company, the grantee’s employment is terminated without cause by the Company or for good reason by the grantee.

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

Total compensation expense related to all share-based compensation plans was $6.8 million, $2.5 million and $1.6 million for years ended December 31, 2017, 2016 and 2015, respectively. The income tax benefit related to share-based compensation expense was $3.0 million, $1.0 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, $10.4 million of total unrecognized compensation expense related to share-based compensation plans is expected to be recognized over a weighted-average period of 2.1 years.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

During the first quarter of 2017, the Company adopted ASU 2016-09, which identifies areas of simplification for several aspects of accounting for share-based payment transactions. The adoption of ASU 2016-09 represents a change in accounting principle. The Company has adopted all applicable aspects of this guidance on a prospective basis.

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

ASU 2016-09 allows an employer with a statutory income tax withholding obligation to withhold shares with a fair value up to the amount of tax owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires companies to apply this guidance to outstanding liability awards at the date of adoption using a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings. The Company does not have any outstanding share-based awards classified as liabilities. As such, no adjustment was required. ASU 2016-09 requires cash paid by an employer to taxing authorities when directly withholding shares for tax withholding purposes to be classified as a financing activity on the statement of cash flows.  The change in classification is to be applied retrospectively. However, an adjustment to prior periods is not required because the Company did not have such tax withholding obligations during the prior periods.

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

Stock Options

The Company granted 177,600 options, with a weighted-average grant date fair market value of $7.77, during the year ended December 31, 2017. There were no options granted during the years ended December 31, 2016 and 2015. The fair market value of each stock option award was estimated using the Black-Scholes-Merton option pricing model and the Company used the following methods to determine its underlying assumptions:

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

The weighted-average assumptions used to determine the weighted-average fair market value of the stock options granted during the year ended December 31, 2017 were as follows:

2017
Expected volatility	30.71%
Risk-free interest rate	2.17%
Expected life (years)	6.25
Expected dividend yield	0.00%

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Stock option awards outstanding as of December 31, 2016 and December 31, 2017, and changes during the twelve months ended December 31, 2017, were as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares Under	Average	Contractual	Intrinsic
	Option	Exercise	Term	Value
	(thousands)	Price	(years)	(millions)
Outstanding at December 31, 2016	299	$21.48	3.5	$1.4
Granted	178	22.37	9.2
Exercised	(16)	12.67
Cancelled/forfeited/expired	(2)	22.30
Outstanding at December 31, 2017	459	22.13	5.1	0.8
Vested and expected to vest at December 31, 2017	448	22.13	5.0	0.8
Exercisable at December 31, 2017	104	$11.95	1.2	0.8

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2017 and December 31, 2016, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2017 and December 31, 2016. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the year ended December 31, 2017 was $0.1 million and was de minimis for the year ended December 31, 2016. There were no excess tax benefits on stock option exercises for the years ended December 31, 2017 and 2016.

Compensation expense related to stock options was $0.3 million for the year ended December 31, 2017. As of December 31, 2017, $1.1 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 3.2 years. Compensation expense related to stock options for the years ended December 31, 2016 and 2015 was de minimis.

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2016 and December 31, 2017, and changes during the twelve months ended December 31, 2017, were as follows:

		Weighted Average
	Shares	Grant Date
	(thousands)	Fair Value
Nonvested at December 31, 2016	436	$25.28
Granted	276	22.41
Vested	(108)
Forfeited	(6)	22.35
Nonvested at December 31, 2017	598	$23.48

Compensation expense related to RSUs was $4.1 million, $1.9 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015 respectively. As of December 31, 2017, there was $5.4 million of unrecognized share-based compensation expense related to 0.6 million restricted stock unit awards, with a weighted-average grant date fair value of $23.48, that are expected to vest over a weighted-average period of 1.9 years. The fair value of these awards was determined based on the Company’s stock price on the grant date, as the Company currently does not anticipate paying any cash dividends in the foreseeable future.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Restricted Stock

Nonvested restricted stock awards as of December 31, 2016 and December 31, 2017, and changes during the twelve months ended December 31, 2017, were as follows:

		Weighted Average
	Shares	Grant Date
	(thousands)	Fair Value
Nonvested at December 31, 2016	156	$24.75
Granted	129	22.35
Nonvested at December 31, 2017	285	$23.66

During the year ended December 31, 2017, the Company granted 129,400 shares of restricted stock to certain executives, payable upon the achievement of certain performance metrics. The fair value of these awards was determined based on the Company’s stock price on the grant date. The performance period for the restricted stock awarded is January 1, 2017 through December 31, 2019.  The total potential payout for awards granted during the year ended December 31, 2017 range from zero to 129,400 shares, should certain performance targets be achieved.  The maximum potential payout of 156,169 shares was achieved as of December 31, 2017 for the restricted stock awards granted during the year ended December 31, 2016.

Compensation expense for the restricted stock awards is currently being recognized based on 100% attainment of the targeted performance metrics for the restricted stock awards granted in 2017 and is being recognized based on 100% actual achievement of the performance metrics for the restricted stock awards granted in 2016. Compensation expense for restricted stock awards was $2.2 million and $0.3 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there was $3.3 million of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted average period of 1.9 years.

Performance Share Units

During the year ended December 31, 2017, 37,100 performance share units were granted to certain executive officers and senior management, payable upon the achievement of certain established performance targets. The performance period for the shares awarded is January 1, 2017 through December 31, 2019. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. The total potential payout for awards granted during the year ended December 31, 2017 range from zero to 55,650 shares, should certain performance targets be achieved. The fair value of these awards was determined based on the Company’s stock price on the grant date.

Compensation expense for the PSUs granted in 2017 is currently being recognized based on 100% attainment of the targeted performance metrics or 37,100 shares. Compensation expense related to PSUs was $0.2 million for the year ended December 31, 2017. As of December 31, 2017, there was $0.6 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted average period of 2.2 years.

Note 15. Preferred Stock

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

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 16. Comprehensive Income

The components of other comprehensive income and income tax expense allocated to each component for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017			2016			2015
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$4.4	$—	$4.4	$(0.1)	$—	$(0.1)	$(7.5)	$—	$(7.5)
Adjustment for net periodic pension plan and other postretirement benefits plan cost	(0.6)	(0.1)	(0.7)	11.9	4.8	7.1	45.9	18.4	27.5
Other comprehensive income	$3.8	$(0.1)	$3.7	$11.8	$4.8	$7.0	$38.4	$18.4	$20.0

The following table summarizes changes in accumulated other comprehensive loss by component for the years ended December 31, 2017, 2016 and 2015:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at January 1, 2015	$(665.2)	$(8.5)	$(673.7)
Other comprehensive income (loss) before reclassifications	5.7	(7.5)	(1.8)
Amounts reclassified from accumulated other comprehensive loss	21.8	—	21.8
Transfer of pension plan to parent company, net	637.7	—	637.7
Net change in accumulated other comprehensive loss	665.2	(7.5)	657.7
Balance at December 31, 2015	$—	$(16.0)	$(16.0)
Other comprehensive income (loss) before reclassifications	6.7	(0.1)	6.6
Amounts reclassified from accumulated other comprehensive loss	0.4	—	0.4
Transfer of pension plan to parent company, net	(59.3)	—	(59.3)
Net change in accumulated other comprehensive loss	(52.2)	(0.1)	(52.3)
Balance at December 31, 2016	$(52.2)	$(16.1)	$(68.3)
Other comprehensive (loss) income before reclassifications	(2.1)	4.4	2.3
Amounts reclassified from accumulated other comprehensive loss	1.4	—	1.4
Net change in accumulated other comprehensive loss	(0.7)	4.4	3.7
Balance at December 31, 2017	$(52.9)	$(11.7)	$(64.6)

Reclassifications from accumulated other comprehensive loss for the years ended December 31, 2017, 2016 and 2015 were as follows:

				Classification in the
				Consolidated and Combined
	2017	2016	2015	Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial income	$2.1	$0.7	$36.4	(a)
Reclassifications before tax	2.1	0.7	36.4
Income tax expense	0.7	0.3	14.6
Reclassifications, net of tax	$1.4	$0.4	$21.8

(a)

These accumulated other comprehensive (loss) income components are included in the calculation of net periodic pension and other postretirement benefits plan (income) expense, a component of which was allocated to Donnelley Financial in periods prior to the Separation, and recognized in cost of sales and selling, general and administrative expenses in the consolidated and combined statements of operations (see Note 10, Retirement Plans).

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

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, communications and certain facility costs.  In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefit plan income and allocated costs for share-based compensation, are included in Corporate and not allocated to the operating segments.

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported within the consolidated and combined financial statements.

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Year ended December 31, 2017
U.S.	$856.6	$(8.7)	$847.9	$127.6	$664.7	$38.2	$24.7
International	160.8	(3.8)	157.0	7.2	90.4	6.3	1.4
Total operating segments	1,017.4	(12.5)	1,004.9	134.8	755.1	44.5	26.1
Corporate	—	—	—	(35.8)	138.4	—	1.7
Total operations	$1,017.4	$(12.5)	$1,004.9	$99.0	$893.5	$44.5	$27.8

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Year ended December 31, 2016
U.S.	$852.6	$(7.4)	$845.2	$118.4	$672.2	$34.5	$20.5
International	142.9	(4.6)	138.3	9.6	93.7	4.6	2.6
Total operating segments	995.5	(12.0)	983.5	128.0	765.9	39.1	23.1
Corporate	—	—	—	(22.0)	213.0	4.2	3.1
Total operations	$995.5	$(12.0)	$983.5	$106.0	$978.9	$43.3	$26.2

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Year ended December 31, 2015
U.S.	$912.0	$(11.2)	$900.8	$160.3	$664.0	$37.0	$25.9
International	151.1	(2.4)	148.7	15.3	86.8	4.4	1.2
Total operating segments	1,063.1	(13.6)	1,049.5	175.6	750.8	41.4	27.1
Corporate	—	—	—	(2.9)	66.8	0.3	—
Total operations	$1,063.1	$(13.6)	$1,049.5	$172.7	$817.6	$41.7	$27.1

Corporate assets primarily consisted of the following items at December 31, 2017 and 2016:

	2017	2016
Cash and cash equivalents	$43.0	$25.5
Software, net	40.6	41.0
Deferred income tax assets, net of valuation allowances	18.7	34.2
Receivable from R.R. Donnelley*	—	76.0

* Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party.

Restructuring, impairment and other charges by segment for 2017, 2016, and 2015 are described in Note 3, Restructuring, Impairment and Other Charges.

Note 18. Geographic Area and Products and Services Information

The table below presents net sales and long-lived assets by geographic region for the years ended December 31, 2017, 2016 and 2015.

	U.S.	Europe	Asia	Canada	Other	Consolidated
2017
Net sales	$847.9	$70.6	$47.2	$36.0	$3.2	$1,004.9
Long-lived assets (a)	107.2	4.5	1.6	0.6	—	113.9

2016
Net sales	$845.2	$62.4	$39.2	$32.1	$4.6	$983.5
Long-lived assets (a)	107.4	3.1	0.6	0.5	—	111.6

2015
Net sales	$900.8	$70.0	$49.3	$23.7	$5.7	$1,049.5
Long-lived assets (a)	96.0	2.7	0.6	0.8	—	100.1

(a)	Includes net property, plant and equipment, net software and other noncurrent assets.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The following table summarizes net sales for services and products for the years ended December 31, 2017, 2016 and 2015.

	2017 Net Sales	2016 Net Sales	2015 Net Sales
Capital Markets	$396.7	$387.6	$431.0
Investment Markets	162.5	143.2	139.1
Language Solutions and other	72.9	67.8	58.5
Total services	632.1	598.6	628.6
Investment Markets	$197.9	$199.1	$204.0
Capital Markets	154.9	168.5	193.9
Language Solutions and other	20.0	17.3	23.0
Total products	372.8	384.9	420.9
Total net sales	$1,004.9	$983.5	$1,049.5

Note 19.  Related Parties

On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC common stock (RRD’s remaining ownership stake in LSC) in an underwritten public offering. As a result, beginning in the quarter ended June 30, 2017, LSC no longer qualified as a related party of the Company and the amounts disclosed related to LSC are presented through March 31, 2017 only.

On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock.  RRD retained approximately 0.1 million shares of the Company’s common stock which RRD sold on August 4, 2017. Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party and the amounts disclosed related to RRD are presented through June 30, 2017 only.

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

Commercial Arrangements

The Company entered into a number of commercial and other arrangements with RRD and its subsidiaries. These include, among other things, arrangements for the provision of services, including global outsourcing and logistics services, printing and binding, digital printing, composition and access to technology. The terms of the arrangements with RRD do not exceed 36 months. Subsequent to the Separation, RRD and LSC are clients of the Company and expect to utilize financial communication software and services that the Company provides to all of its clients.

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

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

On March 24, 2017, pursuant to the Stockholder and Registration Rights Agreement, the Company filed a Registration Statement on Form S-1 to register the offering and sale of the Company’s common stock retained by RRD. The Registration Statement on Form S-1, as amended, was declared effective by the SEC on June 13, 2017. On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. Upon consummation of the offering, RRD retained approximately 0.1 million shares of the Company’s common stock which were subsequently sold by RRD on August 4, 2017.

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

Related Party Receivables/Payables

Pursuant to the Separation and Distribution Agreement, the Company received a cash payment of $68.0 million from RRD on April 3, 2017. The proceeds were used to reduce outstanding debt under the Term Loan Credit Facility. The Company has other amounts due to or from RRD in the normal course of business. The Company had $96.0 million of receivables from RRD and $27.1 million of payables to RRD included in the consolidated balance sheet at December 31, 2016.

Allocations from RRD

Prior to the Separation RRD provided Donnelley Financial with certain services, which include, but are not limited to information technology, finance, legal, human resources, internal audit, treasury, tax, investor relations and executive oversight. The financial information in these consolidated and combined financial statements does not necessarily include all the expenses that would have been incurred had Donnelley Financial been a separate, standalone entity for all periods presented. Prior to the Separation RRD charged Donnelley Financial for these services based on direct usage when possible. When specific identification was not practicable, the pro rata basis of revenue or employee headcount, or some other measure was used. These allocations were reflected as follows in the unaudited consolidated and combined financial statements:

	2016	2015
Costs of goods sold allocation	$28.0	$38.5
Selling, general and administrative allocation	129.4	168.3
Depreciation and amortization	15.2	21.4
Total allocations from RRD	$172.6	$228.2

The Company considers the expense methodology and results to be reasonable for all periods presented.  However, these allocations may not be indicative of the actual expenses that the Company would have incurred as an independent public company or the costs it may incur in the future.

Related Party Revenues

Donnelley Financial generates a portion of net revenue from sales to RRD’s subsidiaries. Net revenues from sales to RRD and affiliates of $8.3 million for the six months ended June 30, 2017 and $19.4 million and $7.8 million for the years ended December 31, 2016 and 2015, respectively, were included in the consolidated and combined statement of operations.

Related Party Purchases

Donnelley Financial utilizes RRD for freight and logistics and services as well as certain production of printed products.  Cost of sales of $32.3 million for the six months ended June 30, 2017 and $57.9 million and $68.3 million for the years ended December 31, 2016 and 2015, respectively, were included in the consolidated and combined statement of operations for these purchases.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Donnelley Financial also utilizes RRD’s business process outsourcing business for certain composition, XBRL and other functions.  Cost of sales of $19.5 million for the six months ended June 30, 2017 and $37.8 million and $40.4 million for the years ended December 31, 2016 and 2015, respectively, were included in the consolidated and combined statement of operations for these purchases.

Share-Based Compensation Prior to Separation

Prior to the Separation, certain Donnelley Financial employees participated in RRD’s share-based compensation plans, the costs of which have been allocated to Donnelley Financial and recorded in selling, general and administrative expenses in the consolidated and combined statement of operations. Share-based compensation costs allocated to the Company were $1.2 million for the nine months ended September 30, 2016 and $1.6 million for the year ended December 31, 2015.

Retirement Plans Prior to Separation

Prior to the Separation, Donnelley Financial employees participated in pension and other postretirement plans sponsored by RRD.  These costs are reflected in the Company’s cost of sales and selling, general and administrative expenses in the consolidated and combined statements of operations.

On October 1, 2016, Donnelley Financial recorded net pension plan liabilities of $68.3 million (consisting of a total benefit plan liability of $317.0 million, net of plan assets having fair market value of $248.7 million), as a result of the transfer of certain pension plan liabilities and assets from RRD to the Company upon the legal split of those plans. The pension plan asset allocation from RRD was finalized on June 30, 2017, which resulted in a $0.7 million decrease to the fair value of plan assets transferred to the Company from RRD. Refer to Note 10, Retirement Plans, for further details regarding the Company’s pension and other postretirement benefit plans.

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

Note 20. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Income Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which provides entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Act to retained earnings. ASU 2018-02 may be applied either in the period of adoption or retrospectively to each period in which the effect of the Tax Act is recognized. ASU 2018-02 is effective in the first quarter of 2019. Early adoption is permitted. The Company is evaluating the impact of ASU 2018-02.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires an employer to report the service cost component of net periodic benefit cost in the same line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost will be presented in the income statement separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. ASU 2017-07 must be applied retrospectively and is effective in the first quarter of 2018. Early adoption is permitted; however the Company plans to adopt the standard in the first quarter of 2018. Refer to Note 10, Retirement Plans, for disclosure of pension income for the years ended December 31, 2017 and 2016 which will be reclassified to other income upon adoption of the standard.

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

In May 2014, the FASB issued ASU 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenue using a five-step process that supersedes virtually all existing revenue guidance. ASU 2014-09 also requires additional quantitative and qualitative disclosures. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09 to January 1, 2018. Early adoption of ASU 2014-09 is permitted; however, the Company will adopt the standard in the first quarter of 2018. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period. The Company will apply the modified retrospective approach when adopting the standard in 2018.

The Company evaluated the impacts of ASU 2014-09 and does not expect a material change in the timing of revenue recognition for the majority of the Company’s revenue.  However, under ASU 2014-09, revenue recognition will be accelerated for certain arrangements with multiple performance obligations as revenue will be recognized upon the completion of each performance obligation rather than upon final delivery of the printed product.  For example, for an arrangement which includes the completion of a regulatory filing and the printing and distribution of the related document, some revenue and costs will be recognized upon the completion of the regulatory filing, with the remaining revenue and costs recognized upon the completion of the printing and distribution of the product.  The Company also expects to accelerate the recognition of revenue for certain inventory which has been invoiced but not yet shipped at the customer’s request. Additionally, certain revenues related to virtual data room services will be deferred as a result of the new standard. The net impact of these changes will result in an opening transition adjustment to retained earnings upon the adoption of ASU 2014-09 for the amounts that would have been recognized in 2017 under the new standard.

The Company will provide expanded footnote disclosure related to revenue recognition consistent with the requirements of ASU 2014-09 in its Quarterly Report on Form 10-Q for the period ending March 31, 2018.  The Company has also implemented the necessary processes and internal controls to support the new revenue recognition standard and fulfill its external reporting requirements.

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

The following tables set forth condensed consolidating statements of income for the years ended December 31, 2017, 2016, and 2015, condensed consolidating statements of financial position as of December 31, 2017 and December 31, 2016, and condensed consolidating statements of cash flows for the years ended December 31, 2017, 2016, and 2015. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions. For purposes of the tables below, the Company is referred to as “Parent” and the Guarantors are referred to as “Guarantor Subsidiaries.”

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

Year Ended December 31, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Services net sales	$—	$518.5	$121.7	$(8.1)	$632.1
Products net sales	—	338.1	39.1	(4.4)	372.8
Total net sales	—	856.6	160.8	(12.5)	1,004.9
Services cost of sales (exclusive of depreciation and amortization)	—	257.3	78.8	(7.4)	328.7
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	—	18.4	1.1	—	19.5
Products cost of sales (exclusive of depreciation and amortization)	—	221.5	24.5	(5.1)	240.9
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	—	30.1	2.2	—	32.3
Total cost of sales	—	527.3	106.6	(12.5)	621.4
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	194.1	38.8	—	232.9
Restructuring, impairment and other charges-net	—	4.9	2.2	—	7.1
Depreciation and amortization	—	38.2	6.3	—	44.5
Income from operations	—	92.1	6.9	—	99.0
Interest expense (income)-net	43.1	(0.1)	(0.1)	—	42.9
Investment and other income-net	—	—	(0.1)	—	(0.1)
Earnings (loss) before income taxes and equity in net income of subsidiaries	(43.1)	92.2	7.1	—	56.2
Income tax (benefit) expense	(16.7)	60.6	2.6	—	46.5
Earnings (loss) before equity in net income of subsidiaries	(26.4)	31.6	4.5	—	9.7
Equity in net income of subsidiaries	36.1	4.5	—	(40.6)	0.0
Net earnings	$9.7	$36.1	$4.5	$(40.6)	$9.7
Comprehensive income	$13.4	$39.8	$8.9	$(48.7)	$13.4

* Beginning in the quarter ended June 30, 2017, LSC no longer qualified as a related party, therefore the 2017 amounts disclosed related to LSC are presented through March 31, 2017 only. Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party, therefore the amounts disclosed related to RRD are presented through June 30, 2017 only.

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

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Balance Sheet

December 31, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$8.3	$27.9	$15.8	$—	$52.0
Receivables, less allowances	—	131.3	33.9	—	165.2
Intercompany receivables	—	146.4	—	(146.4)	—
Intercompany short-term note receivable-net	—	—	30.0	(30.0)	—
Inventories	—	21.3	2.0	—	23.3
Prepaid expenses and other current assets	37.1	14.8	2.8	(25.1)	29.6
Total current assets	45.4	341.7	84.5	(201.5)	270.1
Property, plant and equipment-net	—	31.2	3.5	—	34.7
Goodwill	—	429.2	18.2	—	447.4
Other intangible assets-net	—	32.4	7.5	—	39.9
Software-net	—	40.6	0.5	—	41.1
Deferred income taxes	—	40.5	3.4	(21.7)	22.2
Other noncurrent assets	3.4	30.0	4.7	—	38.1
Investments in consolidated subsidiaries	728.4	85.2	—	(813.6)	—
Total assets	$777.2	$1,030.8	$122.3	$(1,036.8)	$893.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$57.9	$9.9	$—	$67.8
Intercompany payable	139.5	—	6.9	(146.4)	—
Intercompany short-term note payable-net	30.0	—	—	(30.0)	—
Accrued liabilities	—	127.6	16.7	(25.1)	119.2
Total current liabilities	169.5	185.5	33.5	(201.5)	187.0
Long-term debt	458.3	—	—	—	458.3
Deferred compensation liabilities	—	22.8	—	—	22.8
Pension and other postretirement benefits plan liabilities	—	51.3	1.2	—	52.5
Other noncurrent liabilities	—	42.8	2.4	(21.7)	23.5
Total liabilities	627.8	302.4	37.1	(223.2)	744.1
Total equity	149.4	728.4	85.2	(813.6)	149.4
Total liabilities and equity	$777.2	$1,030.8	$122.3	$(1,036.8)	$893.5

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Balance Sheet

December 31, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$21.8	$16.8	$(2.4)	$36.2
Receivables, less allowances	—	119.9	36.3	—	156.2
Receivable from R.R. Donnelley	68.0	28.0	—	—	96.0
Intercompany receivables	—	63.0	—	(63.0)	—
Intercompany short-term note receivable	—	—	15.3	(15.3)	—
Inventories	—	22.7	1.4	—	24.1
Prepaid expenses and other current assets	4.3	8.1	4.7	—	17.1
Total current assets	72.3	263.5	74.5	(80.7)	329.6
Property, plant and equipment-net	—	32.4	3.1	—	35.5
Goodwill	—	429.2	17.2	—	446.4
Other intangible assets-net	—	44.0	10.3	—	54.3
Software-net	—	41.0	0.6	—	41.6
Deferred income taxes	—	34.2	2.8	—	37.0
Other noncurrent assets	4.4	27.7	2.4	—	34.5
Investments in consolidated subsidiaries	692.2	65.1	—	(757.3)	—
Total assets	$768.9	$937.1	$110.9	$(838.0)	$978.9
LIABILITIES AND EQUITY
Accounts payable	$3.4	$72.8	$11.5	$(2.4)	$85.3
Intercompany payable	43.9	—	18.6	(62.5)	—
Intercompany short-term note payable	15.3	—	—	(15.3)	—
Accrued liabilities	8.2	81.4	11.6	(0.5)	100.7
Total current liabilities	70.8	154.2	41.7	(80.7)	186.0
Long-term debt	587.0	—	—	—	587.0
Deferred compensation liabilities	—	24.4	—	—	24.4
Pension and other postretirement benefits plan liabilities	—	55.3	1.1	—	56.4
Other noncurrent liabilities	—	11.0	3.0	—	14.0
Total liabilities	657.8	244.9	45.8	(80.7)	867.8
Total equity	111.1	692.2	65.1	(757.3)	111.1
Total liabilities and equity	$768.9	$937.1	$110.9	$(838.0)	$978.9

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$39.3	$35.7	$14.0	$2.4	$91.4
INVESTING ACTIVITIES
Capital expenditures	—	(26.4)	(1.4)	—	(27.8)
Purchase of investment	—	(3.4)	—	—	(3.4)
Intercompany note receivable, net	—	—	(14.7)	14.7	—
Other investing activities	—	0.2	—	—	0.2
Net cash used in investing activities	—	(29.6)	(16.1)	14.7	(31.0)
FINANCING ACTIVITIES
Revolving facility borrowings	298.5	—	—	—	298.5
Payments on revolving facility borrowings	(298.5)	—	—	—	(298.5)
Payments on long term debt	(133.0)	—	—	—	(133.0)
Debt issuance costs	(2.1)	—	—	—	(2.1)
Separation-related payment from R.R. Donnelley	68.0	—	—	—	68.0
Proceeds from the issuance of common stock	18.8	—	—	—	18.8
Proceeds from issuance of long-term debt	3.1	—	—	—	3.1
Treasury stock repurchases	(0.9)	—	—	—	(0.9)
Intercompany note payable, net	14.7	—	—	(14.7)	—
Other financing activities	0.4	—	—	—	0.4
Net cash used in financing activities	(31.0)	—	—	(14.7)	(45.7)
Effect of exchange rate on cash and cash equivalents	—	—	1.1	—	1.1
Net increase (decrease) in cash and cash equivalents	8.3	6.1	(1.0)	2.4	15.8
Cash and cash equivalents at beginning of year	—	21.8	16.8	(2.4)	36.2
Cash and cash equivalents at end of period	$8.3	$27.9	$15.8	$—	$52.0

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Donnelley Financial Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Donnelley Financial Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated and combined statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis of Presentation of the Consolidated and Combined Financial Statements

As described in Note 1, prior to October 1, 2016, the accompanying consolidated and combined financial statements have been derived from the consolidated financial statements and accounting records of R.R. Donnelley & Sons Company. The consolidated and combined financial statements include the allocation of certain assets, liabilities, expenses and income that have historically been held at the R.R. Donnelley & Sons Company corporate level but which are specifically identifiable or attributable to the Company. The consolidated and combined financial statements also include expense allocations for certain corporate functions historically provided by R.R. Donnelley & Sons Company. These costs and allocations may not be reflective of the actual expense which would have been incurred had the Company operated as a separate unaffiliated entity apart from R.R. Donnelley & Sons Company.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 28, 2018

We have served as the Company's auditor since 2015.

UNAUDITED INTERIM FINANCIAL INFORMATION

(In millions, except per-share data)

	Year Ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2017
Net sales	$267.3	$290.2	$222.6	$224.8	$1,004.9
Income from operations	27.2	42.9	18.0	10.9	99.0
Net earnings (loss)	9.3	18.8	5.3	(23.7)	9.7
Net earnings (loss) per share:
Basic net earnings (loss) per share	0.29	0.57	0.16	(0.71)	0.29
Diluted net earnings (loss) per share	0.28	0.57	0.16	(0.71)	0.29
Weighted average number to common shares outstanding
Basic	32.6	32.7	33.6	33.6	33.1
Diluted	32.8	32.9	33.8	33.6	33.3

2016
Net sales	$240.1	$298.0	$224.4	$221.0	$983.5
Income from operations	22.5	59.0	18.0	6.5	106.0
Net earnings (loss)	13.4	36.3	10.2	(0.8)	59.1
Net earnings (loss) per share:
Basic net earnings (loss) per share	0.41	1.12	0.31	(0.02)	1.81
Diluted net earnings (loss) per share	0.41	1.12	0.31	(0.02)	1.80
Weighted average number to common shares outstanding(a)
Basic	32.4	32.4	32.4	32.6	32.6
Diluted	32.4	32.4	32.4	32.6	32.8

(a)

On October 1, 2016, RRD distributed approximately 26.2 million shares of Donnelley Financial common stock to RRD shareholders in connection with the spin-off of Donnelley Financial, with RRD retaining approximately 6.2 million shares of Donnelley Financial common stock. On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. Upon consummation of the offering, RRD retained approximately 0.1 million shares of the Company’s common stock which were subsequently sold by RRD on August 4, 2017.

For periods prior to the Separation, basic and diluted earnings per share were calculated using the number of shares distributed and retained by RRD, totaling 32.4 million. The same number of shares was used to calculate basic and diluted earnings per share since there were no Donnelley Financial equity awards outstanding prior to the spin-off.

Includes the following significant items:

	Pre-tax					After-tax
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended December 31, 2017
Spin-off related transaction expenses	$2.7	$4.5	$2.6	$6.7	$16.5	$1.6	$2.7	$1.2	$4.4	$9.9
Restructuring, impairment and other charges - net	3.8	3.2	(0.6)	0.7	7.1	2.3	2.0	(0.4)	0.3	4.2
Share-based compensation expense	1.1	2.4	1.7	1.6	6.8	0.7	1.4	0.8	1.2	4.1
Acquisition-related expenses	—	—	—	0.2	0.2	—	—	—	0.1	0.1

	Pre-tax					After-tax
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended December 31, 2016
Restructuring, impairment and other charges – net	$0.6	$1.3	$1.7	$1.8	$5.4	$0.4	$0.8	$1.0	$1.1	$3.3
Spin-off related transaction expenses	—	—	—	4.9	4.9	—	—	—	3.0	3.0
Share-based compensation expense	0.3	0.7	0.2	1.3	2.5	0.2	0.4	0.1	0.8	1.5

INDEX TO EXHIBITS

2.1

Separation and Distribution Agreement, dated as of September 14, 2016, by and among R. R. Donnelley & Sons Company, LSC Communications, Inc. and Donnelley Financial Solutions, Inc. (the “Separation Agreement”) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.2

Transition Services Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.3

Transition Services Agreement, dated as of September 14, 2016, between LSC Communications, Inc. and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.4

Tax Disaffiliation Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.5

Patent Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.6

Trademark Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.7

Data Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.8

Software, Copyright and Trade Secret Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.1

Stockholder and Registration Rights Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.2

Indenture, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.3

Registration Rights Agreement, dated as of September 30, 2016, by and among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and MUFG Securities Americas Inc., as Representatives (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

10.1

Credit Agreement, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.2

Amendment No. 1 to Credit Agreement, dated as of October 2, 2017, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2017, filed on November 2, 2017)

10.3

2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.4

Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2017, filed on May 23, 2017)*

10.5	Donnelley Financial Solutions, Inc. Non-Employee Director Compensation Plan (filed herewith)*
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

10.18	2017 Annual Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.19	Form of Founders Award (Restricted Stock) Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.20	Form of Performance Restricted Stock Award Agreement (for 2017) (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.21

Form of Amendment to Performance Restricted Stock Award Agreement (for 2017) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.22	Form of Performance Share Unit Award Agreement (filed herewith)*

10.23	Form of Performance Share Unit Award Agreement (for 2017) (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.24	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.25	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.26

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

10.28

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

10.32

Agreement regarding title and retention bonus  for Thomas Juhase dated March 21, 2016 converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.33	Form of Director Restricted Stock Unit Award (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

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

10.36

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

10.38

Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement  (incorporated by reference to Exhibit 10.23 to the R.R. Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.39	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2016, filed on November 9, 2016)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2018.

DONNELLEY FINANCIAL SOLUTIONS, INC.

By:	/ S / DAVID A. GARDELLA
David A. Gardella Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 28th day of February 2018.

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