Form 10-Q
period 2018-03-31
Donnelley Financial Solutions, Inc.
filed 2018-05-02
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of April 27, 2018, 33.9 million shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2018 and 2017

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017

Services net sales	$159.5	$154.0
Products net sales	95.7	113.3
Total net sales	255.2	267.3
Services cost of sales (exclusive of depreciation and amortization)	85.9	77.7
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	—	9.9
Products cost of sales (exclusive of depreciation and amortization)	72.7	63.0
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	—	18.8
Total cost of sales	158.6	169.4
Selling, general and administrative expenses (exclusive of depreciation and amortization)	66.1	57.5
Restructuring, impairment and other charges-net	0.7	3.8
Depreciation and amortization	10.4	10.2
Income from operations	19.4	26.4
Interest expense-net	9.0	11.1
Investment and other income-net	(0.8)	(0.8)
Earnings before income taxes	11.2	16.1
Income tax expense	3.5	6.8
Net earnings	$7.7	$9.3

Net earnings per share (Note 11):
Basic net earnings per share	0.23	0.29
Diluted net earnings per share	0.23	0.28
Weighted average number of common shares outstanding
Basic	33.7	32.6
Diluted	33.9	32.8

*Beginning in the quarter ended June 30, 2017, LSC Communications, Inc. (“LSC”) no longer qualified as a related party, therefore the amounts disclosed related to LSC are only presented for the three months ended March 31, 2017. Beginning in the quarter ended September 30, 2017, R.R. Donnelley & Sons Company ("RRD") no longer qualified as a related party, therefore the amounts disclosed related to RRD are only presented for the three months ended March 31, 2017.

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2018 and 2017

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
Net earnings	$7.7	$9.3

Other comprehensive income, net of tax:
Translation adjustments	0.7	0.1
Adjustment for net periodic pension and other postretirement benefits plan cost	0.5	0.4
Other comprehensive income, net of tax	1.2	0.5
Comprehensive income	$8.9	$9.8

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated Balance Sheets

As of March 31, 2018 and December 31, 2017

(in millions, except per share data)

(UNAUDITED)

	March 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$12.1	$52.0
Receivables, less allowances for doubtful accounts of $7.7 in 2018 (2017 - $7.3)	239.0	165.2
Inventories	18.5	23.3
Prepaid expenses and other current assets	28.2	29.6
Total current assets	297.8	270.1
Property, plant and equipment-net	33.1	34.7
Goodwill	447.3	447.4
Other intangible assets-net	36.5	39.9
Software-net	41.8	41.1
Deferred income taxes	21.0	22.2
Other noncurrent assets	37.7	38.1
Total assets	$915.2	$893.5
LIABILITIES
Accounts payable	$87.7	$67.8
Accrued liabilities	91.5	119.2
Total current liabilities	179.2	187.0
Long-term debt (Note 14)	478.8	458.3
Deferred compensation liabilities	21.8	22.8
Pension and other postretirement benefits plan liabilities	51.0	52.5
Other noncurrent liabilities	22.8	23.5
Total liabilities	753.6	744.1
Commitments and Contingencies (Note 15)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued: 34.0 shares in 2018 (2017 - 33.8 shares)	0.3	0.3
Treasury stock, at cost: 0.1 shares in 2018 (2017 - less than 0.1 shares)	(1.7)	(0.9)
Additional paid-in-capital	208.9	205.7
Retained earnings	17.5	8.9
Accumulated other comprehensive loss	(63.4)	(64.6)
Total equity	161.6	149.4
Total liabilities and equity	$915.2	$893.5

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
OPERATING ACTIVITIES
Net earnings	$7.7	$9.3
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	10.4	10.2
Provision for doubtful accounts receivable	1.0	1.8
Share-based compensation	1.8	1.1
Deferred income taxes	0.6	(2.2)
Net pension plan income	(0.8)	(0.8)
Other	0.5	0.4
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable - net	(65.4)	(66.7)
Inventories	(5.8)	(3.4)
Prepaid expenses and other current assets	(0.2)	(4.4)
Accounts payable	20.3	15.0
Income taxes payable and receivable	0.6	7.7
Accrued liabilities and other	(23.1)	(6.1)
Pension and other postretirement benefits plan contributions	(1.2)	(0.1)
Net cash used in operating activities	(53.6)	(38.2)
INVESTING ACTIVITIES
Capital expenditures	(6.4)	(4.3)
Purchase of investment	—	(3.4)
Other investing activities	—	0.2
Net cash used in investing activities	(6.4)	(7.5)
FINANCING ACTIVITIES
Revolving facility borrowings	88.0	57.0
Payments on revolving facility borrowings	(68.0)	(37.0)
Debt issuance costs	—	(1.5)
Net transfers related to the Separation	—	3.1
Proceeds from issuance of common stock	1.2	—
Treasury stock repurchases	(0.8)	—
Net cash provided by financing activities	20.4	21.6
Effect of exchange rate on cash and cash equivalents	(0.3)	0.2
Net decrease in cash and cash equivalents	(39.9)	(23.9)
Cash and cash equivalents at beginning of year	52.0	36.2
Cash and cash equivalents at end of period	$12.1	$12.3

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

On March 24, 2017, pursuant to the Stockholder and Registration Rights Agreement, dated as of September 30, 2016, by and between the Company and RRD, the Company filed a Registration Statement on Form S-1 to register the offering and sale of shares of the Company’s common stock retained by RRD. The Registration Statement on Form S-1, as amended, was declared effective by the SEC on June 13, 2017. On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. Upon the consummation of the offering, RRD retained approximately 0.1 million shares of the Company’s common stock which were subsequently sold by RRD on August 4, 2017. In conjunction with the underwritten public offering, the underwriters exercised their option to purchase approximately 0.9 million of the Company’s shares (the “Option Shares”). The Company received approximately $18.8 million in net proceeds from the sale of the Option Shares, after deducting estimated underwriting discounts and commissions. The proceeds were used to reduce outstanding debt under the Revolving Facility (as defined in Note 14, Debt). Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party, therefore amounts disclosed related to RRD are presented only for the three months ended March 31, 2017.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Donnelley Financial Solutions, Inc. (the “Company” or “Donnelley Financial”) and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial data presented herein should be read in conjunction with the audited consolidated and combined financial statements and accompanying notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Results of interim periods should not be considered indicative of the results for the full year. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 2. Revenue

Revenue Recognition

The Company manages highly-customized data and materials, such as Exchange Act, Securities Act and Investment Company Act filings with the SEC on behalf of our customers, manages virtual data rooms and performs XBRL and related services.  Clients are provided with EDGAR filing services, XBRL compliance services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among others. Our software-as-a-service solutions (“SaaS”) include the Venue Virtual Data Room, the FundSuiteArc software platform, ActiveDisclosure and data and analytics, among others.

Substantially all of the Company’s revenue is derived from contracts with an initial expected duration of one year or less. Generally, customer payment is due within ten days upon invoicing.

Revenue is recognized upon transfer of control of promised services or products to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services or products. The Company’s arrangements with customers often include promises to transfer multiple services or products to a customer. Determining whether services and products are considered distinct performance obligations that should be accounted for separately requires significant judgement. Certain customer arrangements have multiple performance obligations as certain promises are both capable of being distinct and are distinct within the context of the contract.  Other customer arrangements have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts, and therefore are not distinct.

Revenue for the Company’s services and products is recognized either over time or at a point in time, as outlined below.

Over time

The Company recognizes revenue for certain services over time.

•

The Company’s SaaS solutions, including the Venue Virtual Data Room, the FundSuiteArc software platform, ActiveDisclosure, data and analytics and others, are generally provided on a subscription basis and allow customers access to use the products over the contract period.  As a result, revenue for SaaS solutions are recognized ratably over time as the customer receives the benefit throughout the contract period. The timing of invoicing varies, however the customer may be invoiced before the end of the contract period, resulting in a deferred revenue balance.

•	Revenue for warehousing services are recognized ratably over time as the customer receives the benefit throughout the storage period.

Point in time

All remaining revenue arrangements are generally recognized at a point in time and are primarily invoiced upon completion of all services or upon shipment to the customer.

•

Certain of these arrangements include multiple performance obligations and revenue is recognized upon completion of each performance obligation, such as when a document is filed with a regulatory agency and upon completion of printing the related document. For arrangements with multiple performance obligations, the transaction price is allocated to the separate performance obligations. The Company provides customer specific solutions and as such, observable standalone selling price is rarely available. Standalone selling price is more frequently determined using an estimate of the standalone selling price of each distinct service or product, taking into consideration historical selling price by customer for each distinct service or product.  These estimates may vary from the final amounts invoiced to the customer and are adjusted upon completion of all performance obligations. Customers may be invoiced subsequent to the recognition of revenue for completed performance obligations, resulting in contract asset balances.

•

Revenue for arrangements which include assisting customers in completing regulatory filings for transactions, such as mergers and acquisitions or other public capital market transactions, is recognized upon completion of all promises, including the services performed and printing of the related document, if applicable.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

•

Revenue for arrangements without a regulatory filing generally have a single performance obligation, as the services and products provided are not distinct within the context of the contract, and are recognized upon completion of the services performed or upon completion of printing of the related product.

•

Warehousing, fulfillment services and shipping and handling are each separate performance obligations.  As a result, when the Company provides warehousing and future fulfillment services, revenue for the composition services performed and printing of the product is recognized upon completion of the performance obligation(s), as control of the inventory has transferred to the customer and the inventory is being stored at the customer’s request.

Because substantially all of the Company’s products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale.

The Company records deferred revenue when amounts are invoiced but the revenue recognition criteria are not yet met. Such revenue is recognized when all criteria are subsequently met.

Certain revenues earned by the Company require significant judgment to determine if revenue should be recorded gross, as a principal, or net of related costs, as an agent. Billings for shipping and handling costs as well as certain postage costs, and out-of-pocket expenses are recorded gross.  Revenue is not recognized for customer-supplied postage. The Company’s printing operations process paper that may be supplied directly by customers or may be purchased by the Company from third parties and sold to customers.  Revenue is not recognized for customer-supplied paper, however revenues for Company-supplied paper are recognized on a gross basis. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to authorities.

Adoption of ASU 2014-09

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue using a five-step process that supersedes virtually all existing revenue guidance. ASU 2014-09 also requires additional quantitative and qualitative disclosures. On January 1, 2018, the Company adopted the standard and all related amendments, using the modified retrospective approach applied to contracts that were not completed as of January 1, 2018. The Company recognized the cumulative effect of applying the standard as an opening transition adjustment to retained earnings. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods (“Previous Revenue Standard”).

As a result of the adoption of ASU 2014-09, revenue recognition has been accelerated for certain arrangements with multiple performance obligations as revenue is now recognized upon the completion of each performance obligation rather than upon completion of all services and shipment of the related document, if applicable. Revenue has also been accelerated for certain inventory which has been invoiced but not yet shipped at the customer’s request. Additionally, certain revenues related to virtual data room services have been deferred to be recognized over the term of the contract.

As substantially all of the Company’s revenue is derived from contracts with an initial expected duration of one year or less, the Company has applied the practical expedient for performance obligations related to contracts with an initial duration of less than one year and is therefore not required to disclose information regarding remaining performance obligations at the end of the reporting period. The Company has also elected the practical expedient to recognize costs to obtain the contract, primarily commissions, as incurred.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

The cumulative effect of the changes made to the Company’s consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09 were as follows:

	Balance at December 31, 2017	Adoption of ASU 2014-09	Balance at January 1, 2018
Assets
Receivables, less allowances for doubtful accounts	$165.2	$8.9	$174.1
Inventories	23.3	(10.6)	12.7
Deferred income taxes	22.2	(0.5)	21.7
Total assets	893.5	(2.2)	891.3

Liabilities
Accrued liabilities	119.2	(3.1)	116.1
Equity
Retained earnings	8.9	0.9	9.8

Total liabilities and equity	$893.5	$(2.2)	$891.3

The impact of the adoption of ASU 2014-09 on the Company’s condensed consolidated statement of operations and condensed consolidated balance sheet was as follows:

	Three Months Ended March 31, 2018
	Previous Revenue Standard	Adoption of ASU 2014-09	As Reported

Services net sales	$156.9	$2.6	$159.5
Products net sales	96.7	(1.0)	95.7
Total net sales	253.6	1.6	255.2

Services cost of sales (exclusive of depreciation and amortization)	85.5	0.4	85.9
Products costs of sales (exclusive of depreciation and amortization)	74.1	(1.4)	72.7
Total cost of sales	159.6	(1.0)	158.6

Selling, general and administrative expenses (exclusive of depreciation and amortization)	65.8	0.3	66.1
Income tax expense	2.8	0.7	3.5
Net earnings	$6.1	$1.6	$7.7

Earnings per share
Basic	0.18	0.05	0.23
Diluted	0.18	0.05	0.23

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

	March 31, 2018
	Previous Revenue Standard	Adoption of ASU 2014-09	As Reported
Assets
Receivables, less allowances for doubtful accounts	$228.3	$10.7	$239.0
Inventories	27.8	(9.3)	18.5
Deferred income taxes	21.5	(0.5)	21.0
Total assets	914.3	0.9	915.2

Liabilities
Accrued liabilities	93.0	(1.5)	91.5
Other noncurrent liabilities	22.9	(0.1)	22.8
Equity
Retained earnings	15.0	2.5	17.5

Total liabilities and equity	$914.3	$0.9	$915.2

Disaggregation of revenue

The following table disaggregates revenue by reporting unit and timing of revenue recognition:

	Three Months Ended March 31, 2018
	Point in time	Over time	Total
U.S.
Capital Markets	$93.5	$24.0	$117.5
Investment Markets	71.1	13.5	84.6
Language Solutions and other	11.0	—	11.0
Total U.S.	175.6	37.5	213.1
International	37.9	4.2	42.1
Total net sales	$213.5	$41.7	$255.2

Contract Balances

Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. Contract assets were $11.2 million and $9.0 million at March 31, 2018 and January 1, 2018, respectively. Generally, the contract assets balance is impacted by the recognition of additional contract assets, offset by amounts invoiced to customers. For the three months ended March 31, 2018, final amounts invoiced to customers exceeded estimates of standalone selling price as of January 1, 2018 for the related arrangements by approximately $0.7 million. Contract assets are included in accounts receivable on the condensed consolidated balance sheet.

Contract liabilities consist of deferred revenue and progress billings which are included in accrued liabilities on the condensed consolidated balance sheet. Changes in contract liabilities were as follows:

Balance at January 1, 2018	$14.2
Deferral of revenue	9.4
Revenue recognized	(10.5)
Balance at March 31, 2018	$13.1

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 3. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Raw materials and manufacturing supplies	$4.2	$3.3
Work in process	14.3	13.7
Finished goods	—	6.3
Total	$18.5	$23.3

Note 4. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Land	$10.0	$10.0
Buildings	36.3	36.1
Machinery and equipment	104.1	104.0
	150.4	150.1
Less: Accumulated depreciation	(117.3)	(115.4)
Total	$33.1	$34.7

During the three months ended March 31, 2018 and 2017, depreciation expense was $1.9 million and $1.3 million, respectively.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2018 were as follows:

	U.S.	International	Total
Net book value as of December 31, 2017	$429.2	$18.2	$447.4
Foreign exchange and other adjustments	—	(0.1)	(0.1)
Net book value as of March 31, 2018	$429.2	$18.1	$447.3

The components of other intangible assets at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$140.9	$(104.4)	$36.5	$140.6	$(100.7)	$39.9
Trade names	2.9	(2.9)	—	2.9	(2.9)	—
Total other intangible assets	$143.8	$(107.3)	$36.5	$143.5	$(103.6)	$39.9

Amortization expense for other intangible assets was $3.4 million and $3.6 million for the three months ended March 31, 2018 and 2017, respectively.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

The following table outlines the estimated annual amortization expense related to other intangible assets as of March 31, 2018:

For the year ending December 31,	Amount
2018	$13.8
2019	13.8
2020	12.3
2021	—
2022	—
2023 and thereafter	—
Total	$39.9

Note 6. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges recognized in Results of Operations

For the three months ended March 31, 2018 and 2017, the Company recorded the following net restructuring, impairment and other charges:

Three Months Ended	Employee	Other Restructuring	Total Restructuring	Other
March 31, 2018	Terminations	Charges	Charges	Charges	Total
U.S.	$0.1	$0.5	$0.6	$0.1	$0.7
International	(0.1)	—	(0.1)	—	(0.1)
Corporate	0.1	—	0.1	—	0.1
Total	$0.1	$0.5	$0.6	$0.1	$0.7

Three Months Ended	Employee	Other Restructuring	Total Restructuring	Other
March 31, 2017	Terminations	Charges	Charges	Charges	Total
U.S.	$2.0	$0.4	$2.4	$0.1	$2.5
International	0.7	—	0.7	—	0.7
Corporate	0.6	—	0.6	—	0.6
Total	$3.3	$0.4	$3.7	$0.1	$3.8

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Restructuring and Impairment Charges

For the three months ended March 31, 2018, the Company recorded net restructuring charges of $0.5 million for lease termination and other restructuring costs, $0.1 million for employee termination costs and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

For the three months ended March 31, 2017, the Company recorded net restructuring charges of $3.3 million for employee termination costs for 87 employees. These charges primarily related to the reorganization of certain operations. Additionally, the Company incurred $0.4 million of lease termination and other restructuring charges and $0.1 million of other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

Restructuring Reserve

The restructuring reserve as of December 31, 2017 and March 31, 2018, and changes during the three months ended March 31, 2018, were as follows:

	December 31, 2017	Restructuring Charges	Reversals	Cash Paid	March 31, 2018
Employee terminations	$1.3	$0.3	$(0.2)	$(0.6)	$0.8
Lease terminations and other	2.1	0.5	—	(0.4)	2.2
Total	$3.4	$0.8	$(0.2)	$(1.0)	$3.0

The current portion of restructuring reserves of $2.2 million at March 31, 2018 was included in accrued liabilities, while the long-term portion of $0.8 million, primarily related to lease termination costs, was included in other noncurrent liabilities at March 31, 2018.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by September 30, 2018.

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

Note 7. Retirement Plans

The components of the estimated net pension plan income for Donnelley Financial’s pension plans for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017
Pension expense (income)
Interest cost	$2.6	$2.7
Expected return on assets	(4.0)	(4.0)
Amortization, net	0.6	0.5
Net pension income	$(0.8)	$(0.8)

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

During the three months ended March 31, 2018, the Company adopted Accounting Standards Update No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires an employer to report the service cost component of net periodic benefit cost in the same line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are presented in the income statement separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. ASU 2017-07 was adopted on a retrospective basis. The adoption of ASU 2017-07 resulted in the presentation of net pension income within investment and other income in the condensed consolidated statement of operations instead of selling, general and administrative expenses. Prior period net pension income was also reclassified.

Note 8. Income Taxes

The Company’s provision for income taxes for the three months ended March 31, 2018 and 2017 is based on the estimated annual effective tax rate, plus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2018 and 2017:

	2018	2017	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$11.2	$16.1	$(4.9)	(30.4%)
Income tax expense	3.5	6.8	(3.3)	(48.5%)
Effective income tax rate	31.3%	42.2%

Cash payments for income taxes for U.S. states and foreign jurisdictions were $2.2 million and $1.3 million for the three months ended March 31, 2108 and 2017, respectively.

The decrease in the effective income tax rate to 31.3% for the three months ended March 31, 2018 compared to 42.2% for the three months ended March 31, 2017 was primarily due to changes in U.S. corporate tax law pursuant to the enactment of the U.S. Federal Tax Cut and Jobs Act (“the Tax Act”) on December 22, 2017. The Tax Act, effective January 1, 2018, reduced the corporate income tax rate from a maximum 35% to a flat 21% rate, broadened the tax base and created a territorial tax system, while subjecting U.S. shareholders to tax on certain earnings of foreign subsidiaries considered to be Global Intangible Low-Taxed Income (“GILTI”).

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the tax effects and recorded provisional amounts in its consolidated financial statements for the year ended December 31, 2017. Staff Accounting Bulletin No. 118 (“SAB 118”) provided a measurement period of one year from the Tax Act enactment date for companies to complete their accounting for the enactment-date effects of the Tax Act that were considered provisional estimates at December 31, 2017. The following provides an update on the effects of the Tax Act that at December 31, 2017 were either incomplete, but the Company was able to determine a reasonable estimate and therefore recorded provisional amounts in its December 31, 2017 consolidated financial statements, or were incomplete and the Company was unable to determine a reasonable estimate, and therefore no provisional amounts were recorded in the December 31, 2017 consolidated financial statements.

Deemed Repatriation Transition Tax

Due to the transition to a territorial tax system under the Tax Act, the Company was deemed to repatriate and pay a mandatory tax on its foreign subsidiaries’ untaxed accumulated earnings as of December 31, 2017 (“the transition tax”). The Company was able to reasonably estimate the transition tax and recorded an initial provisional liability of $14.2 million along with a corresponding adjustment of $14.2 million to income tax expense in its consolidated financial statements for the year ended December 31, 2017. Upon further analysis of the deemed repatriation tax impact in the various U.S. states in which the Company files income tax returns, the Company recognized a measurement period adjustment of $0.4 million to decrease the transition tax liability with a corresponding $0.4 million state income tax benefit in its condensed consolidated financial statements for the three months ended March 31, 2018. The Company continues to gather additional information to more precisely compute the amount of its transition tax obligation and the accounting for this item is not yet complete due to potential refinement of the Company’s foreign untaxed accumulated earnings and foreign taxes paid, as well as guidance and regulations that may be issued by the Department of the U.S. Treasury Internal Revenue Service (“IRS”) and/or U.S state government taxing authorities and actions the Company may take as a result. The Company expects to finalize its accounting within the prescribed measurement period.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Re-measurement of Deferred Tax Assets and Liabilities

As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, the Company was required to re-measure its U.S. net deferred tax assets at December 31, 2017. The Company estimated a reduction in the value of its net deferred tax asset of approximately $8.2 million, which was recorded as additional deferred income tax expense in the Company’s consolidated statement of operations for the year ended December 31, 2017. No incremental measurement adjustments were recognized during the three months ended March 31, 2018; however, the Company continues to gather additional information in order to finalize the accounting for this item and expects to finalize the accounting within the prescribed measurement period.

GILTI Accounting Policy Election

Along with the change to a territorial tax system, the Tax Act created the GILTI provision which taxes certain foreign income in excess of a deemed return on tangible assets of U.S. multi-nationals’ foreign subsidiary corporations. The Company may have GILTI in a given year, and the determination of whether the Company is subject to the GILTI provision will be an annual analysis of several factors under the provision, including the amount of foreign income generated by the Company’s foreign subsidiaries and whether that income is considered GILTI in such year. In addition to the immediate taxation of GILTI, the Tax Act allows a U.S. corporation a deduction for 37.5% of foreign-derived intangible income (“FDII”) and a 50% deduction of GILTI. Companies may make an accounting policy election to either account for deferred taxes related to GILTI or to treat taxes on GILTI as period costs. The Company has elected to recognize resulting tax on GILTI as a period expense in the period the tax is incurred and expects to incur such tax for the year ended December 31, 2018. Accordingly, the Company has included an estimate of approximately $0.4 million of tax on net GILTI (net of deduction for FDII) in its 2018 estimated annual effective tax rate. The Company has made sufficient progress with its GILTI and FDII provision calculations; however, as the Company continues to collect and prepare necessary data, and interprets additional guidance and regulations anticipated to be issued by the IRS and state taxing authorities, the Company may make adjustments to this estimate that could affect the Company’s estimated annual effective tax rate.

Indefinite Reinvestment Assertion

Earnings generated by a foreign subsidiary are presumed to ultimately be transferred to the parent company. Therefore, the establishment of deferred taxes may be required with respect to the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries (also referred to as book-over-tax outside basis differences). A company may overcome this presumption and forgo recording a deferred tax liability in its financial statements if it can assert that management has the intent and ability to indefinitely reinvest the earnings of its foreign subsidiaries. Prior to the year ended December 31, 2017, the Company did not provide deferred U.S., foreign or local income taxes on the book-over-tax outside basis differences of its foreign subsidiaries because such excess was considered to be indefinitely reinvested in the local country businesses. As a result of the transition tax that the Company has incurred pursuant to the Tax Act, the Company now has the ability to repatriate to the U.S. parent the foreign cash associated with the foreign earnings subject to the transition tax, as these earnings have already been subject to U.S. federal taxes. The Company is currently analyzing its global working capital and cash requirements in order to determine the amount of excess cash at its foreign subsidiaries that can be repatriated to the U.S., but has not yet determined whether the Company plans to change its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences.  As the Company has not completed its analysis, the Company has not recorded any deferred taxes attributable to the book-over-tax outside basis differences in its foreign subsidiaries as of March 31, 2018.  The Company will record the tax effects of any change in the Company’s assertion in the period that it completes its analysis; however, the Company does not anticipate incurring material foreign and/or local country taxes upon repatriation of foreign subsidiary earnings to the U.S.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 9. Share Based Compensation

Share-based compensation expense

For all share-based awards granted to employees and directors following the Separation, including stock options, restricted stock units (“RSUs”), performance based restricted stock and performance share units (“PSUs”), the Company recognizes compensation expense based on estimated grant date fair values based on certain assumptions as of the grant date. The Company estimates the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. The Company recognizes compensation costs for RSUs expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. Compensation expense for performance based restricted stock awards granted in 2016, which vest on a graded basis, is recognized utilizing a graded vesting schedule. Compensation expense for performance based restricted stock awards granted in 2017, which cliff vest, is recognized on a straight-line basis over the performance period of the award. The Company recognizes compensation costs for PSUs, which cliff vest, on a straight-line basis over the performance period of the award. Compensation expense for stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

The stock options, RSUs, performance based restricted stock and PSUs granted during 2017 and 2018 are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company. In addition, upon a change in control of the Company, PSUs will be measured for attainment of the performance metrics as of the end of the Company’s fiscal quarter ending immediately prior to the fiscal quarter in which the change in control took place and the performance based restricted stock will be measured at 100% attainment of the target performance metrics.  Both awards will remain subject to time based vesting until the end of the vesting period; provided that the award will vest in full if, within three months prior to or two years after the date of the change in control of the Company, the grantee’s employment is terminated without cause by the Company or for good reason by the grantee.

Total compensation expense related to all share based compensation plans was $1.8 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively.

Stock Options

The Company granted 324,500 options, with a weighted-average grant date fair market value of $5.83, during the three months ended March 31, 2018. The fair market value of each stock option award was estimated using the Black-Scholes-Merton option pricing model and the Company used the following methods to determine its underlying assumptions:

•	Expected volatility was estimated based on a weighted-average of historical volatilities for the Company’s peer group
•	The risk-free interest rate was based on the U.S Treasury yield curve in effect on the date of grant
•	The expected term was based on the simplified method of using the mid-point between the vesting term and the original contractual term
•	The expected dividend yield was based on the Company’s current dividend rate

The assumptions used to determine the fair market value of the stock options granted during the three months ended March 31, 2018 were as follows:

2018
Expected volatility	27.75%
Risk-free interest rate	2.71%
Expected life (years)	6.25
Expected dividend yield	0.00%

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Stock option awards outstanding as of December 31, 2017 and March 31, 2018, and changes during the three months ended March 31, 2018, were as follows:

			Weighted Average

		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares Under
	Option	Exercise	Term	Value
	(thousands)	Price	(years)	(millions)
Outstanding at December 31, 2017	459	$22.13	5.1	$0.8
Granted	324	17.91	9.9
Exercised	(104)	11.95
Outstanding at March 31, 2018	679	21.67	7.9	0.0
Vested and expected to vest at March 31, 2018	649	$21.77	7.8	0.0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2018 and December 31, 2017, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on March 31, 2018 and December 31, 2017. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised was $1.0 million for the three months ended March 31, 2018 and was de minimis for the three months ended March 31, 2017. There were no excess tax benefits on stock option exercises for the three months ended March 31, 2018 and 2017.

Compensation expense related to stock options was $0.1 million for the three months ended March 31, 2018 and was de minimis for the three months ended March 31, 2017. As of March 31, 2018, $2.8 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 3.6 years.

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2017 and March 31, 2018, and changes during the three months ended March 31, 2018, were as follows:

		Weighted
	Shares	Average Grant
	(Thousands)	Date Fair Value
Nonvested at December 31, 2017	598	$23.48
Granted	339	17.65
Vested	(142)
Forfeited	(9)	22.35
Nonvested at March 31, 2018	786	$20.02

Compensation expense related to RSUs was $0.9 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $10.2 million of unrecognized share-based compensation expense related to 0.8 million restricted stock unit awards, with a weighted-average grant date fair value of $20.02, that are expected to vest over a weighted-average period of 2.4 years. The fair value of these awards was determined based on the Company’s stock price on the grant date, as the Company currently does not anticipate paying any cash dividends in the foreseeable future.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Restricted Stock

There were no restricted stock awards granted during the three months ended March 31, 2018. Compensation expense for the restricted stock awards is currently being recognized based on 100% attainment of the targeted performance metrics for the restricted stock awards granted in 2017 and is being recognized based on 100% actual achievement of the performance metrics for the restricted stock awards granted in 2016. The total potential payout for awards granted during 2017 range from zero to 129,400 shares, should certain performance targets be achieved. The maximum payout of 156,159 shares was achieved as of December 31, 2017 for the restricted stock awards granted during 2016. Compensation expense for restricted stock awards was $0.6 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $2.7 million of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted average period of 1.7 years.

Performance Share Units

Nonvested performance share units as of December 31, 2017 and March 31, 2018, and changes during the three months ended March 31, 2018, were as follows:

		Weighted
	Shares	Average Grant
	(Thousands)	Date Fair Value
Nonvested at December 31, 2017	37	$22.41
Granted	232	17.65
Nonvested at March 31, 2018	269	$18.31

During the three months ended March 31, 2018, 232,300 performance share units were granted to certain executive officers and senior management, payable upon the achievement of certain established performance targets. The performance period for the shares awarded is January 1, 2018 through December 31, 2020. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. The total potential payout for awards granted during the three months ended March 31, 2018 range from zero to 348,450 shares, should certain performance targets be achieved. The fair value of these awards was determined based on the Company’s stock price on the grant date.

Compensation expense for the PSUs granted in 2018 and 2017 is currently being recognized based on 100% attainment of the targeted performance metrics or 232,300 and 37,100 shares, for each respective period. Compensation expense related to PSUs was $0.2 million for the three months ended March 31, 2018 and was de minimis for the three months ended March 31, 2017. As of March 31, 2018, there was $4.4 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted average period of 2.8 years.

Note 10. Equity

The Company’s equity as of December 31, 2017 and March 31, 2018, and changes during the three months ended March 31, 2018, were as follows:

Total
Equity
Balance at December 31, 2017	$149.4
Net earnings	7.7
Other comprehensive income	1.2
Adoption of ASU 2014-09	0.9
Share-based compensation	1.8
Issuance of share-based awards, net of withholdings and other	0.6
Balance at March 31, 2018	$161.6

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Note 11. Earnings per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including restricted stock units and restricted stock.

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017
Net earnings per share:
Basic	$0.23	$0.29
Diluted	$0.23	$0.28
Numerator:
Net earnings	$7.7	$9.3
Denominator:
Weighted average number of common shares outstanding	33.7	32.6
Dilutive awards	0.2	0.2
Diluted weighted average number of common shares outstanding	33.9	32.8
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	0.1	0.1
Stock options	0.5	0.1
Total	0.6	0.2

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 12. Comprehensive Income

The components of other comprehensive income and income tax expense allocated to each component for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31, 2018
	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount
Translation adjustments	$0.7	$—	$0.7
Adjustment for net periodic pension plan and other postretirement benefits plan cost	0.6	0.1	0.5
Other comprehensive income	$1.3	$0.1	$1.2

	Three Months Ended
	March 31, 2017
	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount
Translation adjustments	$0.1	$—	$0.1
Adjustment for net periodic pension plan and other postretirement benefits plan cost	0.5	0.1	0.4
Other comprehensive income	$0.6	$0.1	$0.5

Accumulated other comprehensive loss by component as of December 31, 2017 and March 31, 2018 were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2017	$(52.9)	$(11.7)	$(64.6)
Other comprehensive income before reclassifications	—	0.7	0.7
Amounts reclassified from accumulated other comprehensive loss	0.5	—	0.5
Net change in accumulated other comprehensive loss	0.5	0.7	1.2
Balance at March 31, 2018	$(52.4)	$(11.0)	$(63.4)

Accumulated other comprehensive loss by component as of December 31, 2016 and March 31, 2017 as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2016	$(52.2)	$(16.1)	$(68.3)
Other comprehensive income before reclassifications	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive loss	0.4	—	0.4
Net change in accumulated other comprehensive loss	0.4	0.1	0.5
Balance at March 31, 2017	$(51.8)	$(16.0)	$(67.8)

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended		Classification in the
	March 31,		Condensed Consolidated
	2018	2017	Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial income	$0.6	$0.5	(a)
Reclassifications before tax	0.6	0.5
Income tax expense	0.1	0.1
Reclassifications, net of tax	$0.5	$0.4

(a)

These accumulated other comprehensive loss components are included in the calculation of net periodic pension and other postretirement benefits plan income recognized in investment and other income in the unaudited condensed consolidated statements of operations (see Note 7, Retirement Plans).

Note 13. Segment Information

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

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, communications and certain facility costs.  In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefit plan expense (income) and allocated costs for share-based compensation, are included in Corporate and not allocated to the operating segments.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported within the condensed consolidated financial statements.

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Three Months Ended March 31, 2018
U.S.	$214.6	$(1.5)	$213.1	$26.4	$714.8	$8.9	$6.1
International	42.7	(0.6)	42.1	2.5	95.9	1.4	0.1
Total operating segments	257.3	(2.1)	255.2	28.9	810.7	10.3	6.2
Corporate	—	—	—	(9.5)	104.5	0.1	0.2
Total operations	$257.3	$(2.1)	$255.2	$19.4	$915.2	$10.4	$6.4

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Three Months Ended March 31, 2017
U.S.	$232.9	$(2.5)	$230.4	$37.0	$740.2	$8.8	$3.9
International	37.3	(0.4)	36.9	0.2	94.6	1.4	0.4
Total operating segments	270.2	(2.9)	267.3	37.2	834.8	10.2	4.3
Corporate	—	—	—	(10.8)	189.8	—	—
Total operations	$270.2	$(2.9)	$267.3	$26.4	$1,024.6	$10.2	$4.3

Note 14. Debt

The Company’s debt as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
8.25% senior notes due October 15, 2024	$300.0	$300.0
Term Loan Credit Facility	168.7	168.6
Borrowings under the Revolving Facility	20.0	—
Unamortized debt issuance costs	(9.9)	(10.3)
Total debt	478.8	458.3
Less: current portion	—	—
Long-term debt	$478.8	$458.3

The fair value of the senior notes, which was determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s senior notes was $319.0 million and $321.5 million at March 31, 2018 and December 31, 2017, respectively.

The Company has a Credit Agreement (“the Credit Agreement”) which provides for a $350.0 million senior secured term loan B facility (the “Term Loan Credit Facility”) and a $300.0 million senior secured revolving credit facility (the “Revolving Facility”, and, together with the Term Loan Credit Facility, the “Credit Facilities”). The Credit Agreement contains a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $15.0 million in the aggregate. As of March 31, 2018, there was $20.0 million in outstanding borrowings under the Revolving Facility.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

The weighted average interest rate on borrowings under the Revolving Facility was 4.8% and 4.2% for the three months ended March 31, 2018 and 2017, respectively.

Interest paid was $2.2 million and $3.8 million for the three months ended March 31, 2018 and 2017, respectively.

The Company’s 8.25% senior unsecured notes due October 15, 2024 (the “Notes”) were issued pursuant to an indenture where certain wholly-owned domestic subsidiaries of the Company guarantee the Notes (the “Guarantors”).  The Notes are jointly and severally guaranteed, on an unsecured basis, by the Guarantors, which are comprised of each of the Company’s existing and future direct and indirect wholly-owned U.S. subsidiaries that guarantee the Company’s obligations under the Credit Facilities. The Notes are not guaranteed by the Company’s foreign subsidiaries or unrestricted subsidiaries. The Notes and the related guarantees will be the Company and the Guarantors’, respective, senior unsecured obligations and will rank equally in right of payment to all present and future senior debt, including the obligations under the Company’s Credit Facilities, senior in right of payment to all present and future subordinated debt, and effectively subordinated in right of payment to any of the Company and the Guarantors’ secured debt, to the extent of the value of the assets securing such debt. The indenture governing the Notes contains certain covenants applicable to the Company and its restricted subsidiaries, including limitations on: (1) liens; (2) indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries. Each of these covenants is subject to important exceptions and qualifications.

Note 15. Commitments and Contingencies

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

Note 16.  Related Parties

On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC common stock (RRD’s remaining ownership stake in LSC) in an underwritten public offering. As a result, beginning in the quarter ended June 30, 2017, LSC no longer qualified as a related party of the Company and the amounts disclosed related to LSC are only presented for the three months ended March 31, 2017.

On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock.  RRD retained approximately 0.1 million shares of the Company’s common stock which RRD sold on August 4, 2017. Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party and the amounts disclosed related to RRD are only presented for the three months ended March 31, 2017.

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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Commercial Arrangements

The Company entered into a number of commercial and other arrangements with RRD and its subsidiaries. These include, among other things, arrangements for the provision of services, including global outsourcing and logistics services, printing and binding, digital printing, composition and access to technology. The terms of the arrangements with RRD do not exceed 36 months. Subsequent to the Separation, RRD and LSC are clients of the Company and expect to utilize SaaS solutions and services that the Company provides to all of its clients.

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

Note 17. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenue using a five-step process that supersedes virtually all existing revenue guidance. ASU 2014-09 also requires additional quantitative and qualitative disclosures. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 to January 1, 2018. The Company adopted the standard on January 1, 2018 using the modified retrospective approach. The Company recognized the cumulative effect of applying the standard as an opening transition adjustment to retained earnings. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. Refer to Note 2, Revenue, for further information.

In March 2017, the FASB issued ASU 2017-07, which the Company adopted retrospectively in the first quarter of 2018. Refer to Note 7, Retirement Plans, for further information.

The following standards were also effective for and adopted by the Company in 2018. The adoption of these standards did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows:

•	Accounting Standards Update No. 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”
•	Accounting Standards Update No. 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”
•	Accounting Standards Update No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash”
•	Accounting Standards Update No. 2016-15 “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”
•	Accounting Standards Update No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”

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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

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

Note 18. Guarantor Financial Information

The Guarantors of the Notes, Donnelley Financial, LLC and DFS International Holding, Inc., entered into an agreement pursuant to which each agreed to guarantee the Company’s obligations under the Notes. All guarantees are full and unconditional and joint and several. The Guarantors are 100% directly owned subsidiaries of the Company. Refer to Note 14, Debt, for further details.

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

The following tables set forth condensed consolidating statements of income for the three months ended March 31, 2018 and 2017, condensed consolidating statements of financial position as of March 31, 2018 and December 31, 2017, and condensed consolidating statements of cash flows for the three months ended March 31, 2018 and 2017. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions. For purposes of the tables below, the Company is referred to as “Parent” and the Guarantors are referred to as “Guarantor Subsidiaries.”

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$128.7	$32.1	$(1.3)	$159.5
Products net sales	—	85.9	10.6	(0.8)	95.7
Total net sales	—	214.6	42.7	(2.1)	255.2
Services cost of sales (exclusive of depreciation and amortization)	—	67.5	19.6	(1.2)	85.9
Products cost of sales (exclusive of depreciation and amortization)	—	65.1	8.5	(0.9)	72.7
Total cost of sales	—	132.6	28.1	(2.1)	158.6
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	55.3	10.8	—	66.1
Restructuring, impairment and other charges-net	—	0.8	(0.1)	—	0.7
Depreciation and amortization	—	9.0	1.4	—	10.4
Income from operations	—	16.9	2.5	—	19.4
Interest expense (income)-net	9.2	(0.2)	—	—	9.0
Intercompany interest (income) expense-net	(6.6)	6.6	—	—	—
Investment and other income-net	—	(0.8)	—	—	(0.8)
Earnings (loss) before income taxes and equity in net income of subsidiaries	(2.6)	11.3	2.5	—	11.2
Income tax (benefit) expense	(0.8)	3.5	0.8	—	3.5
Earnings (loss) before equity in net income of subsidiaries	(1.8)	7.8	1.7	—	7.7
Equity in net income of subsidiaries	9.5	1.7	—	(11.2)	—
Net earnings	$7.7	$9.5	$1.7	$(11.2)	$7.7
Comprehensive income	$8.9	$10.8	$2.4	$(13.2)	$8.9

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$128.6	$27.0	$(1.6)	$154.0
Products net sales	—	104.3	10.3	(1.3)	113.3
Total net sales	—	232.9	37.3	(2.9)	267.3
Services cost of sales (exclusive of depreciation and amortization)	—	61.3	17.9	(1.5)	77.7
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	—	9.4	0.5	—	9.9
Products cost of sales (exclusive of depreciation and amortization)	—	57.0	7.4	(1.4)	63.0
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)	—	18.7	0.1	—	18.8
Total cost of sales	—	146.4	25.9	(2.9)	169.4
Selling, general and administrative expenses (exclusive of depreciation and amortization)*	—	48.4	9.1	—	57.5
Restructuring, impairment and other charges-net	—	3.1	0.7	—	3.8
Depreciation and amortization	—	8.8	1.4	—	10.2
Income from operations	—	26.2	0.2	—	26.4
Interest expense (income)-net	11.3	(0.2)	—	—	11.1
Investment and other income-net	—	(0.8)	—	—	(0.8)
Earnings (loss) before income taxes and equity in net income of subsidiaries	(11.3)	27.2	0.2	—	16.1
Income tax (benefit) expense	(4.7)	11.4	0.1	—	6.8
Earnings (loss) before equity in net income of subsidiaries	(6.6)	15.8	0.1	—	9.3
Equity in net income of subsidiaries	15.9	0.1	—	(16.0)	—
Net earnings (loss)	$9.3	$15.9	$0.1	$(16.0)	$9.3
Comprehensive income (loss)	$9.8	$16.4	$0.2	$(16.6)	$9.8

*Beginning in the quarter ended June 30, 2017, LSC Communications, Inc. (“LSC”) no longer qualified as a related party, therefore the amounts disclosed related to LSC are only presented for the three months ended March 31, 2017. Beginning in the quarter ended September 30, 2017, R.R. Donnelley & Sons Company ("RRD") no longer qualified as a related party, therefore the amounts disclosed related to RRD are only presented for the three months ended March 31, 2017.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of March 31, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$3.5	$8.6	$—	$12.1
Receivables, less allowances	—	195.7	43.3	—	239.0
Intercompany receivables	—	117.6	—	(117.6)	—
Intercompany short-term note receivable-net	—	—	32.0	(32.0)	—
Inventories	—	13.9	4.6	—	18.5
Prepaid expenses and other current assets	34.5	14.4	3.5	(24.2)	28.2
Total current assets	34.5	345.1	92.0	(173.8)	297.8
Property, plant and equipment-net	—	29.9	3.2	—	33.1
Goodwill	—	429.2	18.1	—	447.3
Other intangible assets-net	—	29.6	6.9	—	36.5
Software-net	—	41.4	0.4	—	41.8
Deferred income taxes	0.4	40.0	4.4	(23.8)	21.0
Intercompany long-term note receivable, net	376.0	—	—	(376.0)	—
Other noncurrent assets	3.2	29.7	4.8	—	37.7
Investments in consolidated subsidiaries	366.2	86.2	—	(452.4)	—
Total assets	$780.3	$1,031.1	$129.8	$(1,026.0)	$915.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$73.1	$14.6	$—	$87.7
Intercompany payables	107.9	—	9.7	(117.6)	—
Intercompany short-term note payable-net	32.0	—	—	(32.0)	—
Accrued liabilities	—	99.8	15.9	(24.2)	91.5
Total current liabilities	139.9	172.9	40.2	(173.8)	179.2
Long-term debt	478.8	—	—	—	478.8
Intercompany long-term note payable, net	—	376.0	—	(376.0)	—
Deferred compensation liabilities	—	21.8	—	—	21.8
Pension and other postretirement benefits plan liabilities	—	49.9	1.1	—	51.0
Other noncurrent liabilities	—	44.3	2.3	(23.8)	22.8
Total liabilities	618.7	664.9	43.6	(573.6)	753.6
Total equity	161.6	366.2	86.2	(452.4)	161.6
Total liabilities and equity	$780.3	$1,031.1	$129.8	$(1,026.0)	$915.2

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of December 31, 2017

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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash used in operating activities	$(30.7)	$(18.1)	$(4.8)	$—	$(53.6)
INVESTING ACTIVITIES
Capital expenditures	—	(6.3)	(0.1)	—	(6.4)
Intercompany note receivable, net	—	—	(2.0)	2.0	—
Net cash used in investing activities	—	(6.3)	(2.1)	2.0	(6.4)
FINANCING ACTIVITIES
Revolving facility borrowings	88.0	—	—	—	88.0
Payments on revolving facility borrowings	(68.0)	—	—	—	(68.0)
Intercompany note payable, net	2.0	—	—	(2.0)	—
Proceeds from issuance of common stock	1.2	—	—	—	1.2
Treasury stock repurchases	(0.8)	—	—	—	(0.8)
Net cash provided by financing activities	22.4	—	—	(2.0)	20.4
Effect of exchange rate on cash and cash equivalents	—	—	(0.3)	—	(0.3)
Net decrease in cash and cash equivalents	(8.3)	(24.4)	(7.2)	—	(39.9)
Cash and cash equivalents at beginning of year	8.3	27.9	15.8	—	52.0
Cash and cash equivalents at end of period	$—	$3.5	$8.6	$—	$12.1

Supplemental non-cash disclosure:
Intercompany debt allocation	$(376.0)	$376.0	$—	$—	$—

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The Company reports certain unallocated general and administrative activities and associated expenses within “Corporate”, including, in part, executive, legal, finance, marketing and certain facility costs. In addition, certain costs and earnings of employee benefit plans, such as pension income and share-based compensation, are included in Corporate and are not allocated to the reportable segments.

For the Company’s financial results and the presentation of certain other financial information by segment, see Note 13, Segment Information, to the Unaudited Condensed Consolidated Financial Statements.

Products and Services

The Company separately reports its net sales and related cost of sales for its products and services offerings. The Company’s services offerings consist of all non-print offerings, including document composition, compliance related EDGAR filing services, transaction solutions, language solutions and the Company’s software-as-a-service solutions (“SaaS”), including Venue Virtual Data Room, the FundSuiteArc software platform, ActiveDisclosure and data and analytics, among others. The Company’s product offerings primarily consist of conventional and digital printed products and related shipping costs.

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

Donnelley Financial’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange on October 3, 2016. On October 1, 2016, RRD also completed the previously announced separation of LSC Communications, Inc. (“LSC”), its publishing and retail-centric print services and office products business. On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC common stock (RRD’s remaining ownership stake in LSC) in an underwritten public offering. As a result, beginning in the quarter ended June 30, 2017, LSC is no longer qualified as a related party of the Company.

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

Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party, therefore amounts disclosed related to RRD are only presented for the three months ended March 31, 2017.

Executive Overview

First Quarter Overview

Net sales decreased by $12.1 million, or 4.5%, for the first quarter of 2018 compared to the same period in the prior year. There was a $2.5 million, or 0.9%, increase due to changes in foreign exchange rates and a $1.6 million, or 0.6%, increase due to the adoption of the new revenue recognition standard. Net sales decreased due to lower mutual fund print and capital markets compliance volumes, partially offset by an increase in translations services and virtual data room services.

On January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09” or “the new revenue recognition standard”). The Company recognized the cumulative effect of applying the standard as an opening transition adjustment to retained earnings, which increased retained earnings at January 1, 2018 by $0.9 million. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods.

As a result of the adoption of ASU 2014-09, revenue recognition has been accelerated for certain arrangements with multiple performance obligations as revenue is now recognized upon the completion of each performance obligation rather than upon completion of all services and shipment of the related document, if applicable. Revenue has also been accelerated for certain inventory which has been invoiced but not yet shipped at the customer’s request. Additionally, certain revenues related to virtual data room services have been deferred to be recognized over the term of the contract. Refer to Note 2, Revenue, to the Unaudited Condensed Consolidated Financial Statements for further information.

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

The impact of digital technologies has been felt in many print products, most acutely in the Company’s mutual fund, variable annuity and public company compliance business offerings. While the Company maintains a high-touch, service oriented business technology changes have provided alternatives to the Company’s clients that allow them to manage more of the financial disclosure process themselves.  For years, the Company has invested in its own applications, ActiveDisclosure, FundSuiteArc and Venue Virtual Data Room (“Venue”) to serve clients and increase retention and has invested to expand capabilities and address new market sectors. The future impact of technology on the business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions and investments in its existing business to offer clients innovative services and solutions, including acquisitions of EDGAR Online and MultiCorpora and investments in AuditBoard (formerly known as Soxhub), Mediant, Peloton and eBrevia that support the Company’s position as a technology service leader in the industry.

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

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in conformity with GAAP requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s significant accounting policies and critical estimates are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 28, 2018. Significant changes to the Company’s significant accounting policies and critical estimates due to the adoption of the new revenue recognition standard are included in Note 2, Revenue, to the Unaudited Condensed Consolidated Financial Statements.

Financial Review

In the financial review that follows, the Company discusses its unaudited condensed consolidated results of operations, cash flows and certain other information. This discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes.

Results of Operations for the Three Months Ended March 31, 2018 as Compared to the Three Months Ended March 31, 2017

The following table shows the results of operations for the three months ended March 31, 2018 and 2017:

	2018	2017	$ Change	% Change
	(in millions, except percentages)
Services net sales	$159.5	$154.0	$5.5	3.6%
Products net sales	95.7	113.3	(17.6)	(15.5%)
Net sales	255.2	267.3	(12.1)	(4.5%)
Services cost of sales (exclusive of depreciation and amortization)	85.9	77.7	8.2	10.6%
Services cost of sales with RRD affiliates (exclusive of depreciation and amortization)*	—	9.9	(9.9)	(100.0%)
Products cost of sales (exclusive of depreciation and amortization)	72.7	63.0	9.7	15.4%
Products cost of sales with RRD affiliates (exclusive of depreciation and amortization)*	—	18.8	(18.8)	(100.0%)
Cost of sales	158.6	169.4	(10.8)	(6.4%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	66.1	57.5	8.6	15.0%
Restructuring, impairment and other charges-net	0.7	3.8	(3.1)	(81.6%)
Depreciation and amortization	10.4	10.2	0.2	2.0%
Income from operations	$19.4	$26.4	$(7.0)	(26.5%)

*Beginning in the quarter ended June 30, 2017, LSC no longer qualified as a related party, therefore the amounts disclosed related to LSC are only presented for the three months ended March 31, 2017. Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party, therefore the amounts disclosed related to RRD are only presented for the three months ended March 31, 2017.

Consolidated

Net sales of services for the three months ended March 31, 2018 increased $5.5 million, or 3.6%, to $159.5 million, versus the three months ended March 31, 2017, including a $2.8 million, or 1.8%, increase due to changes in foreign exchange rates. Net sales of services increased due to higher translations services and virtual data room services and a $2.6 million, or 1.7%, increase due to the adoption of the new revenue recognition standard, partially offset by lower volumes in both capital markets transactions and compliance volumes.

Net sales of products for the three months ended March 31, 2018 decreased $17.6 million, or 15.5%, to $95.7 million versus the three months ended March 31, 2017, including a $0.3 million, or 0.3%, decrease due to changes in foreign exchange rates and a $1.0 million or 0.9% decrease due to the adoption of the new revenue recognition standard. Net sales of products decreased due to lower mutual fund print volumes and capital markets compliance volumes.

Services cost of sales decreased $1.7 million, or 1.9%, for the three months ended March 31, 2018, versus the three months ended March 31, 2017. Services cost of sales decreased due to sales mix and cost control initiatives, partially offset by a $0.4 million, or 0.5%, increase due to the adoption of the new revenue recognition standard. As a percentage of net sales, services cost of sales decreased 3.0% primarily due to favorable sales mix.

Products cost of sales decreased $9.1 million, or 11.1%, for the three months ended March 31, 2018, versus the three months ended March 31, 2017, including a $1.4 million, or 1.7%, decrease due to the adoption of the new revenue recognition standard. Products cost of sales decreased due to lower volumes in mutual fund print and capital markets compliance and cost control initiatives.  As a percentage of net sales, products cost of sales increased 3.8% primarily due to unfavorable mix.

Selling, general and administrative expenses increased $8.6 million, or 15.0%, to $66.1 million, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to an increase in spin-off related transaction expenses. As a percentage of net sales, selling, general, and administrative expenses increased from 21.5% for the three months ended March 31, 2017 to 25.9% for the three months ended March 31, 2018 primarily due to increased spin-off related transaction expenses.

For the three months ended March 31, 2018, the Company recorded net restructuring, impairment and other charges of $0.7 million, as compared to $3.8 million for the three months ended March 31, 2017. In 2018, these charges included $0.5 million of lease termination and other restructuring costs, $0.1 million of employee termination costs, and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate. In 2017, the Company incurred lease termination and other restructuring charges of $3.3 million of employee termination costs for 87 employees, $0.4 million of lease termination and other restructuring costs and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

Depreciation and amortization increased $0.2 million, or 2.0%, to $10.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  Depreciation and amortization included $3.4 million and $3.6 million of amortization of other intangible assets related to customer relationships, trade names and non-compete agreements for the three months ended March 31, 2018 and 2017, respectively.

Income from operations for the three months ended March 31, 2018 decreased $7.0 million, or 26.5%, to $19.4 million versus the three months ended March 31, 2017, due to an increase in spin-off related transaction expenses and lower sales volumes, partially offset by cost control initiatives and a decrease in restructuring, impairment and other charges.

	2018	2017	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$9.0	$11.1	$(2.1)	(18.9%)

Net interest expense decreased $2.1 million for the three months ended March 31, 2018 versus the same period in 2017, primarily due to a decrease in average outstanding debt.

	2018	2017	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$11.2	$16.1	$(4.9)	(30.4%)
Income tax expense	3.5	6.8	(3.3)	(48.5%)
Effective income tax rate	31.3%	42.2%

The effective income tax rate was 31.3% for the three months ended March 31, 2018 compared to 42.2% for the three months ended March 31, 2017. The decrease in the effective tax rate was primarily due to changes in U.S. corporate tax law pursuant to the enactment of the U.S. Federal Tax Cut and Jobs Act (“the Tax Act”) on December 22, 2017. Refer to Note 8, Income Taxes, to the Unaudited Condensed Consolidated Financial Statements for additional information on the impact of the Tax Act to the Company’s financial statements.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate.

U.S.

	Three Months Ended March 31,
	2018	2017
	(in millions, except percentages)
Net sales	$213.1	$230.4
Income from operations	26.4	37.0
Operating margin	12.4%	16.1%
Restructuring, impairment and other charges-net	0.7	2.5
Spin-off related transaction expenses	6.3	—

	Net Sales for the Three Months
	Ended March 31,
Reporting unit	2018	2017	$ Change	% Change
	(in millions, except percentages)
Capital Markets	$117.5	$119.1	$(1.6)	(1.3%)
Investment Markets	84.6	100.1	(15.5)	(15.5%)
Language Solutions and other	11.0	11.2	(0.2)	(1.8%)
Total U.S.	$213.1	$230.4	$(17.3)	(7.5%)

Net sales for the U.S. segment for the three months ended March 31, 2018 were $213.1 million, a decrease of $17.3 million, or 7.5%, compared to the three months ended March 31, 2017, including a $1.0 million, or 0.4%, increase due to the adoption of the new revenue recognition standard.  Net sales decreased due to lower mutual fund, capital markets compliance and transactions volumes, partially offset by higher virtual data room services volumes and the adoption of the new revenue recognition standard. An analysis of net sales by reporting unit follows:

•

Capital Markets: Sales decreased due to lower transactions and compliance volumes, partially offset by a $6.9 million increase due to the adoption of the new revenue recognition standard and higher volumes in virtual data room services.

•	Investment Markets: Sales decreased due to lower mutual fund print volumes and a $5.9 million decrease due to the adoption of the new revenue recognition standard.
•	Language Solutions and other: Sales decreased slightly due to lower volumes in commercial print.

U.S. segment income from operations decreased $10.6 million, or 28.6%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, due to increased spin-off related transaction expenses and lower volumes in mutual fund print, capital markets transactions and compliance, partially offset by cost control initiatives, lower restructuring, impairment and other charges and the impact from the adoption of the new revenue recognition standard.

Operating margins decreased from 16.1% for the three months ended March 31, 2017 to 12.4% for the three months ended March 31, 2018 of which 3.0 percentage points was due to an increase in spin-off related transaction expenses. Operating margins were also impacted by lower volumes, partially offset by cost control initiatives and lower restructuring, impairment and other charges which impacted margins by 0.8 percentage points.

International

	Three Months Ended March 31,
	2018	2017
	(in millions, except percentages)
Net sales	$42.1	$36.9
Income from operations	2.5	0.2
Operating margin	5.9%	0.5%
Restructuring, impairment and other charges-net	(0.1)	0.7

Net sales for the International segment for the three months ended March 31, 2018 were $42.1 million, an increase of $5.2 million, or 14.1%, compared to the three months ended March 31, 2017 including a $2.5 million, or 6.8%, increase due to changes in foreign exchange rates and a $0.6 million, or 1.6%, increase due to the adoption of the new revenue recognition standard. Net sales increased due to higher volumes in translations services, capital markets transactions and mutual funds.

International segment income from operations increased $2.3 million compared to the three months ended March 31, 2017, due to higher sales volume and lower restructuring, impairment and other charges.

Operating margins increased from 0.5% for the three months ended March 31, 2017 to 5.9% for the three months ended March 31, 2018 due to favorable sales mix and lower restructuring, impairment and other charges which impacted margins by 2.1 percentage points.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating expenses	$9.5	$10.8
Share-based compensation expense	1.8	1.1
Spin-off related transaction expenses	1.5	2.7
Restructuring, impairment and other charges-net	0.1	0.6
Acquisition-related expenses	0.2	—

Corporate operating expenses for the three months ended March 31, 2018 decreased $1.3 million versus the three months ended March 31, 2017, primarily due to lower spin-off related transaction expenses and restructuring, impairment and other charges, offset by an increase in share-based compensation expense.

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

•

Spin-off related transaction expenses. The Company has incurred expenses related to the Separation to operate as a standalone publicly traded company. These expenses include third-party consulting fees, information technology expenses, employee retention payments, legal fees and other costs related to the Separation, including system implementation expenses related to transitioning from transition services agreements with RRD and LSC. Management does not believe that these expenses are reflective of ongoing operating results. This adjustment does not include expenses incurred prior to the Separation.

A reconciliation of GAAP net earnings to Non-GAAP adjusted EBITDA for the three months ended March 31, 2018 and 2017 for these adjustments is presented in the following table:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net earnings	$7.7	$9.3
Restructuring, impairment and other charges—net	0.7	3.8
Share-based compensation expense	1.8	1.1
Spin-off related transaction expenses	7.8	2.7
Acquisition-related expenses	0.2	—
Depreciation and amortization	10.4	10.2
Interest expense—net	9.0	11.1
Investment and other income—net	(0.8)	(0.8)
Income tax expense	3.5	6.8
Non-GAAP adjusted EBITDA	$40.3	$44.2

2018 Restructuring, impairment and other charges—net. The three months ended March 31, 2018 included $0.5 million for lease termination and other restructuring costs, $0.1 million for employee termination costs and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

2017 Restructuring, impairment and other charges—net. The three months ended March 31, 2017 included $3.3 million for employee termination costs, $0.4 million of lease termination and other restructuring costs and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

Share-based compensation expense. Included pre-tax charges of $1.8 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively.

Spin-off related transaction expenses. Included pre-tax charges of $7.8 million and $2.7 million related to third-party consulting fees, information technology expenses, legal fees and other costs related to the Separation for the three months ended March 31, 2018, and 2017, respectively.

Acquisition-related expenses. Included pre-tax charges of $0.2 million primarily related to legal expenses for the three months ended March 31, 2018 associated with contemplated acquisitions.

Liquidity and Capital Resources

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

The following describes the Company’s cash flows for the three months ended March 31, 2018 and 2017.

Cash Flows Used For Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s services and products. Operating cash outflows are largely attributable to recurring expenditures for labor, rent, raw materials and other operating activities.

Net cash used in operating activities was $53.6 million for the three months ended March 31, 2018 compared to $38.2 million for the three months ended March 31, 2017. The increase in net cash used in operating activities reflected higher payments for incentive compensation costs, partially offset by lower payments related to interest.

Cash Flows Used For Investing Activities

Net cash used in investing activities was $6.4 million for the three months ended March 31, 2018 compared to $7.5 million for the three months ended March 31, 2017.  Capital expenditures were $6.4 million during the three months ended March 31, 2018, an increase of $2.1 million as compared to the three months ended March 31, 2017. The Company expects that capital expenditures for 2018 will be approximately $40.0 million to $45.0 million, compared to $27.8 million in 2017. For the three months ended March 31, 2017, cash used in investing activities included $3.4 million for the purchase of an investment in AuditBoard.

Cash Flows Provided By Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was $20.4 million compared to $21.6 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, the Company received $88.0 million of proceeds from revolving facility borrowings, offset by $68.0 million of payments on revolving facility borrowings. During the three months ended March 31, 2017, the Company received $20.0 million of net proceeds from revolving facility borrowings and $3.1 million in net transfers from RRD and its affiliates in connection with the Separation.

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

Liquidity

Cash and cash equivalents of $12.1 million at March 31, 2018 included $3.5 million in the U.S. and $8.6 million at international locations. The Company has not recognized deferred tax liabilities related to taxes on foreign earnings as foreign earnings are considered to be indefinitely reinvested. As a result of the transition tax that the Company will incur pursuant to the Tax Act, the Company now has the ability to repatriate to the U.S. parent the foreign cash associated with the foreign earnings subject to the transition tax, as these earnings have already been subject to U.S. federal taxes. The Company is currently analyzing its global working capital and cash requirements in order to determine the amount of excess cash at its foreign subsidiaries that can be repatriated to the U.S. with minimal additional taxes, but has not yet determined whether the Company plans to change its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences. Management regularly evaluates whether foreign earnings are expected to be indefinitely reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

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

The Company’s debt maturity schedule as of March 31, 2018 is shown in the table below:

	Debt Maturity Schedule
	Total	2018	2019	2020	2021	2022	Thereafter
Notes (a)	$300.0	$—	$—	$—	$—	$—	$300.0
Borrowings under the Term Loan Credit Facility (b)	170.0	—	—	2.5	10.0	10.0	147.5
Borrowings under the Revolving Facility	20.0	—	—	—	20.0	—	—
Total	$490.0	$—	$—	$2.5	$30.0	$10.0	$447.5

(a)	Excludes unamortized debt issuance costs of $5.5 million which do not represent contractual commitments with a fixed amount or maturity date.
(b)	Excludes unamortized debt issuance costs of $4.4 million and a discount of $1.3 million which do not represent contractual commitments with a fixed amount or maturity date.

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

As of March 31, 2018, there was $20.0 million of outstanding borrowings under the Revolving Facility. Based on the Company’s results of operations for the three months ended March 31, 2018 and existing debt, the Company would have had the ability to utilize $199.8 million of the $300.0 million Revolving Facility and not have been in violation of the terms of the agreement. The current availability under the Revolving Facility and net available liquidity as of March 31, 2018 is shown in the table below:

March 31, 2018
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	80.2
$219.8
Usage
Borrowings under the Revolving Facility	20.0
Impact on availability related to outstanding letters of credit	—
$20.0

Current availability at March 31, 2018	$199.8
Cash	12.1
Net Available Liquidity	$211.9

The Company was in compliance with its debt covenants as of March 31, 2018, and expects to remain in compliance based on management’s estimates of operating and financial results for 2018 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of March 31, 2018, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of March 31, 2018, the Revolving Facility is supported by seventeen U.S. and international financial institutions.

As of March 31, 2018, the Company had $4.5 million in outstanding letters of credit and bank guarantees, of which none reduced the availability under the Revolving Facility.

Debt Issuances

The Company’s 8.250% Senior Notes (the “Notes”) were issued pursuant to an indenture where certain wholly-owned domestic subsidiaries of the Company guarantee the Notes (the “Guarantors”).  In connection with the offering of the Notes, the Company entered into a registration rights agreement, dated as of September 30, 2016 (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC with respect to an offer to exchange the Notes for registered notes. On March 10, 2017, the Company filed a Registration Statement on Form S-4 (as amended, the “Exchange Offer Registration Statement”) to offer to exchange the Notes for registered notes which have terms identical in all material respects to the Notes except that the registered notes are not subject to transfer restrictions or registration rights. The Exchange Offer Registration Statement was declared effective by the SEC on March 22, 2017. An exchange offer for the Notes was launched on March 22, 2017 and settled on April 25, 2017, resulting in the exchange of $299.9 million aggregate principal amount of outstanding Notes for registered notes.

Risk Management

The Company is exposed to interest rate risk on its variable debt. At March 31, 2018, the Company’s exposure to rate fluctuations on variable-interest borrowings was $190.0 million.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows. A hypothetical 10% change in yield would change the fair values of fixed-rate debt at March 31, 2018 by approximately $11.1 million, or 3.7%.

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

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 15, Commitments and Contingencies, to the Unaudited Condensed and Consolidated Financial Statements.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s consolidated financial statements are described in Note 17, New Accounting Pronouncements, to the Unaudited Condensed Consolidated Financial Statements.

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

Forward-looking statements are not guarantees of performance. These forward-looking statements are subject to a number of important factors, including those factors discussed in detail in “Item 1A: Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

•	the volatility of the global economy and financial markets, and its impact on transactional volume;
•	failure to offer high quality customer support and services;
•	the retention of existing, and continued attraction of additional clients and key employees;
•	the growth of new technologies with which we may be able to adequately compete;
•	our inability to maintain client referrals;
•	vulnerability to adverse events as a result of becoming a stand-alone company following the Separation from RRD, including the inability to obtain as favorable of terms from third-party vendors;
•	the competitive market for our products and industry fragmentation affecting our prices;
•	the ability to gain client acceptance of our new products and technologies;
•	delay in market acceptance of our products and services due to undetected errors or failures found in our products and services;
•	failure to maintain the confidentiality, integrity and availability of our systems, software and solutions;
•	failure to properly use and protect client and employee information and data;
•	the effect of a material breach of security or other performance issues of any of our or our vendors’ systems;
•	factors that affect client demand, including changes in economic conditions, national or international regulations and clients’ budgetary constraints;

•	our ability to access debt and the capital markets due to adverse credit market conditions;
•	the effect of increasing costs of providing healthcare and other benefits to our employees;
•	the impact of the U.S. Tax Cuts and Jobs Act;
•	changes in the availability or costs of key materials (such as ink and paper) or in prices received for the sale of by-products;
•	failure to protect our proprietary technology;
•	failure to successfully integrate acquired businesses into our business;
•	availability to maintain our brands and reputation;
•	the retention of existing, and continued attraction of, key employees, including management;
•	the effects of operating in international markets, including fluctuations in currency exchange rates;
•	the effect of economic and political conditions on a regional, national or international basis;
•	lack of market for our common stock;
•	lack of history as an operating company and costs associated with being an independent company;
•	failure to achieve certain intended benefits of the Separation; and
•	failure of RRD or LSC to satisfy their respective obligations under transition services agreements or other agreements entered into in connection with the Separation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 2 of Part I under “Risk Management.” There have been no significant changes to the Company’s market risk since December 31, 2017. For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 28, 2018.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2018. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

(b)	Changes in internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 15, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 28, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	—	$—	—	$—
February 1, 2018 - February 28, 2018	—	—	—	$—
March 1, 2018 - March 31, 2018	45,054	17.65	—	$—
Total	45,054	$17.65	—

(a)	Shares withheld for tax liabilities upon vesting of equity awards

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

2.1

Separation and Distribution Agreement, dated as of September 14, 2016, by and among R. R. Donnelley & Sons Company, LSC Communications, Inc. and Donnelley Financial Solutions, Inc. (the “Separation Agreement”) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.2

Transition Services Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.3

Transition Services Agreement, dated as of September 14, 2016, between LSC Communications, Inc. and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.4

Tax Disaffiliation Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.5

Patent Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.6

Trademark Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.7

Data Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

2.8

Software, Copyright and Trade Secret Assignment and License Agreement, dated as of September 27, 2016, between Donnelley Financial, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.1

Stockholder and Registration Rights Agreement, dated as of September 14, 2016, between Donnelley Financial Solutions, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.2

Indenture, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.3

Registration Rights Agreement, dated as of September 30, 2016, by and among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and MUFG Securities Americas Inc., as Representatives (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

10.1

Credit Agreement, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.2

Amendment No. 1 to Credit Agreement, dated as of October 2, 2017, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2017, filed on November 2, 2017)

10.3

2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.4

Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2017, filed on May 23, 2017)*

10.5

Donnelley Financial Solutions, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K dated December 31, 2017, filed on February 28, 2018)*

10.6

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to R.R Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.7

Donnelley Financial Solutions, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.8

Donnelley Financial Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.9	Donnelley Financial Solutions, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.10

Letter Agreement to Employment Agreement, dated as of April 20, 2018, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 10, 2018, filed on April 16, 2018)*

10.11

Amended and Restated Employment Agreement, dated as of July 13, 2017, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 13, 2017, filed on July 14, 2017)*

10.12

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and Thomas F. Juhase (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.13

Waiver of Severance Benefits, dated as of June 1, 2017, by and between Thomas F. Juhase and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.14

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and David A. Gardella (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.15

Waiver of Severance Benefits, dated as of June 1, 2017, by and between David A. Gardella and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.16

Assignment of Severance Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and Jennifer B. Reiners (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.17

Waiver of Severance Benefits, dated as of June 1, 2017, by and between Jennifer B. Reiners and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.18

Written Description of the 2016 Annual Incentive Plan of the Company with respect to the period from October 1, 2016 to December 31, 2016 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.19	Donnelley Financial Solutions Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 2, 2018, filed on March 13, 2018)*

10.20	Form of Founders Award (Restricted Stock) Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.21	Form of Performance Restricted Stock Award Agreement (for 2017) (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.22

Form of Amendment to Performance Restricted Stock Award Agreement (for 2017) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.23	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated December 31, 2017, filed on February 28, 2018)*

10.24	Form of Performance Share Unit Award Agreement (for 2017) (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.25	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.26	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.27

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

10.29

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

10.33

Agreement regarding title and retention bonus  for Thomas Juhase dated March 21, 2016 converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.34	Form of Director Restricted Stock Unit Award (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

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

10.37

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

10.39

Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement  (incorporated by reference to Exhibit 10.23 to the R.R. Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.40	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2016, filed on November 9, 2016)

14.1

Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K dated December 31, 2017, filed on February 28, 2018)

31.1	Certification by Daniel N. Leib, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by David A. Gardella, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONNELLEY FINANCIAL SOLUTIONS, INC.

By:	/s/ DAVID A. GARDELLA
David A. Gardella
Executive Vice President and Chief Financial Officer

Date: May 2, 2018