Form 10-Q
period 2018-06-30
Donnelley Financial Solutions, Inc.
filed 2018-08-02
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes  ☐    No  ☒

As of July 27, 2018, 34.0 million shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2018 and 2017

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Services net sales	$187.9	$177.1	$347.4	$331.1
Products net sales	102.7	113.1	198.4	226.4
Total net sales	290.6	290.2	545.8	557.5
Services cost of sales (exclusive of depreciation and amortization)	92.0	80.8	177.9	158.5
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	—	9.6	—	19.5
Products cost of sales (exclusive of depreciation and amortization)	73.6	68.8	146.3	131.8
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	—	13.5	—	32.3
Total cost of sales	165.6	172.7	324.2	342.1
Selling, general and administrative expenses (exclusive of depreciation and amortization)	75.1	61.4	141.2	118.9
Restructuring, impairment and other charges-net	2.6	3.2	3.3	7.0
Depreciation and amortization	11.1	10.9	21.5	21.1
Income from operations	36.2	42.0	55.6	68.4
Interest expense-net	9.8	11.0	18.8	22.1
Investment and other income-net	(0.8)	(0.9)	(1.6)	(1.7)
Earnings before income taxes	27.2	31.9	38.4	48.0
Income tax expense	8.3	13.1	11.8	19.9
Net earnings	$18.9	$18.8	$26.6	$28.1

Net earnings per share (Note 11):
Basic net earnings per share	0.56	0.57	0.79	0.86
Diluted net earnings per share	0.56	0.57	0.78	0.86
Weighted average number of common shares outstanding
Basic	33.8	32.7	33.7	32.6
Diluted	34.0	32.9	33.9	32.8

*Beginning in the quarter ended June 30, 2017, LSC Communications (“LSC”) no longer qualified as a related party, therefore the amounts disclosed related to LSC are presented through March 31, 2017 only. Beginning in the quarter ended September 30, 2017, R.R. Donnelley & Sons Company (“RRD”) no longer qualified as a related party, therefore the amounts disclosed related to RRD are presented through June 30, 2017 only.

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2018 and 2017

(in millions)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net earnings	$18.9	$18.8	$26.6	$28.1

Other comprehensive (loss) income, net of tax:
Translation adjustments	(3.4)	2.3	(2.7)	2.4
Adjustment for net periodic pension and other postretirement benefits plan cost	0.5	0.3	1.0	0.7
Other comprehensive (loss) income, net of tax	(2.9)	2.6	(1.7)	3.1
Comprehensive income	$16.0	$21.4	$24.9	$31.2

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated Balance Sheets

As of June 30, 2018 and December 31, 2017

(in millions, except per share data)

(UNAUDITED)

	June 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$11.8	$52.0
Receivables, less allowances for doubtful accounts of $8.5 in 2018 (2017 - $7.3)	251.3	165.2
Inventories	16.3	23.3
Prepaid expenses and other current assets	16.4	29.6
Assets held for sale	32.8	—
Total current assets	328.6	270.1
Property, plant and equipment-net	31.6	34.7
Goodwill	437.4	447.4
Other intangible assets-net	32.7	39.9
Software-net	43.2	41.1
Deferred income taxes	19.2	22.2
Other noncurrent assets	36.5	38.1
Total assets	$929.2	$893.5
LIABILITIES
Accounts payable	$77.1	$67.8
Accrued liabilities	95.2	119.2
Liabilities held for sale	7.1	—
Total current liabilities	179.4	187.0
Long-term debt (Note 14)	486.3	458.3
Deferred compensation liabilities	22.1	22.8
Pension and other postretirement benefits plan liabilities	49.3	52.5
Other noncurrent liabilities	11.3	23.5
Total liabilities	748.4	744.1
Commitments and Contingencies (Note 15)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued: 34.1 shares in 2018 (2017 - 33.8 shares)	0.3	0.3
Treasury stock, at cost: 0.1 shares in 2018 (2017 - less than 0.1 shares)	(1.7)	(0.9)
Additional paid-in-capital	212.1	205.7
Retained earnings	36.4	8.9
Accumulated other comprehensive loss	(66.3)	(64.6)
Total equity	180.8	149.4
Total liabilities and equity	$929.2	$893.5

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017

(in millions)

(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
OPERATING ACTIVITIES
Net earnings	$26.6	$28.1
Adjustments to reconcile net earnings to net cash used in operating activities:
Impairment charges	—	0.2
Depreciation and amortization	21.5	21.1
Provision for doubtful accounts receivable	3.5	3.6
Share-based compensation	5.1	3.5
Deferred income taxes	1.7	(3.2)
Net pension plan income	(1.6)	(1.7)
Other	1.7	1.2
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable - net	(102.1)	(89.6)
Inventories	(4.8)	(1.9)
Prepaid expenses and other current assets	0.8	(1.3)
Accounts payable	13.3	(2.3)
Income taxes payable and receivable	3.9	8.8
Accrued liabilities and other	(18.3)	(4.4)
Pension and other postretirement benefits plan contributions	(1.5)	(1.5)
Net cash used in operating activities	(50.2)	(39.4)
INVESTING ACTIVITIES
Capital expenditures	(15.6)	(12.0)
Purchase of investment	—	(3.4)
Other investing activities	—	0.2
Net cash used in investing activities	(15.6)	(15.2)
FINANCING ACTIVITIES
Revolving facility borrowings	206.5	174.0
Payments on revolving facility borrowings	(179.5)	(169.0)
Payments on current maturities and long-term debt	—	(68.0)
Debt issuance costs	—	(1.5)
Separation-related payment from R.R. Donnelley	—	68.0
Proceeds from the issuance of common stock	1.2	18.8
Net transfers related to the Separation	—	3.0
Net change in short-term debt	—	1.0
Treasury share repurchases	(0.8)	—
Net cash provided by financing activities	27.4	26.3
Effect of exchange rate on cash and cash equivalents	(1.8)	0.2
Net decrease in cash and cash equivalents	(40.2)	(28.1)
Cash and cash equivalents at beginning of year	52.0	36.2
Cash and cash equivalents at end of period	$11.8	8.1

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 1. Overview and Basis of Presentation

Description of Business

Donnelley Financial Solutions, Inc. (the “Company” or “Donnelley Financial”) is a financial communications services company that supports global capital markets compliance and transaction needs for its corporate clients and their advisors (such as law firms and investment bankers) and global investment markets compliance and analytics needs for mutual fund companies, variable annuity providers and broker/dealers. With proprietary technology such as data storage and workflow collaboration tools, deep subject matter expertise and a global footprint, Donnelley Financial produces, manages, stores, distributes and translates documents and electronic communications in order to deliver timely financial communications to investors and documents in a manner that complies with regulatory commissions.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Donnelley Financial and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial data presented herein should be read in conjunction with the audited consolidated and combined financial statements and accompanying notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Results of interim periods should not be considered indicative of the results for the full year. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

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

Revenue is recognized upon transfer of control of promised services or products to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services or products. The Company’s arrangements with customers often include promises to transfer multiple services or products to a customer. Determining whether services and products are considered distinct performance obligations that should be accounted for separately requires significant judgment. Certain customer arrangements have multiple performance obligations as certain promises are both capable of being distinct and are distinct within the context of the contract.  Other customer arrangements have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts, and therefore are not distinct.

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

The impact of the adoption of ASU 2014-09 on the Company’s condensed consolidated statement of operations for the three months and six months ended June 30, 2018 and condensed consolidated balance sheet as of June 30, 2018 was as follows:

	Three Months Ended June 30, 2018
	Previous Revenue Standard	Adoption of ASU 2014-09	As Reported

Services net sales	$188.9	$(1.0)	$187.9
Products net sales	101.6	1.1	102.7
Total net sales	290.5	0.1	290.6

Services cost of sales (exclusive of depreciation and amortization)	92.0	—	92.0
Products costs of sales (exclusive of depreciation and amortization)	70.9	2.7	73.6
Total cost of sales	162.9	2.7	165.6

Selling, general and administrative expenses (exclusive of depreciation and amortization)	75.4	(0.3)	75.1
Income tax expense (benefit)	9.0	(0.7)	8.3
Net earnings	$20.5	$(1.6)	$18.9

Earnings per share
Basic	0.61	(0.05)	0.56
Diluted	0.61	(0.05)	0.56

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

	Six Months Ended June 30, 2018
	Previous Revenue Standard	Adoption of ASU 2014-09	As Reported

Services net sales	$345.8	$1.6	$347.4
Products net sales	198.3	0.1	198.4
Total net sales	544.1	1.7	545.8

Services cost of sales (exclusive of depreciation and amortization)	177.5	0.4	177.9
Products costs of sales (exclusive of depreciation and amortization)	145.0	1.3	146.3
Total cost of sales	322.5	1.7	324.2

Selling, general and administrative expenses (exclusive of depreciation and amortization)	141.2	—	141.2
Income tax expense	11.8	—	11.8
Net earnings	$26.6	$—	$26.6

Earnings per share
Basic	0.79	—	0.79
Diluted	0.78	—	0.78

	June 30, 2018
	Previous Revenue Standard	Adoption of ASU 2014-09	As Reported
Assets
Receivables, less allowances for doubtful accounts	$242.6	8.7	$251.3
Inventories	28.4	(12.1)	16.3
Deferred income taxes	19.7	(0.5)	19.2
Total assets	933.1	(3.9)	929.2

Liabilities
Accrued liabilities	100.0	(4.8)	95.2
Equity
Retained earnings	35.5	0.9	36.4

Total liabilities and equity	$933.1	(3.9)	$929.2

Disaggregation of revenue

The following tables disaggregates revenue by reporting unit and timing of revenue recognition for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
	Point in time	Over time	Total
U.S.
Capital Markets	$120.5	$24.1	$144.6
Investment Markets	73.9	13.4	87.3
Language Solutions and other	10.6	—	10.6
Total U.S.	205.0	37.5	242.5
International	43.3	4.8	48.1
Total net sales	$248.3	$42.3	$290.6

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

	Six Months Ended June 30, 2018
	Point in time	Over time	Total
U.S.
Capital Markets	$214.0	$48.1	$262.1
Investment Markets	145.0	26.9	171.9
Language Solutions and other	21.6	—	21.6
Total U.S.	380.6	75.0	455.6
International	81.2	9.0	90.2
Total net sales	$461.8	$84.0	$545.8

Contract Balances

Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. Contract assets were $9.0  million at both June 30, 2018 and January 1, 2018. Generally, the contract assets balance is impacted by the recognition of additional contract assets, offset by amounts invoiced to customers. For the six months ended June 30, 2018, final amounts invoiced to customers exceeded estimates of standalone selling price as of January 1, 2018 for the related arrangements by approximately $0.7 million. Contract assets are included in accounts receivable on the condensed consolidated balance sheet.

Contract liabilities consist of deferred revenue and progress billings which are included in accrued liabilities on the condensed consolidated balance sheet. Changes in contract liabilities were as follows:

Balance at January 1, 2018	$14.2
Deferral of revenue	22.8
Revenue recognized	(23.8)
Reclassified to liabilities held for sale	(1.7)
Balance at June 30, 2018	$11.5

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 3. Disposition

On July 16, 2018, the Company announced that it had entered into a definitive agreement to divest its Language Solutions business, which helps companies adapt their business content into different languages for specific countries, markets and regions, for $77.5 million in cash.  The transaction subsequently closed on July 22, 2018.

Language Solutions' operating results are included within the Language Solutions and Other reporting unit within the U.S. segment as well as the International segment. As of June 30, 2018, the net assets and liabilities expected to be included in the divestiture were classified as held for sale. The assets held for sale are presented in current assets held for sale in the condensed consolidated balance sheet and the liabilities held for sale are presented in current liabilities held for sale in the condensed consolidated balance sheet.

The following table presents the aggregate carrying amount of the major classes of assets and liabilities related to the assets and liabilities held for sale as of June 30, 2018:

Assets
Receivables, less allowances for doubtful accounts	$20.2
Inventories	1.0
Prepaid expenses and other current assets	0.2
Property, plant and equipment-net	0.7
Goodwill	9.3
Other noncurrent assets	1.4
Total assets	$32.8

Liabilities
Accounts payable	$2.8
Accrued liabilities	4.0
Other noncurrent liabilities	0.3
Total liabilities	$7.1

Note 4. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Raw materials and manufacturing supplies	$4.6	$3.3
Work in process	11.7	13.7
Finished goods	—	6.3
Total	$16.3	$23.3

Note 5. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Land	$10.0	$10.0
Buildings	36.0	36.1
Machinery and equipment	103.9	104.0
	149.9	150.1
Less: Accumulated depreciation	(118.3)	(115.4)
Total	$31.6	$34.7

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Depreciation expense was $1.9 million and $1.8 million for the three months ended June 30, 2018 and 2017, respectively, and $3.8 million and $3.1 million for the six months ended June 30, 2018 and 2017, respectively.

Note 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2018 were as follows:

	U.S.	International	Total
Net book value as of December 31, 2017	$429.2	$18.2	$447.4
Reclassified to assets held for sale	(3.5)	(5.8)	(9.3)
Foreign exchange and other adjustments	—	(0.7)	(0.7)
Net book value as of June 30, 2018	$425.7	$11.7	$437.4

The components of other intangible assets at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$139.3	$(106.6)	$32.7	$140.6	$(100.7)	$39.9
Trade names	2.9	(2.9)	—	2.9	(2.9)	—
Total other intangible assets	$142.2	$(109.5)	$32.7	$143.5	$(103.6)	$39.9

  Amortization expense for other intangible assets was $3.5 million and $3.5 million for the three months ended June 30, 2018 and 2017, respectively, and $6.9 million and $7.1 million for the six months ended June 30, 2018 and 2017, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of June 30, 2018:

For the year ending December 31,	Amount
2018	$13.7
2019	13.7
2020	12.2
2021	—
2022	—
2023 and thereafter	—
Total	$39.6

Note 7. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges recognized in Results of Operations

For the three months ended June 30, 2018 and 2017, the Company recorded the following net restructuring, impairment and other charges:

Three Months Ended	Employee	Other Restructuring	Total Restructuring
June 30, 2018	Terminations	Charges	Charges	Total
U.S.	$0.4	$0.2	$0.6	$0.6
International	1.9	—	1.9	1.9
Corporate	0.1	—	0.1	0.1
Total	$2.4	$0.2	$2.6	$2.6

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Three Months Ended	Employee	Other Restructuring	Total Restructuring
June 30, 2017	Terminations	Charges	Charges	Impairment	Total
U.S.	$1.0	$1.5	$2.5	$0.2	$2.7
International	0.5	—	0.5	—	0.5
Corporate	—	—	—	—	—
Total	$1.5	$1.5	$3.0	$0.2	$3.2

For the six months ended June 30, 2018 and 2017, the Company recorded the following net restructuring, impairment and other charges:

Six Months Ended	Employee	Other Restructuring	Total Restructuring	Other
June 30, 2018	Terminations	Charges	Charges	Charges	Total
U.S.	$0.5	$0.7	$1.2	$0.1	$1.3
International	1.8	—	1.8	—	1.8
Corporate	0.2	—	0.2	—	0.2
Total	$2.5	$0.7	$3.2	$0.1	$3.3

Six Months Ended	Employee	Other Restructuring	Total Restructuring		Other
June 30, 2017	Terminations	Charges	Charges	Impairment	Charges	Total
U.S.	$3.0	$1.9	$4.9	$0.2	$0.1	$5.2
International	1.2	—	1.2	—	—	1.2
Corporate	0.6	—	0.6	—	—	0.6
Total	$4.8	$1.9	$6.7	$0.2	$0.1	$7.0

Restructuring and Impairment Charges

For the three and six months ended June 30, 2018, the Company recorded net restructuring charges of $2.4 million and $2.5 million, respectively, for employee termination costs for 47 employees, substantially all of whom were terminated as of June 30, 2018. These charges primarily related to the reorganization of certain operations. Additionally, the Company incurred net lease termination and other restructuring charges of $0.2 million and $0.7 million, respectively, for the three and six months ended June 30, 2018.

For the three and six months ended June 30, 2017, the Company recorded net restructuring charges of $1.5 million and $4.8 million, respectively, for employee termination costs for 148 employees, all of whom were terminated as of June 30, 2018. These charges primarily related to the reorganization of certain operations. Additionally, the Company incurred net lease termination and other restructuring charges of $1.5 million and $1.9 million, respectively, for the three and six months ended June 30, 2017.  For the three and six months ended June 30, 2017, the Company also recorded $0.2 million of net impairment charges primarily related to leasehold improvements associated with facility closures.

Restructuring Reserve

The restructuring reserve as of December 31, 2017 and June 30, 2018, and changes during the six months ended June 30, 2018, were as follows:

	December 31,	Restructuring		Cash	June 30,
	2017	Charges	Reversals	Paid	2018
Employee terminations	$1.3	$2.7	$(0.2)	$(1.6)	$2.2
Lease terminations and other	2.1	0.7	—	(1.0)	1.8
Total	$3.4	$3.4	$(0.2)	$(2.6)	$4.0

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

The current portion of restructuring reserves of $3.4 million at June 30, 2018 was included in accrued liabilities, while the long-term portion of $0.6 million, primarily related to lease termination costs, was included in other noncurrent liabilities at June 30, 2018.

The Company anticipates that payments associated with the employee terminations reflected in the table above will be substantially completed by December 31, 2018.

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

Note 8. Retirement Plans

The components of the estimated net pension plan income for Donnelley Financial’s pension plans for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Pension expense (income)
Interest cost	$2.5	$2.6	$5.1	$5.3
Expected return on assets	(4.0)	(4.0)	(8.0)	(8.0)
Amortization, net	0.7	0.5	1.3	1.0
Net pension income	$(0.8)	$(0.9)	$(1.6)	$(1.7)

During the first quarter of 2018, the Company adopted Accounting Standards Update No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires an employer to report the service cost component of net periodic benefit cost in the same line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are presented in the income statement separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. ASU 2017-07 was adopted on a retrospective basis. The adoption of ASU 2017-07 resulted in the presentation of net pension income within investment and other income in the condensed consolidated statement of operations instead of selling, general and administrative expenses. Prior period net pension income was also reclassified.

Note 9. Income Taxes

The Company’s provision for income taxes for the three and six months ended June 30, 2018 and 2017 is based on the estimated annual effective tax rate, plus discrete items. The following table presents the provision for income taxes and the effective income tax rates for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$27.2	$31.9	$(4.7)	(14.7%)
Income tax expense	8.3	13.1	(4.8)	(36.6%)
Effective income tax rate	30.5%	41.1%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$38.4	$48.0	$(9.6)	(20.0%)
Income tax expense	11.8	19.9	(8.1)	(40.7%)
Effective income tax rate	30.7%	41.5%

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Cash payments (net of refunds) for U.S. federal, states and foreign income taxes were $3.9 million and $11.6 million for the three months ended June 30, 2018 and 2017, respectively, and $6.1 million and $12.9 million for the six months ended June 30, 2018 and 2017, respectively.

The decrease in the effective income tax rate to 30.7% for the six months ended June 30, 2018 compared to 41.5% for the six months ended June 30, 2017 was primarily due to changes in U.S. corporate tax law pursuant to the enactment of the U.S. Federal Tax Cut and Jobs Act (“the Tax Act”) on December 22, 2017. The Tax Act, among other items, reduced the corporate income tax rate from a maximum 35% to a flat 21% rate, broadened the tax base and created a territorial tax system.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the tax effects and recorded provisional amounts in its consolidated financial statements for the year ended December 31, 2017. Staff Accounting Bulletin No. 118 (“SAB 118”) provided a measurement period of one year from the Tax Act enactment date for companies to complete their accounting for the enactment-date effects of the Tax Act that were considered provisional estimates at December 31, 2017. During the first quarter of 2018, the Company recognized a measurement-period adjustment of $0.4 million to decrease the transition tax liability with a corresponding $0.4 million state income tax benefit related to the one-time transition tax on foreign subsidiaries’ untaxed accumulated earnings (“the deemed repatriation tax”). The Company is continuing to gather and review additional information needed to complete the accounting for the tax effects of the Tax Act. As a result, the Company has not made any additional measurement-period adjustments during the three months ended June 30, 2018 with respect to the deemed repatriation tax, re-measurement of deferred tax assets and liabilities or indefinite reinvestment assertion. The Company will complete its accounting for these items within the prescribed measurement period.

Note 10. Equity

The Company’s equity as of December 31, 2017 and June 30, 2018, and changes during the six months ended June 30, 2018, were as follows:

Total
Equity
Balance at December 31, 2017	$149.4
Net earnings	26.6
Other comprehensive income	(1.7)
Adoption of ASU 2014-09	0.9
Share-based compensation	5.1
Issuance of share-based awards, net of withholdings and other	0.5
Balance at June 30, 2018	$180.8

The Company’s equity as of December 31, 2016 and June 30, 2017, and changes during the six months ended June 30, 2017, were as follows:

Total
Equity
Balance at December 31, 2016	$111.1
Net earnings	28.1
Other comprehensive income	3.1
Separation-related adjustments	3.0
Share-based compensation	3.5
Issuance of common stock	18.8
Issuance of share-based awards, net of withholdings and other	(1.0)
Balance at June 30, 2017	$166.6

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

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net earnings per share:
Basic	$0.56	$0.57	$0.79	$0.86
Diluted	$0.56	$0.57	$0.78	$0.86
Numerator:
Net earnings	$18.9	$18.8	$26.6	$28.1
Denominator:
Weighted average number of common shares outstanding	33.8	32.7	33.7	32.6
Dilutive awards	0.2	0.2	0.2	0.2
Diluted weighted average number of common shares outstanding	34.0	32.9	33.9	32.8
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	0.2	—	0.4	0.1
Stock options	0.6	0.4	0.6	0.3
Total	0.8	0.4	1.0	0.4

Note 12. Comprehensive Income

The components of other comprehensive (loss) income and income tax expense allocated to each component for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$(3.4)	$—	$(3.4)	$(2.7)	$—	$(2.7)
Adjustment for net periodic pension plan and other postretirement benefits plan cost	0.7	0.2	0.5	1.3	0.3	1.0
Other comprehensive (loss) income	$(2.7)	$0.2	$(2.9)	$(1.4)	$0.3	$(1.7)

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$2.3	$—	$2.3	$2.4	$—	$2.4
Adjustment for net periodic pension plan and other postretirement benefits plan cost	0.5	0.2	0.3	1.0	0.3	0.7
Other comprehensive income	$2.8	$0.2	$2.6	$3.4	$0.3	$3.1

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Accumulated other comprehensive loss by component as of December 31, 2017 and June 30, 2018 were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2017	$(52.9)	$(11.7)	$(64.6)
Other comprehensive income before reclassifications	—	(2.7)	(2.7)
Amounts reclassified from accumulated other comprehensive loss	1.0	—	1.0
Net change in accumulated other comprehensive loss	1.0	(2.7)	(1.7)
Balance at June 30, 2018	$(51.9)	$(14.4)	$(66.3)

Accumulated other comprehensive loss by component as of December 31, 2016 and June 30, 2017 were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2016	$(52.2)	$(16.1)	$(68.3)
Other comprehensive income before reclassifications	—	2.4	2.4
Amounts reclassified from accumulated other comprehensive loss	0.7	—	0.7
Net change in accumulated other comprehensive loss	0.7	2.4	3.1
Balance at June 30, 2017	$(51.5)	$(13.7)	$(65.2)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended		Classification in the Condensed
	June 30,		June 30,		Consolidated
	2018	2017	2018	2017	Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial income (loss)	$0.7	$0.5	$1.3	$1.0	(a)
Reclassifications before tax	0.7	0.5	1.3	1.0
Income tax expense	0.2	0.2	0.3	0.3
Reclassifications, net of tax	$0.5	$0.3	$1.0	$0.7

(a)

This accumulated other comprehensive loss component is included in the calculation of net periodic pension and other postretirement benefits plan income recognized in investment and other income in the unaudited condensed consolidated statements of operations (see Note 8, Retirement Plans).

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

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported within the consolidated financial statements.

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended June 30, 2018
U.S.	$246.2	$(3.7)	$242.5	$46.9	$9.5	$8.3
International	48.5	(0.4)	48.1	1.6	1.4	0.8
Total operating segments	294.7	(4.1)	290.6	48.5	10.9	9.1
Corporate	—	—	—	(12.3)	0.2	0.1
Total operations	$294.7	$(4.1)	$290.6	$36.2	$11.1	$9.2

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended June 30, 2017
U.S.	$244.0	$(2.3)	$241.7	$48.1	$9.5	$6.5
International	50.4	(1.9)	48.5	5.9	1.4	0.3
Total operating segments	294.4	(4.2)	290.2	54.0	10.9	6.8
Corporate	—	—	—	(12.0)	—	0.9
Total operations	$294.4	$(4.2)	$290.2	$42.0	$10.9	$7.7

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Six Months Ended June 30, 2018
U.S.	$460.8	$(5.2)	$455.6	$73.3	$726.5	$18.4	$14.4
International	91.2	(1.0)	90.2	4.1	102.9	2.8	0.9
Total operating segments	552.0	(6.2)	545.8	77.4	829.4	21.2	15.3
Corporate	—	—	—	(21.8)	99.8	0.3	0.3
Total operations	$552.0	$(6.2)	$545.8	$55.6	$929.2	$21.5	$15.6

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Six Months Ended June 30, 2017
U.S.	$476.9	$(4.8)	$472.1	$85.1	$750.1	$18.3	$10.4
International	87.7	(2.3)	85.4	6.1	104.1	2.8	0.7
Total operating segments	564.6	(7.1)	557.5	91.2	854.2	21.1	11.1
Corporate	—	—	—	(22.8)	114.2	—	0.9
Total operations	$564.6	$(7.1)	$557.5	$68.4	$968.4	$21.1	$12.0

Note 14. Debt

The Company’s debt as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
8.25% senior notes due October 15, 2024	$300.0	$300.0
Term Loan Credit Facility	168.7	168.6
Borrowings under the Revolving Facility	27.0	—
Unamortized debt issuance costs	(9.4)	(10.3)
Total debt	486.3	458.3
Less: current portion	—	—
Long-term debt	$486.3	$458.3

The fair value of the senior notes, which was determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s senior notes was $314.4 million and $321.5 million at June 30, 2018 and December 31, 2017, respectively.

The Company has a Credit Agreement (“the Credit Agreement”) which provides for a $350.0  million senior secured term loan B facility (the “Term Loan Credit Facility”) and a $300.0  million senior secured revolving credit facility (the “Revolving Facility”, and, together with the Term Loan Credit Facility, the “Credit Facilities”). The Credit Agreement contains a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $15.0 million in the aggregate. As of June 30, 2018, there was $27.0  million in outstanding borrowings under the Revolving Facility.

The weighted average interest rate on borrowings under the Revolving Facility was 4.5% and 4.2% at June 30, 2018 and 2017, respectively.

Interest paid was $17.8 million and $20.7 million for the six months ended June 30, 2018 and 2017, respectively.

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

On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common. RRD retained approximately 0.1 million shares of the Company’s common stock which RRD sold on August 4, 2017. Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party and the amounts disclosed related to RRD are presented through June 30, 2017 only.

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

In March 2017, the FASB issued ASU 2017-07, which the Company adopted retrospectively in the first quarter of 2018. Refer to Note 8, Retirement Plans, for further information.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. For lessors, ASU 2016-02 also modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and is effective in the first quarter of 2019. In July 2018, the FASB issued Accounting Standards Update 2018-11 (“ASU 2018-11”), which provides an optional transition method to apply ASU 2016-02 in the period of adoption and recognize a cumulative-effect opening transition adjustment to retained earnings, without applying the standard to comparative periods. ASU 2018-11 also provides lessors with a practical expedient to account for lease and associated non-lease components as a single component when certain criteria are met.

Early adoption of ASU 2016-02 is permitted; however, the Company will adopt the standard in the first quarter of 2019 and plans to apply the optional transition method upon adoption.

The Company is in the process of reviewing its existing lease portfolio, which is primarily comprised of real estate leases, to evaluate the impact of ASU 2016-02 on the consolidated financial statements. The Company currently expects to recognize a lease liability and corresponding right-of-use asset for substantially all operating lease agreements, which will have a significant impact on the Company’s consolidated balance sheet. The Company currently plans to elect the optional package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and therefore, does not expect the adoption of ASU 2016-02 to have a significant impact on the consolidated statement of operations for existing operating leases. The ultimate impact of the standard will depend on the Company’s lease portfolio at the date of adoption. Additionally, the Company is evaluating the processes and internal controls needed to support the changes resulting from the new lease accounting standard.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 18. Guarantor Financial Information

As described in Note 14, Debt, on September 30, 2016, the Company issued the Notes. The Guarantors of the Notes, Donnelley Financial, LLC and DFS International Holding, Inc., entered into an agreement pursuant to which each agreed to guarantee the Company’s obligations under the Notes. All guarantees are full and unconditional and joint and several. The Guarantors are 100% directly owned subsidiaries of the Company.

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

The following tables set forth condensed consolidating statements of income for the three and six months ended June 30, 2018 and 2017, condensed consolidating statements of financial position as of June 30, 2018 and December 31, 2017, and condensed consolidating statements of cash flows for the six months ended June 30, 2018 and 2017. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions. For purposes of the tables below, the Company is referred to as “Parent” and the Guarantors are referred to as “Guarantor Subsidiaries.”

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$153.4	$37.1	$(2.6)	$187.9
Products net sales	—	92.8	11.4	(1.5)	102.7
Total net sales	—	246.2	48.5	(4.1)	290.6
Services cost of sales (exclusive of depreciation and amortization)	—	69.0	25.1	(2.1)	92.0
Products cost of sales (exclusive of depreciation and amortization)	—	67.8	7.8	(2.0)	73.6
Total cost of sales	—	136.8	32.9	(4.1)	165.6
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	64.4	10.7	—	75.1
Restructuring, impairment and other charges-net	—	0.7	1.9	—	2.6
Depreciation and amortization	—	9.7	1.4	—	11.1
Income from operations	—	34.6	1.6	—	36.2
Interest expense (income)-net	10.1	(0.1)	(0.2)	—	9.8
Intercompany interest (income) expense – net	(6.7)	6.7	—	—	—
Investment and other income-net	—	(0.8)	—	—	(0.8)
Earnings (loss) before income taxes and equity in net income of subsidiaries	(3.4)	28.8	1.8	—	27.2
Income tax (benefit) expense	(1.0)	8.8	0.5	—	8.3
Earnings (loss) before equity in net income of subsidiaries	(2.4)	20.0	1.3	—	18.9
Equity in net income of subsidiaries	21.3	1.3	—	(22.6)	—
Net earnings	$18.9	$21.3	$1.3	$(22.6)	$18.9
Comprehensive income (loss)	$16.0	$18.3	$(2.2)	$(16.1)	16.0

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$282.1	$69.2	$(3.9)	$347.4
Products net sales	—	178.7	22.0	(2.3)	198.4
Total net sales	—	460.8	91.2	(6.2)	545.8
Services cost of sales (exclusive of depreciation and amortization)	—	136.5	44.7	(3.3)	177.9
Products cost of sales (exclusive of depreciation and amortization)	—	132.9	16.3	(2.9)	146.3
Total cost of sales	—	269.4	61.0	(6.2)	324.2
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	119.7	21.5	—	141.2
Restructuring, impairment and other charges-net	—	1.5	1.8	—	3.3
Depreciation and amortization	—	18.7	2.8	—	21.5
Income from operations	—	51.5	4.1	—	55.6
Interest expense (income)-net	19.3	(0.3)	(0.2)	—	18.8
Intercompany interest (income) expense - net	(13.3)	13.3	—	—	—
Investment and other income-net	—	(1.6)	—	—	(1.6)
Earnings (loss) before income taxes and equity in net income of subsidiaries	(6.0)	40.1	4.3	—	38.4
Income tax (benefit) expense	(1.8)	12.3	1.3	—	11.8
Earnings (loss) before equity in net income of subsidiaries	(4.2)	27.8	3.0	—	26.6
Equity in net income of subsidiaries	30.8	3.0	—	(33.8)	—
Net earnings (loss)	$26.6	$30.8	$3.0	$(33.8)	$26.6
Comprehensive income (loss)	$24.9	$29.1	$0.2	$(29.3)	$24.9

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$145.8	$34.1	$(2.8)	$177.1
Products net sales	—	98.2	16.3	(1.4)	113.1
Total net sales	—	244.0	50.4	(4.2)	290.2
Services cost of sales (exclusive of depreciation and amortization)	—	62.0	21.3	(2.5)	80.8
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	—	9.0	0.5	0.1	9.6
Products cost of sales (exclusive of depreciation and amortization)	—	61.6	9.0	(1.8)	68.8
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	—	11.4	2.1	—	13.5
Total cost of sales	—	144.0	32.9	(4.2)	172.7
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	51.7	9.7	—	61.4
Restructuring, impairment and other charges-net	—	2.7	0.5	—	3.2
Depreciation and amortization	—	9.5	1.4	—	10.9
Income from operations	—	36.1	5.9	—	42.0
Interest expense-net	11.2	(0.2)	—	—	11.0
Investment and other income-net	—	(0.9)	—	—	(0.9)
Earnings before income taxes and equity in net income of subsidiaries	(11.2)	37.2	5.9	—	31.9
Income tax expense	(4.6)	15.2	2.5	—	13.1
Earnings before equity in net income of subsidiaries	(6.6)	22.0	3.4	—	18.8
Equity in net income of subsidiaries	25.4	3.4	—	(28.8)	—
Net earnings (loss)	$18.8	$25.4	$3.4	$(28.8)	$18.8
Comprehensive income (loss)	$21.4	$28.0	$5.7	$(33.7)	$21.4

*Beginning in the quarter ended June 30, 2017, LSC no longer qualified as a related party, therefore the amounts disclosed related to LSC are presented through March 31, 2017 only. Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party, therefore the amounts disclosed related to RRD are presented through June 30, 2017 only.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$274.4	$61.1	$(4.4)	$331.1
Products net sales	—	202.5	26.6	(2.7)	226.4
Total net sales	—	476.9	87.7	(7.1)	557.5
Services cost of sales (exclusive of depreciation and amortization)	—	123.3	39.2	(4.0)	158.5
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	—	18.4	1.0	0.1	19.5
Products cost of sales (exclusive of depreciation and amortization)	—	118.6	16.4	(3.2)	131.8
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	—	30.1	2.2	—	32.3
Total cost of sales	—	290.4	58.8	(7.1)	342.1
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	100.1	18.8	—	118.9
Restructuring, impairment and other charges-net	—	5.8	1.2	—	7.0
Depreciation and amortization	—	18.3	2.8	—	21.1
Income from operations	—	62.3	6.1	—	68.4
Interest expense-net	22.5	(0.4)	—	—	22.1
Investment and other income-net	—	(1.7)	—	—	(1.7)
Earnings before income taxes and equity in net income of subsidiaries	(22.5)	64.4	6.1	—	48.0
Income tax expense	(9.3)	26.6	2.6	—	19.9
Earnings before equity in net income of subsidiaries	(13.2)	37.8	3.5	—	28.1
Equity in net income of subsidiaries	41.3	3.5	—	(44.8)	—
Net earnings (loss)	$28.1	$41.3	$3.5	$(44.8)	$28.1
Comprehensive income (loss)	$31.2	$44.4	$5.9	$(50.3)	$31.2

*Beginning in the quarter ended June 30, 2017, LSC no longer qualified as a related party, therefore the amounts disclosed related to LSC are presented through March 31, 2017 only. Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party, therefore the amounts disclosed related to RRD are presented through June 30, 2017 only.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of June 30, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$2.3	$9.5	$—	$11.8
Receivables, less allowances	—	212.4	38.9	—	251.3
Intercompany receivables	—	83.0	—	(83.0)	—
Intercompany short-term note receivable-net	—	—	18.5	(18.5)	—
Inventories	—	12.1	4.2	—	16.3
Prepaid expenses and other current assets	—	14.2	3.0	(0.8)	16.4
Assets held for sale	—	12.4	20.4	—	32.8
Total current assets	—	336.4	94.5	(102.3)	328.6
Property, plant and equipment-net	—	28.8	2.8	—	31.6
Goodwill	—	425.7	11.7	—	437.4
Other intangible assets-net	—	26.8	5.9	—	32.7
Software-net	—	43.2	—	—	43.2
Deferred income taxes	—	38.3	4.3	(23.4)	19.2
Intercompany long-term note receivable	376.0	—	—	(376.0)	—
Other noncurrent assets	3.0	29.4	4.1	—	36.5
Investments in consolidated subsidiaries	391.8	84.7	—	(476.5)	—
Total assets	$770.8	$1,013.3	$123.3	$(978.2)	$929.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$65.9	$11.2	$—	$77.1
Intercompany payables	76.9	—	6.1	(83.0)	—
Intercompany short-term note payable-net	18.5	—	—	(18.5)	—
Accrued liabilities	6.0	75.6	14.4	(0.8)	95.2
Liabilities held for sale	—	3.0	4.1	—	7.1
Total current liabilities	101.4	144.5	35.8	(102.3)	179.4
Long-term debt	486.3	—	—	—	486.3
Intercompany long-term note payable	—	376.0	—	(376.0)	—
Deferred compensation liabilities	—	22.1	—	—	22.1
Pension and other postretirement benefits plan liabilities	—	48.2	1.1	—	49.3
Other noncurrent liabilities	2.3	30.7	1.7	(23.4)	11.3
Total liabilities	590.0	621.5	38.6	(501.7)	748.4
Total equity	180.8	391.8	84.7	(476.5)	180.8
Total liabilities and equity	$770.8	$1,013.3	$123.3	$(978.2)	$929.2

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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash used in operating activities	$(24.2)	$(10.3)	$(15.7)	$—	$(50.2)
INVESTING ACTIVITIES
Capital expenditures	—	(14.7)	(0.9)	—	(15.6)
Intercompany note receivable, net	—	—	11.5	(11.5)	—
Other investing activities	—	(0.6)	—	0.6	—
Net cash (used in) provided by investing activities	—	(15.3)	10.6	(10.9)	(15.6)
FINANCING ACTIVITIES
Revolving facility borrowings	206.5	—	—	—	206.5
Payments on revolving facility borrowings	(179.5)	—	—	—	(179.5)
Intercompany note payable, net	(11.5)	—	—	11.5	—
Proceeds from the issuance of common stock	1.2	—	—	—	1.2
Treasury stock repurchases	(0.8)	—	—	—	(0.8)
Other financing activities	—	—	0.6	(0.6)	—
Net cash provided by financing activities	15.9	—	0.6	10.9	27.4
Effect of exchange rate on cash and cash equivalents	—	—	(1.8)	—	(1.8)
Net decrease in cash and cash equivalents	(8.3)	(25.6)	(6.3)	—	(40.2)
Cash and cash equivalents at beginning of year	8.3	27.9	15.8	—	52.0
Cash and cash equivalents at end of period	$—	$2.3	$9.5	$—	$11.8

Supplemental non-cash disclosure:
Intercompany debt allocation	$(376.0)	$376.0	$—	$—	$—

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

Products and Services

The Company separately reports its net sales and related cost of sales for its products and services offerings. The Company’s services offerings consist of all non-print offerings, including document composition, compliance related EDGAR filing services, transaction solutions, language solutions, and the Company’s software-as-a-service solutions (“SaaS”), including Venue Virtual Data Room (“Venue”), the FundSuiteArc software program, ActiveDisclosure and data and analytics, among others. The Company’s product offerings primarily consist of conventional and digital printed products and related shipping costs.

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

Donnelley Financial’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange on October 3, 2016. On October 1, 2016, RRD also completed the previously announced separation of LSC Communications, Inc. (“LSC”), its publishing and retail-centric print services and office products business. On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC common stock (RRD’s remaining ownership stake in LSC) in an underwritten public offering. As a result, beginning in the quarter June 30, 2017, LSC no longer qualified as a related party of the Company.

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

Executive Overview

Second Quarter Overview

Net sales increased by $0.4 million, or 0.1%, for the second quarter of 2018 compared to the same period in the prior year, including a $1.8 million, or 0.6%, increase due to changes in foreign exchange rates. Net sales decreased primarily due to lower capital markets compliance and mutual fund print volumes, partially offset by higher capital markets transactions volumes and an increase in translation services and virtual data room services.

On July 16, 2018, the Company announced that it had entered into a definitive agreement to divest its Language Solutions business, which helps companies adapt their business content into different languages for specific countries, markets and regions, for $77.5 million in cash.  The transaction subsequently closed on July 22, 2018. The Company used approximately $60.0 million of net proceeds from the sale to pay down debt under the Term Loan Credit Facility (as defined in Liquidity and Capital Resources) in July 2018 in accordance with the provisions of the Credit Agreement.

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

The impact of digital technologies has been felt in many print products, most acutely in the Company’s mutual fund, variable annuity and public company compliance business offerings. While the Company maintains a high-touch, service oriented business technology changes have provided alternatives to the Company’s clients that allow them to manage more of the financial disclosure process themselves.  For years, the Company has invested in its own applications, ActiveDisclosure, FundSuiteArc and Venue to serve clients and increase retention and has invested to expand capabilities and address new market sectors. The future impact of technology on the business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions and investments in its existing business to offer clients innovative services and solutions, including acquisitions of EDGAR Online and investments in AuditBoard (formerly known as Soxhub), Mediant, Peloton and eBrevia that support the Company’s position as a technology service leader in the industry.

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

Regulatory Impact

The SEC is adopting new rules and forms as well as amendments to its rules and forms to modernize the reporting and disclosure of information by registered investment companies. These changes are driving significant regulatory changes which impact the Company’s customers within its Investment Markets business. On October 13, 2016, the SEC adopted a new N-PORT filing requirement, which requires certain registered investment companies to report information about their portfolio in XML, a structured data format, on a monthly basis, replacing what was previously a quarterly filing requirement. This rule also includes an annual N-CEN filing in XML, replacing a semi-annual filing requirement. Compliance dates depend on asset size and begin as soon as June 1, 2018 for larger funds, with the first N-PORT filing deadlines beginning in April 2019. The Company’s ArcFiling software solution can support both filings. The Company expects an increase in services revenue due to the increase in the frequency of filings for registered investment companies.

On June 5, 2018, the SEC adopted Rule 30e-3 which provides certain registered investment companies with an option to electronically deliver shareholder reports and other materials rather than providing such reports in paper. Investors who prefer to receive reports in paper will continue to receive them in that format. While Rule 30e-3 is effective January 1, 2019, default electronic distribution pursuant to the rule will begin on January 1, 2021 due to a 24-month transition period, during which registered investment companies must notify investors of the upcoming change in transmission format of shareholder reports. The Company expects a decline in the volume of printed annual and semi-annual shareholder reports in 2021 and beyond as a result of Rule 30e-3.

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

Results of Operations for the Three Months Ended June 30, 2018 as Compared to the Three Months Ended June 30, 2017

The following table shows the results of operations for the three months ended June 30, 2018 and 2017:

	2018	2017	$ Change	% Change
	(in millions, except percentages)
Services net sales	$187.9	$177.1	$10.8	6.1%
Products net sales	102.7	113.1	(10.4)	(9.2%)
Net sales	290.6	290.2	0.4	0.1%
Services cost of sales (exclusive of depreciation and amortization)	92.0	80.8	11.2	13.9%
Services cost of sales with RRD affiliates (exclusive of depreciation and amortization)*	—	9.6	(9.6)	(100.0%)
Products cost of sales (exclusive of depreciation and amortization)	73.6	68.8	4.8	7.0%
Products cost of sales with RRD affiliates (exclusive of depreciation and amortization)*	—	13.5	(13.5)	(100.0%)
Cost of sales	165.6	172.7	(7.1)	(4.1%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	75.1	61.4	13.7	22.3%
Restructuring, impairment and other charges-net	2.6	3.2	(0.6)	(18.8%)
Depreciation and amortization	11.1	10.9	0.2	1.8%
Income from operations	$36.2	$42.0	$(5.8)	(13.8%)

*Beginning in the quarter ended June 30, 2017, LSC no longer qualified as a related party, therefore the amounts disclosed related to LSC are presented through March 31, 2017 only. Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party, therefore the amounts disclosed related to RRD are presented through June 30, 2017 only.

Consolidated

Net sales of services for the three months ended June 30, 2018 increased $10.8 million, or 6.1%, to $187.9 million, versus the three months ended June 30, 2017, including a $0.7 million, or 0.4%, increase due to changes in foreign exchange rates. Net sales of services increased due to higher capital markets transactions volumes, virtual data room services and content management sales volumes, partially offset by lower mutual fund print-related services and capital markets compliance volumes and a $1.0 million, or 0.6%, decrease due to the adoption of the new revenue recognition standard.

Net sales of products for the three months ended June 30, 2018 decreased $10.4 million, or 9.2%, to $102.7 million versus the three months ended June 30, 2017, including a $1.1 million, or 1.0%, increase due to changes in foreign exchange rates. Net sales of products decreased due to lower mutual fund print and capital markets compliance volumes, partially offset by higher capital markets transactions volumes and a $1.1 million, or 1.0%, increase due to the adoption of the new revenue recognition standard.

Services cost of sales increased $1.6 million, or 1.8%, for the three months ended June 30, 2018, versus the three months ended June 30, 2017. Services cost of sales increased due to higher volumes, partially offset by cost control initiatives. As a percentage of net sales, services cost of sales decreased 2.0% primarily due to favorable mix from higher capital markets transaction and virtual data room services volumes and cost control initiatives.

Products cost of sales decreased $8.7 million, or 10.6%, for the three months ended June 30, 2018, versus the three months ended June 30, 2017, including a $2.7 million, or 3.3%, increase due to the adoption of the new revenue recognition standard. Products cost of sales decreased due to lower volumes in mutual fund print and capital markets compliance. As a percentage of net sales, products cost of sales decreased 1.1%, primarily due to favorable mix of products sales and cost control initiatives.

Selling, general and administrative expenses increased $13.7 million, or 22.3%, to $75.1 million, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to an increase in spin-off related transaction expenses, which include system implementation expenses as a result of transitioning from transition services agreements, and an increase in selling expenses. As a percentage of net sales, selling, general, and administrative expenses increased from 21.2% for the three months ended June 30, 2017 to 25.8% for the three months ended June 30, 2018 primarily due to increased spin-off related transaction expenses.

For the three months ended June 30, 2018, the Company recorded net restructuring, impairment and other charges of $2.6 million, as compared to $3.2 million for the three months ended June 30, 2017. In 2018, these charges included $2.4 million of employee termination costs for 47 employees and $0.2 million of lease termination and other restructuring costs. In 2017, these charges included $1.5 million of employee termination costs for 61 employees, $1.5 million of lease termination and other restructuring costs and $0.2 million of net impairment charges for long-lived assets.

Depreciation and amortization increased $0.2 million, or 1.8%, to $11.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.  Depreciation and amortization included $3.5 million and $3.5 million of amortization of other intangible assets related to customer relationships for the three months ended June 30, 2018 and 2017, respectively.

Income from operations for the three months ended June 30, 2018 decreased $5.8 million, or 13.8%, to $36.2 million versus the three months ended June 30, 2017, primarily due to an increase in spin-off related transaction expenses, partially offset by cost control initiatives.

	2018	2017	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$9.8	$11.0	$(1.2)	(10.9%)

Net interest expense decreased $1.2 million for the three months ended June 30, 2018 versus the same period in 2017, due to a decrease in average outstanding debt.

	2018	2017	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$27.2	$31.9	$(4.7)	(14.7%)
Income tax expense	8.3	13.1	(4.8)	(36.6%)
Effective income tax rate	30.5%	41.1%

The effective income tax rate was 30.5% for the three months ended June 30, 2018 compared to 41.1% for the three months ended June 30, 2017.  The decrease in the effective tax rate was primarily due to changes in U.S. corporate tax law pursuant to the enactment of the U.S. Federal Tax Cut and Jobs Act (“the Tax Act”) on December 22, 2017. Refer to Note 9, Income Taxes, to the Unaudited Condensed Consolidated Financial Statements for additional information on the impact of the Tax Act to the Company’s financial statements.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate.

U.S.

	Three Months Ended June 30,
	2018	2017
	(in millions, except percentages)
Net sales	$242.5	$241.7
Income from operations	46.9	48.1
Operating margin	19.3%	19.9%
Spin-off related transaction expenses	7.7	1.8
Restructuring, impairment and other charges-net	0.6	2.7

	Net Sales for the Three Months
	Ended June 30,
Reporting unit	2018	2017	$ Change	% Change
	(in millions, except percentages)
Capital Markets	$144.6	$136.9	$7.7	5.6%
Investment Markets	87.3	94.2	(6.9)	(7.3%)
Language Solutions and other	10.6	10.6	—	0.0%
Total U.S.	$242.5	$241.7	$0.8	0.3%

Net sales for the U.S. segment for the three months ended June 30, 2018 were $242.5 million, an increase of $0.8 million, or 0.3%, compared to the three months ended June 30, 2017, including a $0.5 million, or 0.2%, increase due to the adoption of the new revenue recognition standard.  Net sales increased due to higher capital markets transactions and virtual data room services volumes, mostly offset by lower capital markets compliance and mutual fund volumes. An analysis of net sales by reporting unit follows:

•

Capital Markets: Sales increased due to higher transactions and virtual data room services volumes, partially offset by a $6.2 million decrease due to the adoption of the new revenue recognition standard and lower compliance volumes.

•	Investment Markets: Sales decreased due to lower mutual fund and healthcare volumes, partially offset by a $6.7 million increase due to the adoption of the new revenue recognition standard.
•	Language Solutions and other: Sales were flat compared to prior year due to an increase in translations services volumes, offset by lower commercial print volumes.

U.S. segment income from operations decreased $1.2 million, or 2.5%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to an increase in spin-off related transaction expenses, partially offset by cost control initiatives and lower restructuring, impairment and other charges.

Operating margins decreased from 19.9% for the three months ended June 30, 2017 to 19.3% for the three months ended June 30, 2018 of which 2.4 percentage points were due to an increase in spin-off related transaction expenses. Operating margins were also impacted by cost control initiatives and a decrease in restructuring, impairment and other charges which impacted margins by 0.9 percentage points.

International

	Three Months Ended June 30,
	2018	2017
	(in millions, except percentages)
Net sales	$48.1	$48.5
Income from operations	1.6	5.9
Operating margin	3.3%	12.2%
Restructuring, impairment and other charges-net	1.9	0.5

Net sales for the International segment for the three months ended June 30, 2018 were $48.1 million, a decrease of $0.4 million, or 0.8%, compared to the three months ended June 30, 2017 including a $1.8 million, or 3.7%, increase due to changes in foreign exchange rates and a $0.4 million, or 0.8%, decrease due to the adoption of the new revenue recognition standard. Net sales decreased due to lower capital markets transaction volumes, partially offset by higher volumes in translations services, capital markets compliance and content management.

International segment income from operations decreased $4.3 million compared to the three months ended June 30, 2017, due to a decrease in capital markets transactions and an increase in restructuring, impairment and other charges, partially offset by an increase in translations services volumes.

Operating margins decreased from 12.2% for the three months ended June 30, 2017 to 3.3% for the three months ended June 30, 2018 due to unfavorable sales mix and higher restructuring, impairment and other charges which impacted margins by 2.9 percentage points.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended June 30,
	2018	2017
	(in millions)
Operating expenses	$12.3	$12.0
Share-based compensation expense	3.3	2.4
Disposition-related expenses	1.5	—
Spin-off related transaction expenses	0.7	2.7
Acquisition-related expenses	0.3	—
Restructuring, impairment and other charges-net	0.1	—

Corporate operating expenses for the three months ended June 30, 2018 increased $0.3 million versus the same period in 2017 due to disposition-related expenses and an increase in share-based compensation expense, partially offset by a decrease in spin-off related transaction expenses.

Results of Operations for the Six Months Ended June 30, 2018 as Compared to the Six Months Ended June 30, 2017

The following table shows the results of operations for the six months ended June 30, 2018 and 2017:

	2018	2017	$ Change	% Change
	(in millions, except percentages)
Services net sales	$347.4	$331.1	$16.3	4.9%
Products net sales	198.4	226.4	(28.0)	(12.4%)
Net sales	545.8	557.5	(11.7)	(2.1%)
Services cost of sales (exclusive of depreciation and amortization)	177.9	158.5	19.4	12.2%
Services cost of sales with RRD affiliates (exclusive of depreciation and amortization)*	—	19.5	(19.5)	(100.0%)
Products cost of sales (exclusive of depreciation and amortization)	146.3	131.8	14.5	11.0%
Products cost of sales with RRD affiliates (exclusive of depreciation and amortization)*	—	32.3	(32.3)	(100.0%)
Cost of sales	324.2	342.1	(17.9)	(5.2%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	141.2	118.9	22.3	18.8%
Restructuring, impairment and other charges-net	3.3	7.0	(3.7)	(52.9%)
Depreciation and amortization	21.5	21.1	0.4	1.9%
Income from operations	$55.6	$68.4	$(12.8)	(18.7%)

*Beginning in the quarter ended June 30, 2017, LSC no longer qualified as a related party, therefore the amounts disclosed related to LSC are presented through March 31, 2017 only. Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party, therefore the amounts disclosed related to RRD are presented through June 30, 2017 only.

Consolidated

Net sales of services for the six months ended June 30, 2018 increased $16.3 million, or 4.9%, to $347.4 million, versus the six months ended June 30, 2017, including a $3.5 million, or 1.1%, increase due to changes in foreign exchange rates. Net sales of services increased due to higher volumes in virtual data room services, capital markets transactions and content management and a $1.6 million, or 0.5%, increase due to the adoption of the new revenue recognition standard, partially offset by lower mutual fund print-related services.

Net sales of products for the six months ended June 30, 2018 decreased $28.0 million, or 12.4%, to $198.4 million versus the six months ended June 30, 2017, including a $0.8 million, or 0.4%, increase due to changes in foreign exchange rates. Net sales of products decreased due to lower mutual fund print and capital markets compliance volumes, partially offset by higher capital markets transactions volumes and a $0.1 million increase due to the adoption of the new revenue recognition standard.

Services cost of sales for the six months ended June 30, 2018 decreased $0.1 million, or 0.1%, compared to the six months ended June 30, 2017, including a $0.4 million, or 0.2%, increase due to the adoption of the new revenue recognition standard. Services cost of sales decreased primarily due to cost control initiatives. As a percentage of net sales, services cost of sales decreased 2.6% due to favorable mix and cost control initiatives.

Products cost of sales decreased $17.8 million, or 10.8%, for the six months ended June 30, 2018, versus the six months ended June 30, 2017, including a $1.3 million, or 0.8%, increase due to the adoption of the new revenue recognition standard.  Products cost of sales decreased due to lower volumes in mutual fund print and capital markets compliance and cost control initiatives. As a percentage of net sales, products cost of sales increased 1.2% primarily due to unfavorable mix.

Selling, general and administrative expenses increased $22.3 million, or 18.8%, to $141.2 million, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to an increase in spin-off related transaction expenses, which include system implementation expenses as a result of transitioning from transition services agreements, and an increase in selling expenses. As a percentage of net sales, selling, general, and administrative expenses increased from 21.3% for the six months ended June 30, 2017 to 25.9% for the six months ended June 30, 2018 primarily due to increased spin-off related transaction expenses.

For the six months ended June 30, 2018, the Company recorded net restructuring, impairment and other charges of $3.3 million, as compared to $7.0 million for the six months ended June 30, 2017.  In 2018, these charges included $2.5 million of employee termination costs for 47 employees, $0.7 million of lease termination and other restructuring costs and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.  In 2017, these charges included $4.8 million of employee termination costs for 148 employees and $1.9 million of lease termination and other restructuring costs, $0.2 million of impairment charges for long-lived assets and $0.1 for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

Depreciation and amortization increased $0.4 million, or 1.9%, to $21.5 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  Depreciation and amortization included $6.9 million and $7.1 million of amortization of other intangible assets related to customer relationships for the six months ended June 30, 2018 and 2017, respectively.

Income from operations for the six months ended June 30, 2018 decreased $12.8 million, or 18.7%, to $55.6 million versus the six months ended June 30, 2017, due to an increase in spin-off related transaction expenses and lower sales volumes, partially offset by cost control initiatives and lower restructuring, impairment and other charges.

	2018	2017	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$18.8	$22.1	$(3.3)	(14.9%)

Net interest expense decreased $3.3 million for the six months ended June 30, 2018 versus the same period in 2017, due to a decrease in average outstanding debt.

	2018	2017	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$38.4	$48.0	$(9.6)	(20.0%)
Income tax expense	11.8	19.9	(8.1)	(40.7%)
Effective income tax rate	30.7%	41.5%

The effective income tax rate was 30.7% for the six months ended June 30, 2018 compared to 41.5% for the six months ended June 30, 2017.  The decrease in the effective tax rate was primarily due to changes in U.S. corporate tax law pursuant to the enactment of the Tax Act. Refer to Note 9, Income Taxes, to the Unaudited Condensed Consolidated Financial Statements for additional information on the impact of the Tax Act to the Company’s financial statements.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate.

U.S.

	Six Months Ended June 30,
	2018	2017
	(in millions, except percentages)
Net sales	$455.6	$472.1
Income from operations	73.3	85.1
Operating margin	16.1%	18.0%
Spin-off related transaction expenses	14.0	1.8
Restructuring, impairment and other charges-net	1.3	5.2

	Net Sales for the Six Months
	Ended June 30,
Reporting unit	2018	2017	$ Change	% Change
	(in millions, except percentages)
Capital Markets	$262.1	$256.0	$6.1	2.4%
Investment Markets	171.9	194.3	(22.4)	(11.5%)
Language Solutions and other	21.6	21.8	(0.2)	(0.9%)
Total U.S.	$455.6	$472.1	$(16.5)	(3.5%)

Net sales for the U.S. segment for the six months ended June 30, 2018 were $455.6 million, a decrease of $16.5 million, or 3.5%, compared to the six months ended June 30, 2017, including a $1.5 million, or 0.3%, increase due to the adoption of the new revenue recognition standard.  Net sales decreased due to lower volumes in mutual fund print and print-related services and capital markets compliance, partially offset by higher volumes in capital markets transactions, virtual data room services and content management. An analysis of net sales by reporting unit follows:

•

Capital Markets: Sales increased due to higher volumes in transactions and virtual data room services and a $0.7 million increase due to the adoption of the new revenue recognition standard, partially offset by lower compliance volumes.

•

Investment Markets: Sales decreased due to lower mutual fund print and print-related services, partially offset by higher content management volumes and a $0.8 million increase due to the adoption of the new revenue recognition standard.

•	Language Solutions and other: Sales decreased slightly due to lower volumes in commercial print, mostly offset by higher translations services.

U.S. segment income from operations decreased $11.8 million, or 13.9%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, due to an increase in spin-off related transaction expenses and lower volumes, partially offset by lower restructuring, impairment and other charges and cost control initiatives.

Operating margins decreased from 18.0% for the six months ended June 30, 2017 to 16.1% for the six months ended June 30, 2018 of which 2.7 percentage points was due to an increase in spin-off related transaction expenses. Operating margins were also impacted by cost control initiatives and lower restructuring, impairment and other charges which impacted margins by 0.8 percentage points.

International

	Six Months Ended June 30,
	2018	2017
	(in millions, except percentages)
Net sales	$90.2	$85.4
Income from operations	4.1	6.1
Operating margin	4.5%	7.1%
Restructuring, impairment and other charges-net	1.8	1.2

Net sales for the International segment for the six months ended June 30, 2018 were $90.2 million, an increase of $4.8 million, or 5.6%, compared to the six months ended June 30, 2017 including a $4.3 million, or 5.0%, increase due to changes in foreign exchange rates and a $0.2 million, or 0.2%, increase due to the adoption of the new revenue recognition standard. Net sales increased due to higher volumes in translations services, partially offset by lower capital markets transactions volumes.

International segment income from operations decreased $2.0 million compared to the six months ended June 30, 2017, due to lower volumes in capital markets transactions and an increase in restructuring, impairment and other charges.

Operating margins decreased from 7.1% for the six months ended June 30, 2017 to 4.5% for the six months ended June 30, 2018 of which 0.6 percentage points were due to higher restructuring, impairment and other charges.  Operating margins were also impacted by unfavorable mix.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Operating expenses	$21.8	$22.8
Share-based compensation expense	5.1	3.5
Spin-off related transaction expenses	2.2	5.4
Disposition-related expenses	2.0	—
Acquisition-related expenses	0.5	—
Restructuring, impairment and other charges-net	0.2	0.6

Corporate operating expenses for the six months ended June 30, 2018 decreased $1.0 million versus the same period in 2017 due to a decrease in spin-off related transaction expenses, partially offset by disposition-related expenses and an increase in share-based compensation expense.

Non-GAAP Measures

The Company believes that certain Non-GAAP measures, such as Non-GAAP adjusted EBITDA, provide useful information about the Company’s operating results and enhance the overall ability to assess the Company’s financial performance.  The Company uses these measures, together with other measures of performance under GAAP, to compare the relative performance of operations in planning, budgeting and reviewing the performance of its business.  Non-GAAP adjusted EBITDA allows investors to make a more meaningful comparison between the Company’s core business operating results over different periods of time.  The Company believes that Non-GAAP adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provides useful information about the Company’s business without regard to potential distortions. By eliminating potential differences in results of operations between periods caused by factors such as depreciation and amortization methods, historic cost and age of assets, restructuring, impairment and other charges, acquisition-related expenses and gain or loss on certain equity investments and asset sales, the Company believes that Non-GAAP adjusted EBITDA can provide a useful additional basis for comparing the current performance of the underlying operations being evaluated.

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

•

Disposition-related expenses. Expenses incurred related to the disposition of the Language Solutions business. These expenses primarily include legal fees, third-party advisory and consulting fees and other costs related to the disposition. Prior periods have been revised to reflect this adjustment.

A reconciliation of GAAP net earnings to Non-GAAP adjusted EBITDA for the three and six months ended June 30, 2018 and 2017 for these adjustments is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net earnings	$18.9	$18.8	$26.6	$28.1
Restructuring, impairment and other charges—net	2.6	3.2	3.3	7.0
Share-based compensation expense	3.3	2.4	5.1	3.5
Spin-off related transaction expenses	8.4	4.5	16.2	7.2
Disposition-related expenses	1.5	—	2.0	—
Acquisition-related expenses	0.3	—	0.5	—
Depreciation and amortization	11.1	10.9	21.5	21.1
Interest expense—net	9.8	11.0	18.8	22.1
Investment and other income—net	(0.8)	(0.9)	(1.6)	(1.7)
Income tax expense	8.3	13.1	11.8	19.9
Non-GAAP adjusted EBITDA	$63.4	$63.0	$104.2	$107.2

2018 Restructuring, impairment and other charges—net. The three months ended June 30, 2018 included $2.4 million for employee termination costs and $0.2 million of lease termination and other restructuring costs. The six months ended June 30, 2018 included $2.5 million for employee termination costs, $0.7 million of lease termination and other restructuring costs, and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

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

Share-based compensation expense. Included pre-tax charges of $3.3 million and $2.4 million for the three months ended June 30, 2018 and 2017, respectively, and $5.1 million and $3.5 million for the six months ended June 30, 2018 and 2017, respectively.

Spin-off related transaction expenses. Included pre-tax charges of $8.4 million and $4.5 million for the three months ended June 30, 2018 and 2017, respectively, and $16.2 million and $7.2 million for the six months ended June 30, 2018 and 2017, respectively, related to third-party consulting fees, information technology expenses, legal fees and other costs related to the Separation.

Disposition-related expenses. Included pre-tax charges of $1.5 million and $2.0 million primarily related to legal fees, third-party advisory and consulting fees and other costs for the three and six months ended June 30, 2018, respectively.

Acquisition-related expenses. Included pre-tax charges of $0.3 million and $0.5 million primarily related to legal expenses for the three and six months ended June 30, 2018, respectively, associated with contemplated acquisitions.

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

The following describes the Company’s cash flows for the six months ended June 30, 2018 and 2017.

Cash Flows Used For Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s services and products. Operating cash outflows are largely attributable to recurring expenditures for labor, rent, raw materials and other operating activities.

Net cash used in operating activities was $50.2 million for the six months ended June 30, 2018 compared to $39.4 million for the six months ended June 30, 2017. The increase in net cash used in operating activities reflected timing of customer payments and higher payments for incentive compensation costs, partially offset by lower payments related to taxes and interest.

Cash Flows Used For Investing Activities

Net cash used in investing activities was $15.6 million for the six months ended June 30, 2018 compared to $15.2 million for the six months ended June 30, 2017.  Capital expenditures were $15.6 million during the six months ended June 30, 2018, an increase of $3.6 million as compared to the six months ended June 30, 2017. The Company expects that capital expenditures for 2018 will be approximately $40.0 million to $45.0 million, compared to $27.8 million in 2017. For the six months ended June 30, 2017, cash used in investing activities included $3.4 million for the purchase of an investment in AuditBoard.

Cash Flows Provided By Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $27.4 million compared to $26.3 million for the six months ended June 30, 2017. The increase in net cash provided by financing activities reflected $206.5 million of proceeds from revolving facility borrowings, offset by $179.5 million of payments on revolving facility borrowings. During the six months ended June 30, 2017, the Company received $18.8 million of proceeds from the issuance of common stock, $5.0 million of net proceeds from revolving facility borrowings and $3.0 million in net transfers from RRD and its affiliates in connection with the Separation.

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

Liquidity

Cash and cash equivalents of $11.8 million at June 30, 2018 included $2.3 million in the U.S. and $9.5 million at international locations. The Company has not recognized deferred tax liabilities related to taxes on foreign earnings as foreign earnings are considered to be indefinitely reinvested. As a result of the transition tax that the Company will incur pursuant to the Tax Act, the Company now has the ability to repatriate to the U.S. parent the foreign cash associated with the foreign earnings subject to the transition tax, as these earnings have already been subject to U.S. federal taxes. The Company is currently analyzing its global working capital and cash requirements in order to determine the amount of excess cash at its foreign subsidiaries that can be repatriated to the U.S. with minimal additional taxes, but has not yet determined whether the Company plans to change its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences. Management regularly evaluates whether foreign earnings are expected to be indefinitely reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

On October 2, 2017, the Company repriced the $350.0 million senior secured term loan B facility (the “Term Loan Credit Facility”). As a result, the interest rate was reduced by 100 basis points to LIBOR plus 3.0% and the LIBOR floor was reduced by 25 basis points to 0.75%. Additionally, under the amended Credit Agreement, principal payments are due on a quarterly basis. Other terms, including the outstanding principal, maturity date, and debt covenants such as the minimum interest coverage ratio and the maximum leverage ratio are consistent with the original Credit Agreement.

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

The Company’s debt maturity schedule as of June 30, 2018 is shown in the table below:

	Debt Maturity Schedule
	Total	2018	2019	2020	2021	2022	Thereafter
Notes (a)	$300.0	$—	$—	$—	$—	$—	$300.0
Borrowings under the Term Loan Credit Facility (b)	170.0	—	—	2.5	10.0	10.0	147.5
Borrowings under the Revolving Facility	27.0	—	—	—	27.0	—	—
Total	$497.0	$—	$—	$2.5	$37.0	$10.0	$447.5

(a)	Excludes unamortized debt issuance costs of $5.2 million which do not represent contractual commitments with a fixed amount or maturity date.
(b)	Excludes unamortized debt issuance costs of $4.2 million and a discount of $1.3 million which do not represent contractual commitments with a fixed amount or maturity date.

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

As of June 30, 2018, there was $27.0 million of outstanding borrowings under the Revolving Facility. Based on the Company’s results of operations for the twelve months ended June 30, 2018 and existing debt, the Company would have had the ability to utilize $142.6 million of the $300.0 million Revolving Facility and not have been in violation of the terms of the agreement. The current availability under the Revolving Facility and net available liquidity as of June 30, 2018 is shown in the table below:

June 30, 2018
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	130.4
$169.6
Usage
Borrowings under the Revolving Facility	27.0
Impact on availability related to outstanding letters of credit	—
$27.0

Current availability at June 30, 2017	$142.6
Cash	11.8
Net Available Liquidity	$154.4

The Company was in compliance with its debt covenants as of June 30, 2018, and expects to remain in compliance based on management’s estimates of operating and financial results for 2018 and the foreseeable future.  However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods.  As of June 30, 2018, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of June 30, 2018, the Revolving Facility is supported by seventeen U.S. and international financial institutions.

As of June 30, 2018, the Company had $3.1 million in outstanding letters of credit and bank guarantees, none of which reduced the availability under the Revolving Facility.

Disposition

On July 22, 2018, the Company sold the Language Solutions business for $77.5 million in cash. The Company used approximately $60.0 million of net proceeds from the sale to pay down debt under the Term Loan Credit Facility in July 2018 in accordance with the provisions of the Credit Agreement.

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

Risk Management

The Company is exposed to interest rate risk on its variable debt.  At June 30, 2018, the Company’s exposure to rate fluctuations on variable-interest borrowings was $197.0 million.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows. A hypothetical 10% change in yield would change the fair values of fixed-rate debt at June 30, 2018 by approximately $11.0 million, or 3.7%.

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

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2018. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

(b)Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 2, 2018