Form 10-Q
period 2018-09-30
Donnelley Financial Solutions, Inc.
filed 2018-11-07
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes   ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of November 2, 2018, 34.1 million shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2018 and 2017

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Services net sales	$138.5	$140.3	$485.9	$471.4
Products net sales	78.4	82.3	276.8	308.7
Total net sales	216.9	222.6	762.7	780.1
Services cost of sales (exclusive of depreciation and amortization)	75.5	81.7	253.4	240.2
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	—	—	—	19.5
Products cost of sales (exclusive of depreciation and amortization)	57.8	58.9	204.1	190.7
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	—	—	—	32.3
Total cost of sales	133.3	140.6	457.5	482.7
Selling, general and administrative expenses (exclusive of depreciation and amortization)	62.6	54.8	203.8	173.7
Restructuring, impairment and other charges-net	0.8	(0.6)	4.1	6.4
Depreciation and amortization	11.6	10.6	33.1	31.7
Other operating income	(53.5)	—	(53.5)	—
Income from operations	62.1	17.2	117.7	85.6
Interest expense-net	8.4	10.6	27.2	32.7
Investment and other income-net	(14.0)	(0.8)	(15.6)	(2.5)
Earnings before income taxes	67.7	7.4	106.1	55.4
Income tax expense	19.7	2.1	31.5	22.0
Net earnings	$48.0	$5.3	$74.6	$33.4

Net earnings per share (Note 12):
Basic net earnings per share	1.42	0.16	2.21	1.01
Diluted net earnings per share	1.40	0.16	2.19	1.01
Weighted average number of common shares outstanding
Basic	33.9	33.6	33.8	33.0
Diluted	34.2	33.8	34.0	33.2

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

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2018 and 2017

(in millions)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net earnings	$48.0	$5.3	$74.6	$33.4

Other comprehensive (loss) income, net of tax:
Translation adjustments	0.4	2.2	(2.3)	4.6
Adjustment for net periodic pension and other postretirement benefits plan cost	0.4	0.3	1.4	1.0
Other comprehensive income (loss), net of tax	0.8	2.5	(0.9)	5.6
Comprehensive income	$48.8	$7.8	$73.7	$39.0

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated Balance Sheets

As of September 30, 2018 and December 31, 2017

(in millions, except per share data)

(UNAUDITED)

	September 30	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$56.2	$52.0
Receivables, less allowances for doubtful accounts of $8.7 in 2018 (2017 - $7.3)	221.5	165.2
Inventories	13.8	23.3
Prepaid expenses and other current assets	16.4	29.6
Total current assets	307.9	270.1
Property, plant and equipment-net	31.7	34.7
Goodwill	437.5	447.4
Other intangible assets-net	29.3	39.9
Software-net	46.4	41.1
Deferred income taxes	14.0	22.2
Other noncurrent assets	46.6	38.1
Total assets	$913.4	$893.5
LIABILITIES
Accounts payable	$67.5	$67.8
Accrued liabilities	137.3	119.2
Total current liabilities	204.8	187.0
Long-term debt (Note 15)	397.2	458.3
Deferred compensation liabilities	21.7	22.8
Pension and other postretirement benefits plan liabilities	47.7	52.5
Other noncurrent liabilities	10.3	23.5
Total liabilities	681.7	744.1
Commitments and Contingencies (Note 16)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued: 34.1 shares in 2018 (2017 - 33.8 shares)	0.3	0.3
Treasury stock, at cost: 0.1 shares in 2018 (2017 - less than 0.1 shares)	(1.7)	(0.9)
Additional paid-in-capital	214.2	205.7
Retained earnings	84.4	8.9
Accumulated other comprehensive loss	(65.5)	(64.6)
Total equity	231.7	149.4
Total liabilities and equity	$913.4	$893.5

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“Donnelley Financial”)

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

(in millions)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES
Net earnings	$74.6	$33.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment charges	—	0.2
Depreciation and amortization	33.1	31.7
Provision for doubtful accounts receivable	4.5	4.3
Share-based compensation	7.2	5.2
Deferred income taxes	6.4	(2.7)
Changes in uncertain tax positions	(0.2)	(0.2)
Net pension plan income	(2.4)	(2.5)
Gain on change in fair value of investment	(11.8)	—
Gain on disposition	(53.5)	—
Other	0.6	1.7
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable - net	(70.8)	(36.6)
Inventories	(2.7)	0.6
Prepaid expenses and other current assets	2.5	(2.0)
Accounts payable	3.4	(11.7)
Income taxes payable and receivable	17.2	3.7
Accrued liabilities and other	4.0	10.3
Pension and other postretirement benefits plan contributions	(1.7)	(1.7)
Net cash provided by operating activities	10.4	33.7
INVESTING ACTIVITIES
Capital expenditures	(22.8)	(20.0)
Sale (purchase) of investment	3.1	(3.4)
Proceeds from disposition	77.1	—
Other investing activities	—	0.3
Net cash provided by (used in) investing activities	57.4	(23.1)
FINANCING ACTIVITIES
Revolving facility borrowings	255.0	230.0
Payments on revolving facility borrowings	(255.0)	(230.0)
Payments on long-term debt	(62.5)	(100.0)
Proceeds from the issuance of common stock	1.2	18.8
Treasury share repurchases	(0.8)	(0.9)
Debt issuance costs	—	(1.5)
Separation-related payment from R.R. Donnelley	—	68.0
Other financing activities	—	0.4
Net cash used in financing activities	(62.1)	(15.2)
Effect of exchange rate on cash and cash equivalents	(1.5)	0.6
Net increase (decrease) in cash and cash equivalents	4.2	(4.0)
Cash and cash equivalents at beginning of year	52.0	36.2
Cash and cash equivalents at end of period	$56.2	$32.2

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

Donnelley Financial’s Registration Statement on Form 10, as amended, was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on September 20, 2016. On October 1, 2016, Donnelley Financial became an independent publicly traded company through the distribution by R.R. Donnelley & Sons Company (“RRD”) of approximately 26.2 million shares, or 80.75%, of Donnelley Financial common stock to RRD shareholders (the “Separation”). Holders of RRD common stock received one share of Donnelley Financial common stock for every eight shares of RRD common stock held on September 23, 2016. As part of the Separation, RRD retained approximately 6.2 million shares of Donnelley Financial common stock, or a 19.25% interest in Donnelley Financial. Donnelley Financial’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange on October 3, 2016.  On October 1, 2016, RRD also completed the previously announced separation of LSC Communications, Inc. (“LSC”), its publishing and retail-centric print services and office products business. On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC common stock (RRD’s remaining ownership stake in LSC) in an underwritten public offering. Beginning in the quarter ended June 30, 2017, LSC no longer qualified as a related party, therefore amounts disclosed related to LSC are presented through March 31, 2017 only.

On March 24, 2017, pursuant to the Stockholder and Registration Rights Agreement, dated as of September 30, 2016, by and between the Company and RRD, the Company filed a Registration Statement on Form S-1 to register the offering and sale of shares of the Company’s common stock retained by RRD. The Registration Statement on Form S-1, as amended, was declared effective by the SEC on June 13, 2017. On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. Upon the consummation of the offering, RRD retained approximately 0.1 million shares of the Company’s common stock which were subsequently sold by RRD on August 4, 2017. In conjunction with the underwritten public offering, the underwriters exercised their option to purchase approximately 0.9 million of the Company’s shares (the “Option Shares”). The Company received approximately $18.8 million in net proceeds from the sale of the Option Shares, after deducting estimated underwriting discounts and commissions. The proceeds were used to reduce outstanding debt under the Revolving Facility (as defined in Note 15, Debt). Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party, therefore amounts disclosed related to RRD are presented through June 30, 2017 only.

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

Changes in Presentation

Certain prior year amounts have been restated to conform to the Company’s current reporting unit structure. Due to the sale of the Language Solutions business, the Company made changes to the reporting units within the U.S. segment. The former Language Solutions and other reporting unit has been renamed “Language Solutions.” Certain results previously included within the former Language Solutions and other reporting unit are now included within the Investment Markets reporting unit.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 2. Revenue

Revenue Recognition

The Company manages highly-customized data and materials, such as Exchange Act, Securities Act and Investment Company Act filings with the SEC on behalf of its customers, manages virtual data rooms and performs XBRL and related services.  Clients are provided with EDGAR filing services, XBRL compliance services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among others. The Company’s software-as-a-service solutions (“SaaS”) include the Venue Virtual Data Room, the FundSuiteArc software platform, ActiveDisclosure and data and analytics, among others.

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

The impact of the adoption of ASU 2014-09 on the Company’s condensed consolidated statement of operations for the three months and nine months ended September 30, 2018 and condensed consolidated balance sheet as of September 30, 2018 was as follows:

	Three Months Ended September 30, 2018
	Previous Revenue Standard	Adoption of ASU 2014-09	As Reported

Services net sales	$139.1	$(0.6)	$138.5
Products net sales	80.3	$(1.9)	78.4
Total net sales	219.4	(2.5)	216.9

Services cost of sales (exclusive of depreciation and amortization)	75.5	—	75.5
Products costs of sales (exclusive of depreciation and amortization)	60.0	(2.2)	57.8
Total cost of sales	135.5	(2.2)	133.3

Selling, general and administrative expenses (exclusive of depreciation and amortization)	62.6	—	62.6
Income tax expense (benefit)	19.8	(0.1)	19.7
Net earnings	$48.2	$(0.2)	$48.0

Earnings per share
Basic	1.43	(0.01)	1.42
Diluted	1.41	(0.01)	1.40

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

	Nine Months Ended September 30, 2018
	Previous Revenue Standard	Adoption of ASU 2014-09	As Reported

Services net sales	$484.9	$1.0	$485.9
Products net sales	278.6	(1.8)	276.8
Total net sales	763.5	(0.8)	762.7

Services cost of sales (exclusive of depreciation and amortization)	253.0	0.4	253.4
Products costs of sales (exclusive of depreciation and amortization)	205.0	(0.9)	204.1
Total cost of sales	458.0	(0.5)	457.5

Selling, general and administrative expenses (exclusive of depreciation and amortization)	203.8	—	203.8
Income tax expense (benefit)	31.6	(0.1)	31.5
Net earnings	$74.8	$(0.2)	$74.6

Earnings per share
Basic	2.22	(0.01)	2.21
Diluted	2.20	(0.01)	2.19

	September 30, 2018
	Previous Revenue Standard	Adoption of ASU 2014-09	As Reported
Assets
Receivables, less allowances for doubtful accounts	$215.7	$5.8	$221.5
Inventories	23.8	(10.0)	13.8
Deferred income taxes	14.5	(0.5)	14.0
Total assets	918.1	(4.7)	913.4

Liabilities
Accrued liabilities	142.7	(5.4)	137.3
Equity
Retained earnings	83.7	0.7	84.4

Total liabilities and equity	$918.1	$(4.7)	$913.4

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Disaggregation of revenue

The following tables disaggregates revenue by reporting unit and timing of revenue recognition for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
	Point in time	Over time	Total
U.S.
Capital Markets	$78.1	$24.4	$102.5
Investment Markets*	70.1	11.7	81.8
Language Solutions*	1.2	—	1.2
Total U.S.	149.4	36.1	185.5
International	26.7	4.7	31.4
Total net sales	$176.1	$40.8	$216.9

	Nine Months Ended September 30, 2018
	Point in time	Over time	Total
U.S.
Capital Markets	$292.1	$72.5	$364.6
Investment Markets*	224.2	38.6	262.8
Language Solutions*	13.7	—	13.7
Total U.S.	530.0	111.1	641.1
International	107.9	13.7	121.6
Total net sales	$637.9	$124.8	$762.7

* Certain prior quarter amounts were restated to conform to the Company’s current reporting unit structure.

Contract Balances

Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. Contract assets were $6.1  million at September 30, 2018 and $9.0 million at January 1, 2018, respectively. Generally, the contract assets balance is impacted by the recognition of additional contract assets, offset by amounts invoiced to customers. For the nine months ended September 30, 2018, final amounts invoiced to customers exceeded estimates of standalone selling price as of January 1, 2018 for the related arrangements by approximately $0.7 million. Contract assets are included in accounts receivable on the condensed consolidated balance sheet.

Contract liabilities consist of deferred revenue and progress billings which are included in accrued liabilities on the condensed consolidated balance sheet. Changes in contract liabilities were as follows:

Balance at January 1, 2018	$14.2
Deferral of revenue	35.4
Revenue recognized	(35.9)
Disposition	(1.6)
Balance at September 30, 2018	$12.1

Note 3. Disposition

On July 22, 2018, the Company sold its Language Solutions business, which helped companies adapt their business content into different languages for specific countries, markets and regions, for net proceeds of $77.5 million in cash, substantially all of which was received as of September 30, 2018, resulting in a gain of $53.5 million, which was recognized in other operating income in the condensed consolidated statement of operations for the three and nine months ended September 30, 2018. Language Solutions' operating results were included within the Language Solutions reporting unit within the U.S. segment as well as the International segment.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 4. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Raw materials and manufacturing supplies	$3.2	$3.3
Work in process	10.6	13.7
Finished goods	—	6.3
Total	$13.8	$23.3

Note 5. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Land	$10.0	$10.0
Buildings	36.3	36.1
Machinery and equipment	105.3	104.0
	151.6	150.1
Less: Accumulated depreciation	(119.9)	(115.4)
Total	$31.7	$34.7

Depreciation expense was $1.6 million and $1.9 million for the three months ended September 30, 2018 and 2017, respectively, and $5.4 million and $5.0 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2018 were as follows:

	U.S.	International	Total
Net book value as of December 31, 2017	$429.2	$18.2	$447.4
Disposition	(3.5)	(5.8)	(9.3)
Foreign exchange and other adjustments	—	(0.6)	(0.6)
Net book value as of September 30, 2018	$425.7	$11.8	$437.5

The components of other intangible assets at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$139.5	$(110.2)	$29.3	$140.6	$(100.7)	$39.9
Trade names	2.9	(2.9)	—	2.9	(2.9)	—
Total other intangible assets	$142.4	$(113.1)	$29.3	$143.5	$(103.6)	$39.9

  Amortization expense for other intangible assets was $3.4 million and $3.6 million for the three months ended September 30, 2018 and 2017, respectively, and $10.3 million and $10.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

The following table outlines the estimated annual amortization expense related to other intangible assets as of September 30, 2018:

For the year ending December 31,	Amount
2018	$13.7
2019	13.7
2020	12.2
2021	—
2022	—
2023 and thereafter	—
Total	$39.6

Note 7. Investments

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which requires that investments in equity securities, except those accounted for under the equity method of accounting or those that result in consolidation, to be measured at fair value with changes in fair value recognized in net income. The Company adopted ASU 2016-01 on January 1, 2018. Upon adoption of ASU 2016-01, there was no material impact on the Company’s consolidated financial position, results of operations or cash flows.

The carrying value of the Company’s equity investments within the scope of ASU 2016-01 was $23.6 million and $14.9 million as of September 30, 2018 and December 31, 2017, respectively. The Company measures its equity investments that do not have a readily determinable fair value, at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes realized and unrealized gains and losses on equity investments recognized in investment and other income in the unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2018:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Net gain on equity securities	$11.8	$11.8
Less: net gain recognized on equity securities sold	(2.4)	(2.4)
Unrealized net gain recognized on equity securities still held at the reporting date	$9.4	$9.4

Note 8. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges recognized in Results of Operations

For the three months ended September 30, 2018 and 2017, the Company recorded the following net restructuring, impairment and other charges:

Three Months Ended	Employee	Other Restructuring	Total Restructuring
September 30, 2018	Terminations	Charges	Charges	Total
U.S.	$0.6	$—	$0.6	$0.6
International	0.1	—	0.1	0.1
Corporate	0.1	—	0.1	0.1
Total	$0.8	$—	$0.8	$0.8

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Three Months Ended	Employee	Other Restructuring	Total Restructuring
September 30, 2017	Terminations	Charges	Charges	Total
U.S.	$0.2	$(1.0)	$(0.8)	$(0.8)
International	0.1	—	0.1	0.1
Corporate	0.1	—	0.1	0.1
Total	$0.4	$(1.0)	$(0.6)	$(0.6)

For the nine months ended September 30, 2018 and 2017, the Company recorded the following net restructuring, impairment and other charges:

Nine Months Ended	Employee	Other Restructuring	Total Restructuring	Other
September 30, 2018	Terminations	Charges	Charges	Charges	Total
U.S.	$1.1	$0.7	$1.8	$0.1	$1.9
International	1.9	—	1.9	—	1.9
Corporate	0.3	—	0.3	—	0.3
Total	$3.3	$0.7	$4.0	$0.1	$4.1

Nine Months Ended	Employee	Other Restructuring	Total Restructuring		Other
September 30, 2017	Terminations	Charges	Charges	Impairment	Charges	Total
U.S.	$3.2	$0.9	$4.1	$0.2	$0.1	$4.4
International	1.3	—	1.3	—	—	1.3
Corporate	0.7	—	0.7	—	—	0.7
Total	$5.2	$0.9	$6.1	$0.2	$0.1	$6.4

Restructuring and Impairment Charges

For the three and nine months ended September 30, 2018, the Company recorded net restructuring charges of $0.8 million and $3.3 million, respectively, for employee termination costs for 76 employees, substantially all of whom were terminated as of September 30, 2018. These charges primarily related to the reorganization of certain operations. Additionally, the Company incurred net lease termination and other restructuring charges of $0.7 million for the nine months ended September 30, 2018.

For the three and nine months ended September 30, 2017, the Company recorded net restructuring charges of $0.4 million and $5.2 million, respectively, for employee termination costs for 169 employees, all of whom were terminated as of September 30, 2018. These charges primarily related to the reorganization of certain operations and certain administrative functions. Additionally, the Company recognized a net reversal of $1.0 million of other restructuring charges during the three months ended September 30, 2017, primarily due to the reversal of previously recognized lease termination costs associated with a facility that the Company began using during the third quarter of 2017. The Company incurred net lease termination and other restructuring charges of $0.9 million for the nine months ended September 30, 2017.  For the nine months ended September 30, 2017, the Company also recorded $0.2 million of net impairment charges primarily related to leasehold improvements associated with facility closures. The nine months ended September 30, 2017 includes $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Restructuring Reserve

The restructuring reserve as of December 31, 2017 and September 30, 2018, and changes during the nine months ended September 30, 2018, were as follows:

	December 31,	Restructuring		Cash	September 30,
	2017	Charges	Reversals	Paid	2018
Employee terminations	$1.3	$3.5	$(0.2)	$(3.3)	$1.3
Lease terminations and other	2.1	0.7	—	(1.3)	1.5
Total	$3.4	$4.2	$(0.2)	$(4.6)	$2.8

The current portion of restructuring reserves of $2.3 million at September 30, 2018 was included in accrued liabilities, while the long-term portion of $0.5 million, primarily related to lease termination costs, was included in other noncurrent liabilities at September 30, 2018.

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

Note 9. Retirement Plans

The components of the estimated net pension plan income for Donnelley Financial’s pension plans for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Pension expense (income)
Interest cost	$2.6	$2.6	$7.7	$7.9
Expected return on assets	(4.0)	(4.0)	(12.0)	(12.0)
Amortization, net	0.6	0.6	1.9	1.6
Net pension income	$(0.8)	$(0.8)	$(2.4)	$(2.5)

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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 10. Income Taxes

The Company’s provision for income taxes for the three and nine months ended September 30, 2018 and 2017 is based on the estimated annual effective tax rate, plus discrete items. The following table presents the provision for income taxes and the effective income tax rates for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$67.7	$7.4	$60.3	814.9%
Income tax expense	19.7	2.1	17.6	838.1%
Effective income tax rate	29.1%	28.4%

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$106.1	$55.4	$50.7	91.5%
Income tax expense	31.5	22.0	9.5	43.2%
Effective income tax rate	29.7%	39.7%

Cash payments (net of refunds) for U.S. federal, states and foreign income taxes were $1.5 million and $8.9 million for the three months ended September 30, 2018 and 2017, respectively, and $7.6 million and $21.8 million for the nine months ended September 30, 2018 and 2017, respectively.

The decrease in the effective income tax rate to 29.7% for the nine months ended September 30, 2018 compared to 39.7% for the nine months ended September 30, 2017 was primarily due to changes in U.S. corporate tax law pursuant to the enactment of the U.S. Federal Tax Cut and Jobs Act (“the Tax Act”) on December 22, 2017, and includes a reduction of the corporate income tax from 35% to 21%, partially offset by an increase in non-deductible expenses and the taxation of certain foreign earnings referred to in the Tax Act as global intangible low-taxed income. The effective income tax rate for the nine months ended September 30, 2018 also reflects the tax impact of the sale of the Language Solutions business.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the tax effects and recorded provisional amounts in its consolidated financial statements for the year ended December 31, 2017. Staff Accounting Bulletin No. 118 (“SAB 118”) provided a measurement period of one year from the Tax Act enactment date for companies to complete their accounting for the enactment-date effects of the Tax Act that were considered provisional estimates at December 31, 2017. During the first quarter of 2018, the Company recognized a measurement-period adjustment of $0.4 million to decrease the income tax liability with a corresponding $0.4 million income tax benefit related to the one-time transition tax on foreign subsidiaries’ untaxed accumulated earnings. The Company is continuing to gather and review additional information needed to complete the accounting for the tax effects of the Tax Act. As a result, the Company has not made any additional measurement-period adjustments during the three months ended September 30, 2018 with respect to the one-time transition tax, re-measurement of deferred tax assets and liabilities and the Company’s indefinite reinvestment assertion. The Company will complete its accounting for these items within the prescribed measurement period.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 11. Equity

The Company’s equity as of December 31, 2017 and September 30, 2018, and changes during the nine months ended September 30, 2018, were as follows:

Total
Equity
Balance at December 31, 2017	$149.4
Net earnings	74.6
Other comprehensive income	(0.9)
Adoption of ASU 2014-09	0.9
Share-based compensation	7.2
Issuance of share-based awards, net of withholdings and other	0.5
Balance at September 30, 2018	$231.7

The Company’s equity as of December 31, 2016 and September 30, 2017, and changes during the nine months ended September 30, 2017, were as follows:

Total
Equity
Balance at December 31, 2016	$111.1
Net earnings	33.4
Other comprehensive income	5.6
Separation-related adjustments	0.2
Share-based compensation	5.2
Issuance of common stock	18.8
Issuance of share-based awards, net of withholdings and other	(0.7)
Balance at September 30, 2017	$173.6

Separation-related adjustments primarily relate to adjustments arising from the finalization of tax returns for periods prior to the Separation as well as the settlement of balances due to or from RRD for activity prior to the Separation.

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

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net earnings per share:
Basic	$1.42	$0.16	$2.21	$1.01
Diluted	$1.40	$0.16	$2.19	$1.01
Numerator:
Net earnings	$48.0	$5.3	$74.6	$33.4
Denominator:
Weighted average number of common shares outstanding	33.9	33.6	33.8	33.0
Dilutive awards	0.3	0.2	0.2	0.2
Diluted weighted average number of common shares outstanding	34.2	33.8	34.0	33.2
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	—	—	0.3	0.2
Stock options	0.6	0.4	0.6	0.3
Total	0.6	0.4	0.9	0.5

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 13. Comprehensive Income

The components of other comprehensive (loss) income and income tax expense allocated to each component for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$0.4	$—	$0.4	$(2.3)	$—	$(2.3)
Adjustment for net periodic pension plan and other postretirement benefits plan cost	0.6	0.2	0.4	1.9	0.5	1.4
Other comprehensive income (loss)	$1.0	$0.2	$0.8	$(0.4)	$0.5	$(0.9)

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$2.2	$—	$2.2	$4.6	$—	$4.6
Adjustment for net periodic pension plan and other postretirement benefits plan cost	0.6	0.3	0.3	1.6	0.6	1.0
Other comprehensive income	$2.8	$0.3	$2.5	$6.2	$0.6	$5.6

Accumulated other comprehensive loss by component as of December 31, 2017 and September 30, 2018 were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2017	$(52.9)	$(11.7)	$(64.6)
Other comprehensive income before reclassifications	—	(2.3)	(2.3)
Amounts reclassified from accumulated other comprehensive loss	1.4	—	1.4
Net change in accumulated other comprehensive loss	1.4	(2.3)	(0.9)
Balance at September 30, 2018	$(51.5)	$(14.0)	$(65.5)

Accumulated other comprehensive loss by component as of December 31, 2016 and September 30, 2017 were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2016	$(52.2)	$(16.1)	$(68.3)
Other comprehensive income before reclassifications	—	4.6	4.6
Amounts reclassified from accumulated other comprehensive loss	1.0	—	1.0
Net change in accumulated other comprehensive loss	1.0	4.6	5.6
Balance at September 30, 2017	$(51.2)	$(11.5)	$(62.7)

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended		Classification in the Condensed
	September 30,		September 30,		Consolidated
	2018	2017	2018	2017	Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial income	$0.6	$0.6	$1.9	$1.6	(a)
Reclassifications before tax	0.6	0.6	1.9	1.6
Income tax expense	0.2	0.3	0.5	0.6
Reclassifications, net of tax	$0.4	$0.3	$1.4	$1.0

(a)

This accumulated other comprehensive loss component is included in the calculation of net periodic pension and other postretirement benefits plan income recognized in investment and other income in the unaudited condensed consolidated statements of operations (see Note 9, Retirement Plans).

Note 14. Segment Information

The Company’s segments are summarized below:

United States

The U.S. segment serves capital market and investment market clients in the U.S. by delivering products and services to help create, manage, and deliver, accurate and timely financial communications to investors and regulators. The Company also provides virtual data rooms to facilitate the deal management requirements of capital markets and mergers and acquisitions transactions, and provides data and analytics services that help professionals uncover intelligence from disclosures contained within public filings made with the SEC. The U.S. segment also includes commercial print. In addition, the U.S. segment included language solutions capabilities, through which the Company translated documents and created content in up to 140 different languages for its clients.*

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

International

The International segment includes the Company’s operations in Asia, Europe, Canada and Latin America. The international business is primarily focused on working with international capital markets clients on capital markets offerings and regulatory compliance related activities into or within the United States. In addition, the international segment provided language translation services and shareholder communication services to investment market clients.*

*The Company sold its Language Solutions business on July 22, 2018. Refer to Note 3, Disposition, for further information.

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

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended September 30, 2018
U.S.	$187.9	$(2.4)	$185.5	$48.4	$10.3	$7.2
International	31.9	(0.5)	31.4	27.0	1.2	—
Total operating segments	219.8	(2.9)	216.9	75.4	11.5	7.2
Corporate	—	—	—	(13.3)	0.1	—
Total operations	$219.8	$(2.9)	$216.9	$62.1	$11.6	$7.2

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended September 30, 2017
U.S.	$188.9	$(2.8)	$186.1	$22.4	$9.2	$7.7
International	37.1	(0.6)	36.5	1.5	1.4	0.1
Total operating segments	226.0	(3.4)	222.6	23.9	10.6	7.8
Corporate	—	—	—	(6.7)	—	0.2
Total operations	$226.0	$(3.4)	$222.6	$17.2	$10.6	$8.0

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Nine Months Ended September 30, 2018
U.S.	$648.7	$(7.6)	$641.1	$121.7	$676.4	$28.7	$21.6
International	123.1	(1.5)	121.6	31.1	99.0	4.0	0.9
Total operating segments	771.8	(9.1)	762.7	152.8	775.4	32.7	22.5
Corporate	—	—	—	(35.1)	138.0	0.4	0.3
Total operations	$771.8	$(9.1)	$762.7	$117.7	$913.4	$33.1	$22.8

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Nine Months Ended September 30, 2017
U.S.	$665.8	$(7.6)	$658.2	$107.5	$715.3	$27.5	$18.1
International	124.8	(2.9)	121.9	7.6	96.0	4.2	0.8
Total operating segments	790.6	(10.5)	780.1	115.1	811.3	31.7	18.9
Corporate	—	—	—	(29.5)	122.4	—	1.1
Total operations	$790.6	$(10.5)	$780.1	$85.6	$933.7	$31.7	$20.0

Note 15. Debt

The Company’s debt as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
8.25% senior notes due October 15, 2024	$300.0	$300.0
Term Loan Credit Facility	106.3	168.6
Borrowings under the Revolving Facility	—	—
Unamortized debt issuance costs	(9.1)	(10.3)
Total debt	397.2	458.3
Less: current portion	—	—
Long-term debt	$397.2	$458.3

The fair value of the senior notes, which was determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s senior notes was $316.4 million and $321.5 million at September 30, 2018 and December 31, 2017, respectively.

The Company has a Credit Agreement (“the Credit Agreement”) which provides for a $350.0  million senior secured term loan B facility (the “Term Loan Credit Facility”) and a $300.0  million senior secured revolving credit facility (the “Revolving Facility”, and, together with the Term Loan Credit Facility, the “Credit Facilities”). The Credit Agreement contains a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $15.0 million in the aggregate. As of September 30, 2018, there were no outstanding borrowings under the Revolving Facility.

The weighted average interest rate on borrowings under the Revolving Facility was 5.1% and 4.4% at September 30, 2018 and 2017, respectively.

Interest paid was $19.9 million and $24.2 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Note 16. Commitments and Contingencies

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

Note 17.  Related Parties

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

Transition Services Agreements

In connection with the Separation, the Company entered into transition services agreements separately with RRD and LSC, under which, in exchange for the fees specified in the arrangements, RRD and LSC agree to provide certain services to the Company and the Company agrees to provide certain services to RRD, respectively. These services have included, but are not limited to, information technology, accounts receivable, accounts payable, payroll and other financial and administrative services and functions. Most of the services provided under the transition services agreements terminated at September 30, 2018. Under certain transition services agreements, RRD agreed to provide information technology services to the Company for up to 36 months following the Separation. These agreements facilitate the separation by allowing the Company to operate independently prior to establishing stand-alone back office systems across its organization.

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

Note 18. New Accounting Pronouncements

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

In March 2017, the FASB issued ASU 2017-07, which the Company adopted retrospectively in the first quarter of 2018. Refer to Note 9, Retirement Plans, for further information.

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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 19. Guarantor Financial Information

As described in Note 15, Debt, on September 30, 2016, the Company issued the Notes. The Guarantors of the Notes, Donnelley Financial, LLC and DFS International Holding, Inc., entered into an agreement pursuant to which each agreed to guarantee the Company’s obligations under the Notes. All guarantees are full and unconditional and joint and several. The Guarantors are 100% directly owned subsidiaries of the Company.

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

The following tables set forth condensed consolidating statements of income for the three and nine months ended September 30, 2018 and 2017, condensed consolidating statements of financial position as of September 30, 2018 and December 31, 2017, and condensed consolidating statements of cash flows for the nine months ended September 30, 2018 and 2017. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions. For purposes of the tables below, the Company is referred to as “Parent” and the Guarantors are referred to as “Guarantor Subsidiaries.”

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$115.6	$24.9	$(2.0)	$138.5
Products net sales	—	72.3	7.0	(0.9)	78.4
Total net sales	—	187.9	31.9	(2.9)	216.9
Services cost of sales (exclusive of depreciation and amortization)	—	60.4	16.9	(1.8)	75.5
Products cost of sales (exclusive of depreciation and amortization)	—	54.3	4.6	(1.1)	57.8
Total cost of sales	—	114.7	21.5	(2.9)	133.3
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	53.2	9.4	—	62.6
Restructuring, impairment and other charges-net	—	0.7	0.1	—	0.8
Depreciation and amortization	—	10.4	1.2	—	11.6
Other operating (income) expense	—	(26.6)	(26.9)	—	(53.5)
Income from operations	—	35.5	26.6	—	62.1
Interest expense (income)-net	8.6	—	(0.2)	—	8.4
Intercompany interest (income) expense - net	(6.1)	6.1	—	—	—
Investment and other income-net	—	(12.6)	(1.4)	—	(14.0)
Earnings (loss) before income taxes and equity in net income of subsidiaries	(2.5)	42.0	28.2	—	67.7
Income tax (benefit) expense	(0.8)	13.2	7.3	—	19.7
Earnings (loss) before equity in net income of subsidiaries	(1.7)	28.8	20.9	—	48.0
Equity in net income of subsidiaries	49.7	20.9	—	(70.6)	—
Net earnings	$48.0	$49.7	$20.9	$(70.6)	$48.0
Comprehensive income (loss)	$48.8	$50.5	$21.5	$(72.0)	$48.8

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$397.7	$94.1	$(5.9)	$485.9
Products net sales	—	251.0	29.0	(3.2)	276.8
Total net sales	—	648.7	123.1	(9.1)	762.7
Services cost of sales (exclusive of depreciation and amortization)	—	196.9	61.6	(5.1)	253.4
Products cost of sales (exclusive of depreciation and amortization)	—	187.2	20.9	(4.0)	204.1
Total cost of sales	—	384.1	82.5	(9.1)	457.5
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	172.9	30.9	—	203.8
Restructuring, impairment and other charges-net	—	2.2	1.9	—	4.1
Depreciation and amortization	—	29.1	4.0	—	33.1
Other operating (income) expense	—	(26.6)	(26.9)	—	(53.5)
Income from operations	—	87.0	30.7	—	117.7
Interest expense (income)-net	27.9	(0.3)	(0.4)	—	27.2
Intercompany interest (income) expense - net	(19.4)	19.4	—	—	—
Investment and other income-net	—	(14.2)	(1.4)	—	(15.6)
Earnings (loss) before income taxes and equity in net income of subsidiaries	(8.5)	82.1	32.5	—	106.1
Income tax (benefit) expense	(2.6)	25.5	8.6	—	31.5
Earnings (loss) before equity in net income of subsidiaries	(5.9)	56.6	23.9	—	74.6
Equity in net income of subsidiaries	80.5	23.9	—	(104.4)	—
Net earnings (loss)	$74.6	$80.5	$23.9	$(104.4)	$74.6
Comprehensive income (loss)	$73.7	$79.6	$21.7	$(101.3)	$73.7

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$112.3	$30.1	$(2.1)	$140.3
Products net sales	—	76.6	7.0	(1.3)	82.3
Total net sales	—	188.9	37.1	(3.4)	222.6
Services cost of sales (exclusive of depreciation and amortization)	—	63.6	20.1	(2.0)	81.7
Products cost of sales (exclusive of depreciation and amortization)	—	56.0	4.3	(1.4)	58.9
Total cost of sales	—	119.6	24.4	(3.4)	140.6
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	45.0	9.8	—	54.8
Restructuring, impairment and other charges-net	—	(0.7)	0.1	—	(0.6)
Depreciation and amortization	—	9.2	1.4	—	10.6
Income from operations	—	15.8	1.4	—	17.2
Interest expense-net	10.2	0.4	—	—	10.6
Investment and other income-net	—	(0.8)	—	—	(0.8)
Earnings (loss) before income taxes and equity in net income of subsidiaries	(10.2)	16.2	1.4	—	7.4
Income tax (benefit) expense	(5.1)	8.4	(1.2)	—	2.1
Earnings (loss) before equity in net income of subsidiaries	(5.1)	7.8	2.6	—	5.3
Equity in net income of subsidiaries	10.4	2.6	—	(13.0)	—
Net earnings (loss)	$5.3	$10.4	$2.6	$(13.0)	$5.3
Comprehensive income (loss)	$7.8	$12.9	$4.8	$(17.7)	$7.8

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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$386.7	$91.2	$(6.5)	$471.4
Products net sales	—	279.1	33.6	(4.0)	308.7
Total net sales	—	665.8	124.8	(10.5)	780.1
Services cost of sales (exclusive of depreciation and amortization)	—	186.9	59.2	(5.9)	240.2
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	—	18.4	1.1	—	19.5
Products cost of sales (exclusive of depreciation and amortization)	—	174.6	20.7	(4.6)	190.7
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	—	30.1	2.2	—	32.3
Total cost of sales	—	410.0	83.2	(10.5)	482.7
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	145.1	28.6	—	173.7
Restructuring, impairment and other charges-net	—	5.1	1.3	—	6.4
Depreciation and amortization	—	27.5	4.2	—	31.7
Income from operations	—	78.1	7.5	—	85.6
Interest expense-net	32.7	—	—	—	32.7
Investment and other income-net	—	(2.5)	—	—	(2.5)
Earnings (loss) before income taxes and equity in net income of subsidiaries	(32.7)	80.6	7.5	—	55.4
Income tax (benefit) expense	(14.4)	35.0	1.4	—	22.0
Earnings (loss) before equity in net income of subsidiaries	(18.3)	45.6	6.1	—	33.4
Equity in net income of subsidiaries	51.7	6.1	—	(57.8)	—
Net earnings (loss)	$33.4	$51.7	$6.1	$(57.8)	$33.4
Comprehensive income (loss)	$39.0	$57.3	$10.7	$(68.0)	$39.0

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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of September 30, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$20.5	$5.6	$30.1	$—	$56.2
Receivables, less allowances	—	183.5	38.0	—	221.5
Intercompany receivables	—	116.1	—	(116.1)	—
Intercompany short-term note receivable-net	—	—	45.0	(45.0)	—
Inventories	—	10.9	2.9	—	13.8
Prepaid expenses and other current assets	—	14.1	2.3	—	16.4
Total current assets	20.5	330.2	118.3	(161.1)	307.9
Property, plant and equipment-net	—	28.7	3.0	—	31.7
Goodwill	—	425.7	11.8	—	437.5
Other intangible assets-net	—	24.0	5.3	—	29.3
Software-net	—	46.4	—	—	46.4
Deferred income taxes	—	34.6	2.8	(23.4)	14.0
Intercompany long-term note receivable	326.0	—	—	(326.0)	—
Other noncurrent assets	2.7	37.8	6.1	—	46.6
Investments in consolidated subsidiaries	456.2	109.0	—	(565.2)	—
Total assets	$805.4	$1,036.4	$147.3	$(1,075.7)	$913.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$53.1	$14.4	$—	$67.5
Intercompany payables	111.1	—	5.0	(116.1)	—
Intercompany short-term note payable-net	45.0	—	—	(45.0)	—
Accrued liabilities	18.1	103.3	15.9	—	137.3
Total current liabilities	174.2	156.4	35.3	(161.1)	204.8
Long-term debt	397.2	—	—	—	397.2
Intercompany long-term note payable	—	326.0	—	(326.0)	—
Deferred compensation liabilities	—	21.7	—	—	21.7
Pension and other postretirement benefits plan liabilities	—	46.6	1.1	—	47.7
Other noncurrent liabilities	2.3	29.5	1.9	(23.4)	10.3
Total liabilities	573.7	580.2	38.3	(510.5)	681.7
Total equity	231.7	456.2	109.0	(565.2)	231.7
Total liabilities and equity	$805.4	$1,036.4	$147.3	$(1,075.7)	$913.4

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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$59.3	$(38.0)	$(10.9)		$10.4
INVESTING ACTIVITIES
Capital expenditures	—	(21.9)	(0.9)	—	(22.8)
Sale of investment	—	3.1	—	—	3.1
Proceeds from disposition	—	34.5	42.6	—	77.1
Intercompany note receivable, net	—	—	(15.0)	15.0	—
Net cash provided by (used in) investing activities	—	15.7	26.7	15.0	57.4
FINANCING ACTIVITIES
Revolving facility borrowings	255.0	—	—	—	255.0
Payments on revolving facility borrowings	(255.0)	—	—	—	(255.0)
Payments on long-term debt	(62.5)	—	—	—	(62.5)
Intercompany note payable, net	15.0	—	—	(15.0)	—
Proceeds from the issuance of common stock	1.2	—	—	—	1.2
Treasury stock repurchases	(0.8)	—	—	—	(0.8)
Net cash used in financing activities	(47.1)	—	—	(15.0)	(62.1)
Effect of exchange rate on cash and cash equivalents	—	—	(1.5)	—	(1.5)
Net increase (decrease) in cash and cash equivalents	12.2	(22.3)	14.3	—	4.2
Cash and cash equivalents at beginning of year	8.3	27.9	15.8	—	52.0
Cash and cash equivalents at end of period	$20.5	$5.6	$30.1	$—	$56.2

Supplemental non-cash disclosure:
Intercompany debt allocation	$(326.0)	$326.0	$—	$—	$—

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(4.3)	$21.8	$13.8	$2.4	$33.7
INVESTING ACTIVITIES
Capital expenditures	—	(19.2)	(0.8)	—	(20.0)
Purchase of investment	—	(3.4)	—	—	(3.4)
Intercompany note receivable	—	—	(19.7)	19.7	—
Other investing activities	—	0.3	—	—	0.3
Net cash provided by (used in) investing activities	—	(22.3)	(20.5)	19.7	(23.1)
FINANCING ACTIVITIES
Revolving facility borrowings	230.0	—	—	—	230.0
Payments on revolving facility borrowings	(230.0)	—	—	—	(230.0)
Payments on long-term debt	(100.0)	—	—	—	(100.0)
Debt issuance costs	(1.5)	—	—	—	(1.5)
Separation-related payment from R.R. Donnelley	68.0	—	—	—	68.0
Proceeds from the issuance of common stock	18.8	—	—	—	18.8
Treasury stock repurchases	(0.9)	—	—	—	(0.9)
Intercompany note payable	19.7	—	—	(19.7)	—
Other financing activities	0.4	—	—	—	0.4
Net cash provided by (used in) financing activities	4.5	—	—	(19.7)	(15.2)
Effect of exchange rate on cash and cash equivalents	—	—	0.6	—	0.6
Net increase (decrease) in cash and cash equivalents	0.2	(0.5)	(6.1)	2.4	(4.0)
Cash and cash equivalents at beginning of year	—	21.8	16.8	(2.4)	36.2
Cash and cash equivalents at end of period	$0.2	$21.3	$10.7	$—	$32.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Donnelley Financial Solutions, Inc. (“Donnelley Financial,” or the “Company”) is a financial communications services company that supports global capital markets compliance and transaction needs for its corporate clients and their advisors (such as law firms and investment bankers) and global investment management compliance and analytics needs for mutual fund companies, variable annuity providers and broker/dealers. The Company provides content management, multi-channel content distribution, data management and analytics services, collaborative workflow and business reporting tools, and translations and other language services in support of its clients’ communications requirements. The Company operates in two business segments:

•

United States. The U.S. segment is comprised of three reporting units: capital markets, investment markets and other, and language solutions. The Company services capital market and investment market clients in the U.S. by delivering products and services to help create, manage and deliver financial communications to investors and regulators. The Company provides capital market and investment market clients with communication tools and services to allow them to comply with their ongoing regulatory filings. In addition, the U.S. segment provides clients with communications services to create, manage and deliver registration statements, prospectuses, proxies and other communications to regulators and investors. The U.S. segment also includes commercial printing capabilities and language solutions.*

Due to the sale of the Language Solutions business, the Company made changes to the reporting units within the U.S. segment. The former Language Solutions and other reporting unit has been renamed “Language Solutions.” Certain results previously included within the former Language Solutions and other reporting unit are now included within the Investment Markets reporting unit.

•

International. The International segment includes operations in Asia, Europe, Canada and Latin America. The international business is primarily focused on working with international capital markets clients on capital markets offerings and regulatory compliance related activities within the United States. In addition, the International segment provides services to international investment market clients to allow them to comply with applicable U.S. Securities and Exchange Commission (“SEC”) regulations, as well as language solutions to international clients.*

*The Company sold its Language Solutions business on July 22, 2018. See “Executive Overview” below.

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

For the Company’s financial results and the presentation of certain other financial information by segment, see Note 14, Segment Information, to the Unaudited Condensed Consolidated Financial Statements.

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

Executive Overview

Third Quarter Overview

Net sales decreased by $5.7 million, or 2.6%, for the third quarter of 2018 compared to the same period in the prior year, including a $0.7 million, or 0.3%, decrease due to changes in foreign exchange rates. Net sales decreased primarily due to the sale of the Language Solutions business and lower capital markets compliance, healthcare and commercial print volumes, partially offset by higher capital markets transactions and growth in SaaS solutions, primarily in FundSuiteArc and ActiveDisclosure.

On July 22, 2018, the Company sold its Language Solutions business, which helped companies adapt their business content into different languages for specific countries, markets and regions, for net proceeds of $77.5 million in cash, substantially all of which was received during the three months ended September 30, 2018, resulting in a net gain of $53.5 million, which was recognized in other operating income in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2018. The Company used approximately $60.0 million of net proceeds from the sale to pay down debt under the Term Loan Credit Facility (as defined in Liquidity and Capital Resources) in July 2018 in accordance with the provisions of the Credit Agreement.

OUTLOOK

Competition

Technological and regulatory changes, including the electronic distribution of documents and data hosting of media content, continue to impact the market for our products and services. In addition to the Company’s ongoing innovation in its SaaS solutions, one of the Company’s competitive strengths is that it offers a wide array of communications products, compliance services, a global platform, exceptional sales and service and regulatory domain expertise, which provide differentiated solutions for its clients.

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

Results of Operations for the Three Months Ended September 30, 2018 as Compared to the Three Months Ended September 30, 2017

The following table shows the results of operations for the three months ended September 30, 2018 and 2017:

	2018	2017	$ Change	% Change
	(in millions, except percentages)
Services net sales	$138.5	$140.3	$(1.8)	(1.3%)
Products net sales	78.4	82.3	(3.9)	(4.7%)
Net sales	216.9	222.6	(5.7)	(2.6%)
Services cost of sales (exclusive of depreciation and amortization)	75.5	81.7	(6.2)	(7.6%)
Products cost of sales (exclusive of depreciation and amortization)	57.8	58.9	(1.1)	(1.9%)
Cost of sales	133.3	140.6	(7.3)	(5.2%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	62.6	54.8	7.8	14.2%
Restructuring, impairment and other charges-net	0.8	(0.6)	1.4	(233.3%)
Depreciation and amortization	11.6	10.6	1.0	9.4%
Other operating income	(53.5)	—	(53.5)	100.0%
Income from operations	$62.1	$17.2	$44.9	261.0%

Consolidated

Net sales of services for the three months ended September 30, 2018 decreased $1.8 million, or 1.3%, to $138.5 million, versus the three months ended September 30, 2017, including a $0.6 million, or 0.4%, decrease due to changes in foreign exchange rates. Net sales of services decreased due to the impact from the sale of the Language Solutions business and a $0.6 million, or 0.3%, decrease due to the adoption of the new revenue recognition standard, partially offset by higher capital markets transactions volumes and growth in SaaS solutions, primarily in FundSuiteArc and ActiveDisclosure.

Net sales of products for the three months ended September 30, 2018 decreased $3.9 million, or 4.7%, to $78.4 million versus the three months ended September 30, 2017, including a $0.1 million, or 0.1%, decrease due to changes in foreign exchange rates. Net sales of products decreased due to lower capital markets compliance, healthcare and commercial print volumes and a $1.9 million, or 2.3%, decrease due to the adoption of the new revenue recognition standard, partially offset by higher capital markets transactions and mutual fund print volumes.

Services cost of sales decreased $6.2 million, or 7.6%, for the three months ended September 30, 2018, versus the three months ended September 30, 2017, due to the impact from the sale of the Language Solutions business and cost control initiatives, partially offset by higher volumes in capital markets transactions and growth in SaaS solutions, primarily in FundSuiteArc and ActiveDisclosure. As a percentage of net sales, services cost of sales decreased 3.7% primarily due to favorable mix from higher capital markets transaction, FundSuiteArc and ActiveDisclosure volumes and cost control initiatives.

Products cost of sales decreased $1.1 million, or 1.9%, for the three months ended September 30, 2018, versus the three months ended September 30, 2017. Products cost of sales decreased due to lower volumes in capital markets compliance, healthcare and commercial print, a $2.2 million, or 3.7%, decrease due to the adoption of the new revenue recognition standard and cost control initiatives, partially offset by higher capital markets transaction and mutual fund print volumes. As a percentage of net sales, products cost of sales increased 2.1%, primarily due to unfavorable mix of products sales.

Selling, general and administrative expenses increased $7.8 million, or 14.2%, to $62.6 million, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to disposition-related expenses. As a percentage of net sales, selling, general, and administrative expenses increased from 24.6% for the three months ended September 30, 2017 to 28.9% for the three months ended September 30, 2018 primarily due to disposition-related expenses.

For the three months ended September 30, 2018, the Company recorded net restructuring, impairment and other charges of $0.8 million, as compared to a net restructuring reversal of $0.6 million for the three months ended September 30, 2017. In 2018, these charges included $0.8 million of employee termination costs for 29 employees. In 2017, these charges included a $1.0 million net restructuring reversal of other restructuring charges, primarily related to the reversal of previously recognized lease termination charges associated with a facility that the Company began using during the third quarter of 2017, partially offset by $0.4 million of employee termination costs for 21 employees.

Depreciation and amortization increased $1.0 million, or 9.4%, to $11.6 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  Depreciation and amortization included $3.4 million and $3.6 million of amortization of other intangible assets related to customer relationships for the three months ended September 30, 2018 and 2017, respectively.

Other operating income for the three months ended September 30, 2018 included a $53.5 million net gain recognized on the sale of the Language Solutions business.

Income from operations for the three months ended September 30, 2018 increased $44.9 million, or 261.0%, to $62.1 million versus the three months ended September 30, 2017, primarily due to the net gain recognized on the sale of the Language Solutions business, partially offset by disposition-related expenses.

	2018	2017	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$8.4	$10.6	$(2.2)	(20.8%)

Net interest expense decreased $2.2 million for the three months ended September 30, 2018 versus the same period in 2017, due to a decrease in average outstanding debt.

	2018	2017	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$67.7	$7.4	$60.3	814.9%
Income tax expense	19.7	2.1	17.6	838.1%
Effective income tax rate	29.1%	28.4%

The effective income tax rate was 29.1% for the three months ended September 30, 2018 compared to 28.4% for the three months ended September 30, 2017. The effective income tax rate for the three months ended September 30, 2018 reflects the impact to the Company of the changes in U.S. tax law pursuant to the enactment of the U.S. Federal Tax Cut and Jobs Act (“the Tax Act”), which includes a reduction of the corporate income tax rate from 35% to 21%, partially offset by an increase in non-deductible expenses and the taxation of certain foreign earnings referred to in the Tax Act as global intangible low-taxed income. Refer to Note 10, Income Taxes, to the Unaudited Condensed Consolidated Financial Statements for additional information on the impact of the Tax Act to the Company’s financial statements. The effective income tax rate for the three months ended September 30, 2018 also reflects the tax impact of the sale of the Language Solutions business. The effective income tax rate for the three months ended September 30, 2017 reflected a favorable adjustment to reduce the Company’s forecasted full year income tax rate for 2017 which had a significant impact due to lower earnings before income taxes for that quarter. The effective income tax rate for the three months ended September 30, 2017 also reflected the positive settlement of prior years’ tax disputes.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate.

U.S.

	Three Months Ended September 30,
	2018	2017
	(in millions, except percentages)
Net sales	$185.5	$186.1
Income from operations	48.4	22.4
Operating margin	26.1%	12.0%
Gain on sale of Language Solutions business	26.6	—
Spin-off related transaction expenses	1.6	2.2
Restructuring, impairment and other charges-net	0.6	(0.8)

	Net Sales for the Three Months
	Ended September 30,
Reporting unit	2018	2017	$ Change	% Change
	(in millions, except percentages)
Capital Markets	$102.5	$93.8	$8.7	9.3%
Investment Markets*	81.8	87.5	(5.7)	(6.5%)
Language Solutions*	1.2	4.8	(3.6)	(75.0%)
Total U.S.	$185.5	$186.1	$(0.6)	(0.3%)

*Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. segment for the three months ended September 30, 2018 were $185.5 million, a decrease of $0.6 million, or 0.3%, compared to the three months ended September 30, 2017, including a $2.5 million, or 1.3%, decrease due to the adoption of the new revenue recognition standard.  Net sales decreased due to lower capital markets compliance and healthcare volumes, the sale of the Language Solutions business and lower commercial print volumes, mostly offset by higher capital markets transactions, growth in SaaS solutions, primarily in FundSuiteArc and ActiveDisclosure and higher mutual fund volumes. An analysis of net sales by reporting unit follows:

•	Capital Markets: Sales increased due to higher transactions and ActiveDisclosure volumes, partially offset by lower compliance volumes.
•

Investment Markets: Sales decreased due to lower healthcare and commercial print volumes and a $2.5 million decrease due to the adoption of the new revenue recognition standard, partially offset by growth in FundSuiteArc and higher mutual fund print related volume.

•	Language Solutions: Sales decreased due to the sale of the Language Solutions business.

U.S. segment income from operations increased $26.0 million, or 116.1%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily due to the gain recognized on the sale of the Language Solutions business, partially offset by higher restructuring, impairment, and other charges.

Operating margins increased from 12.0% for the three months ended September 30, 2017 to 26.1% for the three months ended September 30, 2018 of which 14.3 percentage points was due to the gain recognized on the sale of the Language Solutions business and 0.3 percentage points was due to lower spin-off related transaction expenses. Operating margins were also impacted by an increase in restructuring, impairment and other charges which negatively impacted margins by 0.7 percentage points.

International

	Three Months Ended September 30,
	2018	2017
	(in millions, except percentages)
Net sales	$31.4	$36.5
Income from operations	27.0	1.5
Operating margin	86.0%	4.1%
Gain on sale of Language Solutions business	26.9	—
Disposition-related expenses	1.2	—
Restructuring, impairment and other charges-net	0.1	0.1

Net sales for the International segment for the three months ended September 30, 2018 were $31.4 million, a decrease of $5.1 million, or 14.0%, compared to the three months ended September 30, 2017 including a $0.7 million, or 1.9%, decrease due to changes in foreign exchange rates. Net sales decreased due to the sale of the Language Solutions business, partially offset by higher capital markets transaction, FundSuiteArc and virtual data room services volumes.

International segment income from operations increased $25.5 million compared to the three months ended September 30, 2017, primarily due to the gain recognized on the sale of the Language Solutions business.

Operating margins increased from 4.1% for the three months ended September 30, 2017 to 86.0% for the three months ended September 30, 2018 due to the gain recognized on the sale of the Language Solutions business.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended September 30,
	2018	2017
	(in millions)
Operating expenses	$13.3	$6.7
Disposition-related expenses	3.3	—
Share-based compensation expense	2.1	1.7
Spin-off related transaction expenses	2.1	0.4
Restructuring, impairment and other charges-net	0.1	0.1

Corporate operating expenses for the three months ended September 30, 2018 increased $6.6 million versus the same period in 2017 primarily due to disposition-related expenses and an increase in incentive compensation and share-based compensation expense.

Results of Operations for the Nine Months Ended September 30, 2018 as Compared to the Nine Months Ended September 30, 2017

The following table shows the results of operations for the nine months ended September 30, 2018 and 2017:

	2018	2017	$ Change	% Change
	(in millions, except percentages)
Services net sales	$485.9	$471.4	$14.5	3.1%
Products net sales	276.8	308.7	(31.9)	(10.3%)
Net sales	762.7	780.1	(17.4)	(2.2%)
Services cost of sales (exclusive of depreciation and amortization)	253.4	240.2	13.2	5.5%
Services cost of sales with RRD affiliates (exclusive of depreciation and amortization)*	—	19.5	(19.5)	(100.0%)
Products cost of sales (exclusive of depreciation and amortization)	204.1	190.7	13.4	7.0%
Products cost of sales with RRD affiliates (exclusive of depreciation and amortization)*	—	32.3	(32.3)	(100.0%)
Cost of sales	457.5	482.7	(25.2)	(5.2%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	203.8	173.7	30.1	17.3%
Restructuring, impairment and other charges-net	4.1	6.4	(2.3)	(35.9%)
Depreciation and amortization	33.1	31.7	1.4	4.4%
Other operating income	(53.5)	—	(53.5)	100.0%
Income from operations	$117.7	$85.6	$32.1	37.5%

*Beginning in the quarter ended June 30, 2017, LSC no longer qualified as a related party, therefore the amounts disclosed related to LSC are presented through March 31, 2017 only. Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party, therefore the amounts disclosed related to RRD are presented through June 30, 2017 only.

Consolidated

Net sales of services for the nine months ended September 30, 2018 increased $14.5 million, or 3.1%, to $485.9 million, versus the nine months ended September 30, 2017, including a $2.9 million, or 0.6%, increase due to changes in foreign exchange rates. Net sales of services increased due to higher volumes in capital markets transactions, virtual data room services and growth in SaaS solutions, primarily in FundSuiteArc and ActiveDisclosure, and a $1.0 million, or 0.2%, increase due to the adoption of the new revenue recognition standard, partially offset by the impact from the sale of the Language Solutions business and lower volumes in capital markets compliance and mutual fund print-related services.

Net sales of products for the nine months ended September 30, 2018 decreased $31.9 million, or 10.3%, to $276.8 million versus the nine months ended September 30, 2017, including a $0.7 million, or 0.2%, increase due to changes in foreign exchange rates. Net sales of products decreased due to lower mutual fund print, capital markets compliance and commercial print volumes and a $1.8 million, or 0.6%, decrease due to the adoption of the new revenue recognition standard, partially offset by higher capital markets transactions volumes.

Services cost of sales for the nine months ended September 30, 2018 decreased $6.3 million, or 2.4%, compared to the nine months ended September 30, 2017, including a $0.4 million, or 0.2%, increase due to the adoption of the new revenue recognition standard. Services cost of sales decreased primarily due to cost control initiatives. As a percentage of net sales, services cost of sales decreased 2.9% due to favorable mix and cost control initiatives.

Products cost of sales decreased $18.9 million, or 8.5%, for the nine months ended September 30, 2018, versus the nine months ended September 30, 2017. Products cost of sales decreased due to lower mutual fund print, capital markets compliance and commercial print volumes, a $0.9 million, or 0.4%, decrease due to the adoption of the new revenue recognition standard and cost control initiatives. As a percentage of net sales, products cost of sales increased 1.5% primarily due to unfavorable mix.

Selling, general and administrative expenses increased $30.1 million, or 17.3%, to $203.8 million, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to an increase in spin-off related transaction expenses, which include system implementation expenses as a result of transitioning from transition services agreements and disposition-related expenses. As a percentage of net sales, selling, general, and administrative expenses increased from 22.3% for the nine months ended September 30, 2017 to 26.7% for the nine months ended September 30, 2018 primarily due to increased spin-off related transaction expenses and disposition-related expenses.

For the nine months ended September 30, 2018, the Company recorded net restructuring, impairment and other charges of $4.1 million, as compared to $6.4 million for the nine months ended September 30, 2017.  In 2018, these charges included $3.3 million of employee termination costs for 76 employees, $0.7 million of lease termination and other restructuring costs and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.  In 2017, these charges included $5.2 million of employee termination costs for 169 employees, $0.9 million of lease termination and other restructuring costs, $0.2 million of impairment charges for long-lived assets and $0.1 for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

Depreciation and amortization increased $1.4 million, or 4.4%, to $33.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  Depreciation and amortization included $10.3 million and $10.7 million of amortization of other intangible assets related to customer relationships for the nine months ended September 30, 2018 and 2017, respectively.

Other operating income for the nine months ended September 30, 2018 included a $53.5 million net gain recognized on the sale of the Language Solutions business.

Income from operations for the nine months ended September 30, 2018 increased $32.1 million, or 37.5%, to $117.7 million versus the nine months ended September 30, 2017, due to the net gain recognized on the sale of the Language Solutions business and lower restructuring impairment and other charges, partially offset by an increase in spin-off related transaction expenses and disposition-related expenses.

	2018	2017	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$27.2	$32.7	$(5.5)	(16.8%)

Net interest expense decreased $5.5 million for the nine months ended September 30, 2018 versus the same period in 2017, due to a decrease in average outstanding debt.

	2018	2017	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$106.1	$55.4	$50.7	91.5%
Income tax expense	31.5	22.0	9.5	43.2%
Effective income tax rate	29.7%	39.7%

The effective income tax rate was 29.7% for the nine months ended September 30, 2018 compared to 39.7% for the nine months ended September 30, 2017. The decrease in the effective tax rate was primarily due to changes in U.S. corporate tax law pursuant to the enactment of the Tax Act and includes a reduction in the corporate income tax rate from 35% to 21%, partially offset by an increase in non-deductible expenses and the taxation of certain foreign earnings referred to in the Tax Act as global intangible low-taxed income. Refer to Note 10, Income Taxes, to the Unaudited Condensed Consolidated Financial Statements for additional information on the impact of the Tax Act to the Company’s financial statements. The effective income tax rate for the nine months ended September 30, 2018 also reflects the tax impact of the sale of the Language Solutions business.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate.

U.S.

	Nine Months Ended September 30,
	2018	2017
	(in millions, except percentages)
Net sales	$641.1	$658.2
Income from operations	121.7	107.5
Operating margin	19.0%	16.3%
Gain on sale of Language Solutions business	26.6	—
Spin-off related transaction expenses	15.6	4.0
Restructuring, impairment and other charges-net	1.9	4.4

	Net Sales for the Nine Months
	Ended September 30,
Reporting unit	2018	2017	$ Change	% Change
	(in millions, except percentages)
Capital Markets	$364.6	$349.8	$14.8	4.2%
Investment Markets*	262.8	291.9	(29.1)	(10.0%)
Language Solutions*	13.7	16.5	(2.8)	(17.0%)
Total U.S.	$641.1	$658.2	$(17.1)	(2.6%)

* Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. segment for the nine months ended September 30, 2018 were $641.1 million, a decrease of $17.1 million, or 2.6%, compared to the nine months ended September 30, 2017, including a $1.0 million, or 0.2%, decrease due to the adoption of the new revenue recognition standard.  Net sales decreased due to lower volumes in mutual fund print and print-related services and capital markets compliance, partially offset by higher volumes in capital markets transactions and growth in SaaS solutions, primarily in FundSuiteArc, virtual data room services and ActiveDisclosure. An analysis of net sales by reporting unit follows:

•

Capital Markets: Sales increased due to higher volumes in transactions, virtual data room services and ActiveDisclosure and a $0.7 million increase due to the adoption of the new revenue recognition standard, partially offset by lower compliance volumes.

•

Investment Markets: Sales decreased due to lower volumes in mutual fund print and print-related services, healthcare and commercial print and a $1.7 million decrease due to the adoption of the new revenue recognition standard, partially offset by higher FundSuiteArc volumes.

•	Language Solutions: Sales decreased primarily due to the sale of the Language Solutions business.

U.S. segment income from operations increased $14.2 million, or 13.2%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, due to the gain recognized on the sale of the Language Solutions business, lower restructuring, impairment and other charges and cost control initiatives, partially offset by an increase in spin-off related transaction expenses and lower sales volumes.

Operating margins increased from 16.3% for the nine months ended September 30, 2017 to 19.0% for the nine months ended September 30, 2018 of which 4.1 percentage points was due to the gain on the sale of the Language Solutions business and 0.4 percentage points was due to lower restructuring, impairment and other charges. Operating margins were also impacted by an increase in spin-off related transaction expenses which negatively impacted margins by 1.8 percentage points.

International

	Nine Months Ended September 30,
	2018	2017
	(in millions, except percentages)
Net sales	$121.6	$121.9
Income from operations	31.1	7.6
Operating margin	25.6%	6.2%
Gain on sale of Language Solutions business	26.9	—
Restructuring, impairment and other charges-net	1.9	1.3
Disposition-related expenses	1.2	—

Net sales for the International segment for the nine months ended September 30, 2018 were $121.6 million, a decrease of $0.3 million, or 0.2%, compared to the nine months ended September 30, 2017 including a $3.6 million, or 3.0%, increase due to changes in foreign exchange rates and a $0.2 million, or 0.2%, increase due to the adoption of the new revenue recognition standard. Net sales decreased due to the sale of the Language Solutions business and lower capital markets transactions volumes, partially offset by growth in SaaS solutions, primarily in ActiveDisclosure and FundSuiteArc.

International segment income from operations increased $23.5 million compared to the nine months ended September 30, 2017, due to the gain recognized on the sale of the Language Solutions business, partially offset by lower volumes in capital markets transactions and an increase in restructuring, impairment and other charges.

Operating margins increased from 6.2% for the nine months ended September 30, 2017 to 25.6% for the nine months ended September 30, 2018 of which 22.1 percentage points was driven by the gain on sale of the Language Solutions business, partially offset by 0.5 percentage points due to higher restructuring, impairment and other charges.  Operating margins were also impacted by unfavorable mix.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Operating expenses	$35.1	$29.5
Share-based compensation expense	7.2	5.2
Disposition-related expenses	5.3	—
Spin-off related transaction expenses	4.3	5.8
Acquisition-related expenses	0.5	—
Restructuring, impairment and other charges-net	0.3	0.7

Corporate operating expenses for the nine months ended September 30, 2018 increased $5.6 million versus the same period in 2017 due to disposition-related expenses and an increase in share-based compensation expense, partially offset by a decrease in spin-off related transaction expenses.

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

A reconciliation of GAAP net earnings to Non-GAAP adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017 for these adjustments is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net earnings	$48.0	$5.3	$74.6	$33.4
Net gain on sale of Language Solutions business	(53.5)	—	(53.5)	—
Gain on equity investment	(11.8)	—	(11.8)	—
Spin-off related transaction expenses	3.7	2.6	19.9	9.8
Share-based compensation expense	2.1	1.7	7.2	5.2
Disposition-related expenses	4.5	—	6.5	—
Restructuring, impairment and other charges—net	0.8	(0.6)	4.1	6.4
Acquisition-related expenses	—	—	0.5	—
Depreciation and amortization	11.6	10.6	33.1	31.7
Interest expense—net	8.4	10.6	27.2	32.7
Investment and other income—net	(2.2)	(0.8)	(3.8)	(2.5)
Income tax expense	19.7	2.1	31.5	22.0
Non-GAAP adjusted EBITDA	$31.3	$31.5	$135.5	$138.7

Net gain on sale of Language Solutions business. Included pre-tax gain of $53.5 million for the three and nine months ended September 30, 2018.

Gain on equity investment. Included pre-tax gain of $11.8 million for the three and nine months ended September 30, 2018.

Spin-off related transaction expenses. Included pre-tax charges of $3.7 million and $2.6 million for the three months ended September 30, 2018 and 2017, respectively, and $19.9 million and $9.8 million for the nine months ended September 30, 2018 and 2017, respectively, related to third-party consulting fees, information technology expenses, legal fees and other costs related to the Separation.

Share-based compensation expense. Included pre-tax charges of $2.1 million and $1.7 million for the three months ended September 30, 2018 and 2017, respectively, and $7.2 million and $5.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Disposition-related expenses. Included pre-tax charges of $4.5 million and $6.5 million primarily related to legal fees, third-party advisory and consulting fees and other costs for the three and nine months ended September 30, 2018, respectively.

2018 Restructuring, impairment and other charges—net. The three months ended September 30, 2018 included $0.8 million for employee termination costs. The nine months ended September 30, 2018 included $3.3 million for employee termination costs, $0.7 million of lease termination and other restructuring costs, and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

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

Acquisition-related expenses. Included pre-tax charges of $0.5 million primarily related to legal expenses for the nine months ended September 30, 2018 associated with contemplated acquisitions.

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

The following describes the Company’s cash flows for the nine months ended September 30, 2018 and 2017.

Cash Flows Provided By Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s services and products. Operating cash outflows are largely attributable to recurring expenditures for labor, rent, raw materials and other operating activities.

Net cash provided by operating activities was $10.4 million for the nine months ended September 30, 2018 compared to $33.7 million net cash provided by operating activities for the nine months ended September 30, 2017. The decrease in net cash provided by operating activities reflected timing of customer payments and higher payments for incentive compensation costs, partially offset by lower payments related to taxes and interest.

Cash Flows Provided By Investing Activities

Net cash provided by investing activities was $57.4 million for the nine months ended September 30, 2018 compared to net cash used in investing activities of $23.1 million for the nine months ended September 30, 2017. Capital expenditures were $22.8 million during the nine months ended September 30, 2018, an increase of $2.8 million as compared to the nine months ended September 30, 2017. The Company expects that capital expenditures for 2018 will be approximately $35.0 million to $40.0 million, compared to $27.8 million in 2017. For the nine months ended September 30, 2018, cash provided by investing activities included $77.1 million net proceeds from the sale of the Language Solutions business. For the nine months ended September 30, 2017, cash used in investing activities included $3.4 million for the purchase of an investment in AuditBoard.

Cash Flows Used for Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2018 was $62.1 million compared to $15.2 million for the nine months ended September 30, 2017. Net cash used in financing activities for the nine months ended September 30, 2018 reflected $62.5 million of payments on long-term debt. Net cash used in financing activities for the nine months ended September 30, 2017 reflected $100.0 million in payments on long-term debt, partially offset by a $68.0 million Separation-related payment from RRD and $18.8 million of proceeds from the issuance of common stock.

Contractual Cash Obligations and Other Commitments and Contingencies

In connection with the Separation, the Company entered into transition services agreements separately with RRD and LSC, under which, in exchange for the fees specified in the arrangements, RRD and LSC agree to provide certain services to the Company and the Company agrees to provide certain services to RRD, respectively. These services have included, but are not limited to, information technology, accounts receivable, accounts payable, payroll and other financial and administrative services and functions. Most of the services provided under the transition services agreements terminated at September 30, 2018. Under certain transition services agreements, RRD agreed to provide information technology services to the Company for up to 36 months following the Separation.

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

Liquidity

Cash and cash equivalents of $56.2 million at September 30, 2018 included $26.1 million in the U.S. and $30.1 million at international locations. The Company has not recognized deferred tax liabilities related to taxes on foreign earnings as foreign earnings are considered to be indefinitely reinvested. As a result of the transition tax that the Company will incur pursuant to the Tax Act, the Company now has the ability to repatriate to the U.S. parent the foreign cash associated with the foreign earnings subject to the transition tax, as these earnings have already been subject to U.S. federal taxes. The Company is currently analyzing its global working capital and cash requirements in order to determine the amount of excess cash at its foreign subsidiaries that can be repatriated to the U.S. with minimal additional taxes, but has not yet determined whether the Company plans to change its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences. Management regularly evaluates whether foreign earnings are expected to be indefinitely reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

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

The Company’s debt maturity schedule as of September 30, 2018 is shown in the table below:

	Debt Maturity Schedule
	Total	2018	2019	2020	2021	2022	Thereafter
Notes (a)	$300.0	$—	$—	$—	$—	$—	$300.0
Borrowings under the Term Loan Credit Facility (b)	107.5	—	—	2.5	10.0	10.0	85.0
Borrowings under the Revolving Facility	—	—	—	—	—	—	—
Total	$407.5	$—	$—	$2.5	$10.0	$10.0	$385.0

(a)	Excludes unamortized debt issuance costs of $4.1 million which do not represent contractual commitments with a fixed amount or maturity date.
(b)	Excludes unamortized debt issuance costs of $5.0 million and a discount of $1.2 million which do not represent contractual commitments with a fixed amount or maturity date.

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

As of September 30, 2018, there were no outstanding borrowings under the Revolving Facility. Based on the Company’s results of operations for the twelve months ended September 30, 2018 and existing debt, the Company would have had the ability to utilize $209.1 million of the $300.0 million Revolving Facility and not have been in violation of the terms of the agreement. The current availability under the Revolving Facility and net available liquidity as of September 30, 2018 is shown in the table below:

September 30, 2018
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	90.9
$209.1
Usage
Borrowings under the Revolving Facility	—
Impact on availability related to outstanding letters of credit	—
$—

Current availability at September 30, 2018	$209.1
Cash	56.2
Net Available Liquidity	$265.3

The Company was in compliance with its debt covenants as of September 30, 2018, and expects to remain in compliance based on management’s estimates of operating and financial results for 2018 and the foreseeable future.  However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods.  As of September 30, 2018, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of September 30, 2018, the Revolving Facility is supported by seventeen U.S. and international financial institutions.

As of September 30, 2018, the Company had $2.7 million in outstanding letters of credit and bank guarantees, none of which reduced the availability under the Revolving Facility.

Disposition

On July 22, 2018, the Company sold the Language Solutions business for net proceeds of approximately $77.5 million, substantially all of which was received as of September 30, 2018. The Company used approximately $60.0 million of net proceeds from the sale to pay down debt under the Term Loan Credit Facility in July 2018 in accordance with the provisions of the Credit Agreement.

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

Risk Management

The Company is exposed to interest rate risk on its variable debt.  At September 30, 2018, the Company’s exposure to rate fluctuations on variable-interest borrowings was $107.5 million.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows. A hypothetical 10% change in yield would change the fair values of fixed-rate debt at September 30, 2018 by approximately $10.5 million, or 3.5%.

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

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 16, Commitments and Contingencies, to the Unaudited Condensed and Consolidated Financial Statements.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s consolidated financial statements are described in Note 18, New Accounting Pronouncements, to the Unaudited Condensed Consolidated Financial Statements.

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

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2018. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

(b)	Changes in internal control over financial reporting.

During the third quarter of 2018, under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company completed the implementation of a new global operating and financial reporting information technology system. In connection with the implementation, the Company changed certain processes and procedures which resulted in changes to its internal controls over financial reporting. Management will continue to evaluate and monitor its internal controls as processes and procedures in the affected areas evolve. There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 16, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 28, 2018, other than the following:

Our business may be adversely affected by the implementation of a new global financial reporting information technology system.

We have implemented a new global financial reporting information technology system. There are inherent risks associated with upgrading or changing systems, including inaccurate data or reporting. In addition, the system implementation may not result in the anticipated improvements and the cost of implementation may outweigh the benefits. System implementation failures and the related costs to remedy such failures could have an adverse effect on our cash flows and financial condition, and may adversely affect the effectiveness of internal controls over financial reporting.

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

Date: November 7, 2018