Form 10-K
period 2018-12-31
Donnelley Financial Solutions, Inc.
filed 2019-02-27
CIK 1669811

E su

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the shares of common stock (based on the closing price of these shares on the NYSE) on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $582,894,470.

As of February 22, 2019, 34,116,796 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement related to its annual meeting of stockholders scheduled to be held on May 30, 2019 are incorporated by reference into Part III of this Form 10-K.

DONNELLEY FINANCIAL SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

PART I

ITEM 1.	BUSINESS

Company Overview

Donnelley Financial Solutions, Inc. (“DFIN,” or the “Company”) is a leading global risk and compliance solutions company. The Company provides regulatory filing and deal solutions via its software-as-a-service (“SaaS”), technology-enabled services and print and distribution solutions to public and private companies, mutual funds and other regulated investment firms, to serve their regulatory and compliance needs. For corporate clients within its capital markets offerings, the Company offers technology-enabled filing solutions that allow U.S. public companies to comply with applicable U.S. Securities and Exchange Commission (“SEC”) regulations. The Company’s services include filing agent services, digital document creation and online content management tools that support their corporate financial transactions and regulatory reporting. The Company provides solutions to facilitate clients’ communications with their shareholders; and virtual data rooms and other deal management solutions. For the investment markets, including alternative investment and insurance investment companies, the Company provides technology-enabled filing solutions including cloud-based tools for creating and filing high-quality regulatory documents and solutions for investors designed to improve the speed of access to and accuracy of investment information. Throughout a company’s life cycle, the Company serves its clients’ regulatory and compliance needs. The Company’s deep industry and regulatory expertise and a commitment to exceptional service guides our clients to navigate a high-stakes and ever-changing regulatory environment.

Global Capital Markets (“GCM”)

The Company provides a comprehensive set of solutions to corporate clients, domestically and internationally, to comply with disclosure obligations, create, manage and deliver accurate and timely financial communications, manage public and private transaction processes and provide clients with business intelligence from financial disclosures with data and analytics services. These solutions include the Company’s traditional full-service EDGAR filing preparation and filing agent services, technology-enabled services and print and distribution solutions, as well as the Company’s increasing SaaS solutions, ActiveDisclosure, Venue Virtual Data Room (“Venue”) and EDGAR Online.

The Company’s GCM clients consist mainly of companies that are subject to the filing and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”) and the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). In 2018, approximately 34% of GCM net sales were compliance in nature. The Company also supports public and private companies throughout merger and acquisition transaction processes and in public and private capital markets transactions with deal management solutions focused on aiding transactional efficiency from inception to completion. In 2018, approximately 52% of GCM net sales were transactional in nature, approximately 13% of GCM net sales were related to Venue services and the remainder of GCM net sales were related to data and analytics services.

Transaction Solutions

The Company helps GCM clients throughout the course of public and private business transactions. For mergers and acquisition (“M&A”) transactions the Company supports deal participants in creating transaction-related registration statements, proxies and prospectuses, files client documents as their filing agent through the SEC’s Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) filing system and manages print for distribution to its clients’ shareholders.  The Company also provides complete initial public offering (“IPO”) solutions that support the various stages of the IPO process. Solutions include preparing and filing registration statements and prospectuses, both through the Company’s filing agent solution and its Active Disclosure SaaS solution, the Venue virtual data room and secure file sharing SaaS solution and the eBrevia contract analytics SaaS solution.

The Company’s cloud-based Venue® Virtual Data Room is a highly secure data room platform that allows GCM clients to share confidential information in real-time throughout the transaction lifecycle. Clients can maintain control over sensitive data when conducting due diligence for M&A, raising capital for an IPO or developing a document repository. Specifically, companies have used Venue to securely organize, manage, distribute and track corporate governance, financing, legal and other documents in an online workspace accessible to internal and outside advisors.

The Company acquired eBrevia, a provider of artificial intelligence-based data extraction and contract analytics software solutions, on December 18, 2018. The eBrevia technology provides enterprise contract review and analysis solutions, leveraging machine learning to produce fast and accurate results. eBrevia's software, which extracts and summarizes key provisions and other information, is leveraged in due diligence, contract management, lease abstraction, and document drafting. The acquisition enhances the Company’s Venue Deal Solutions offerings to provide clients with secure data aggregation, due diligence, compliance and risk management solutions.

The Company also offers clients the use of private conferencing facilities in most major cities in the U.S. and international jurisdictions. This service helps clients maintain confidentiality in deal negotiations and provides clients a place to host in-person working groups to meet, strategize and prepare documents for the transactional deal stream. The Company’s sites are outfitted to provide around-the-clock services to support the transaction process.

Compliance Solutions

The Company provides compliance solutions to GCM clients in preparing Exchange Act filings that are compatible with the SEC’s EDGAR system. GCM clients leverage the Company’s deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the EDGAR system.

The Company’s cloud-based ActiveDisclosure platform provides GCM clients with end-to-end solutions to collaborate, tag, validate and file with the SEC efficiently.

The Company’s strategic investment in AuditBoard gives GCM clients access to their SOXHUB service. AuditBoard is a SaaS technology company that provides a full suite of audit management and compliance solutions for SOX, operational audits, IT compliance, enterprise risk management and workflow management.  With AuditBoard, enterprises can collaborate, manage, analyze and report on critical internal controls data in real time.

The Company supports GCM clients in meeting SEC-mandated regulatory filing requirements, including tagged filing in the eXtensible Business Reporting Language (XBRL) format. The Company provides clients with a suite of tagging, review and validation tools to assist them with the XBRL requirements.  The Company has accounting and finance professionals that assist its GCM clients with the processes of tag selection, tag review, file creation, validation and distribution.

The Company helps GCM clients elevate their proxy filings from compliance documents to investor-focused strategic communications tools with Proxy Design services. The Company’s end-to-end proxy solutions include advisory services, proxy strategy and design, disclosure management, EDGAR filing and expertise, online hosting solutions, print production, distribution and annual meeting services.

EDGAR® Online - Data and Analytics

The Company’s EDGAR® Online solution delivers intelligent solutions in financial disclosures, creating and distributing company data and public filings for equities, mutual funds and other publicly traded assets.  In addition to providing access to data sets, the Company provides subscription-based proprietary desktop and web tools for data analysis. EDGARPro enables investors, analysts, lawyers, auditors and corporate executives to access detailed company information, as-reported and standardized financial data, SEC filings, stock quotes and news.

Global Investment Markets (“GIM”)

The Company provides a comprehensive set of solutions to clients operating in global investment markets domestically and internationally, including United States based mutual funds, hedge and alternative investment funds, insurance companies and overseas investment structures for collective investments (similar to mutual funds in the United States). The Company also provides products to third party service providers and custodians who support investment managers, and sells products and distribution services to broker networks and financial advisors that distribute and sell investment products.

In 2018, approximately 97% of GIM net sales, excluding postage and freight, were compliance in nature, while the remaining 3% of GIM net sales were transactional in nature.  In addition, approximately 58% of the Company’s 2018 GIM net sales, excluding postage and freight, were derived from clients in the mutual fund industry, while the remaining 42% of net sales were derived from clients in the healthcare and insurance industries. The Company’s services and sales teams currently support clients in the United States, Canada, Ireland, the United Kingdom, France, Luxembourg, Poland, India and Australia.

The Company provides U.S. based alternative investment funds and investment insurance companies with solutions to prepare and file registration forms and subsequent ongoing disclosures, as well as XBRL-formatted filings pursuant to the 1940 Act, through the SEC’s EDGAR system.

The Company’s proprietary FundSuiteArc software platform provides GIM clients with a comprehensive suite of cloud-based products and services that store and manage information in a self-service, central repository for compliance and regulatory documents to be easily accessed, assembled, edited, translated, rendered and submitted to regulators. Some of the products within FundSuiteArc are cloud-based and include automation and single-source data validation that streamlines processes and drives efficiency for clients.  FundSuiteArc includes ArcFiling, ArcReporting, ArcPro, ArcExchange and ArcMarketing. The ArcFiling solution supports the newly required filing of Form N-CEN, as well as the filing of Form N-PORT, for which the initial filing dates begin in April 2019.

Through an investment in, and an agreement with Mediant, the Company provides a suite of software to brokers and financial advisors that enable them to monitor and view shareholder communications.  The Company offers various technology and electronic delivery products and services to make the distribution of documents and content more efficient. The Company also supports the distribution, tabulation and solicitation of shareholders for corporate elections and mutual fund proxy events.

The Company provides turn-key proxy services for alternative investment funds and investment insurance companies including discovery, planning and implementation, print and mail management, solicitation, tabulation services, shareholder meeting review and expert support for mutual funds, variable annuities, REITs and other alternative investments.

The Company provides GIM clients with investor communication solutions including printing, digital distribution, e-Delivery and fulfillment systems.

The Company offers to healthcare providers a comprehensive set of solutions to support the creation, ordering and distribution of Pre-enrollment and Post-enrollment information in the form of customized and/or personalized kits, booklets and packets.

Segments

The Company operates in two business segments:

•

United States. The U.S. segment is comprised of three reporting units: capital markets; investment markets; and language solutions, which was divested in 2018.* The Company services capital market and investment market clients in the U.S. by delivering products and technology-enabled services to help create, manage and deliver financial communications to investors and regulators. The Company provides capital market and investment market clients with communication tools, services and software to allow them to comply with their ongoing regulatory filings. In addition, the U.S. segment provides clients with communications services to create, manage and deliver registration statements, prospectuses, proxies and other communications to regulators and investors. The U.S. segment also includes commercial printing capabilities and language solutions.*

•

International. The International segment includes operations in Asia, Europe, Canada and Latin America. The international business is primarily focused on working with international capital markets clients on capital markets offerings and regulatory compliance related activities within the United States. In addition, the International segment provides services to international investment market clients to allow them to comply with applicable SEC regulations, as well as language solutions to international clients.*

*The Company sold its Language Solutions business on July 22, 2018. Refer to Note 4, Acquisitions and Dispositions, to the Consolidated and Combined Financial Statements. Due to the sale of the Language Solutions business, the Company made changes to the reporting units within the U.S. segment. The former Language Solutions and other reporting unit has been renamed “Language Solutions.” Certain results previously included within the former Language Solutions and other reporting unit are now included within the Investment Markets reporting unit. Prior year amounts have been restated to conform to the Company’s current reporting unit structure.

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

Products and Services

The Company separately reports its net sales and related cost of sales for its products and services offerings. The Company’s services offerings consist of document composition, compliance related EDGAR filing services, transaction solutions, language solutions, and the Company’s SaaS solutions, including Venue, FundSuiteArc, ActiveDisclosure and EDGAR Online, among others. The Company’s product offerings primarily consist of conventional and digital printed products and related shipping costs.

Company History

Spin-off Transaction

On October 1, 2016, DFIN became an independent publicly traded company through the distribution by RRD of approximately 26.2 million shares, or 80.75%, of DFIN common stock to RRD shareholders (the “Separation”). Holders of RRD common stock received one share of DFIN common stock for every eight shares of RRD common stock held on September 23, 2016. As part of the Separation, RRD retained approximately 6.2 million shares of DFIN common stock, or a 19.25% interest in DFIN, of which 6.1 million shares and 0.1 million shares were subsequently sold in June 2017 and August 2017, respectively. DFIN’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange on October 3, 2016.  On October 1, 2016, RRD also completed the previously announced separation of LSC Communications, Inc. (“LSC”), its publishing and retail-centric print services and office products business. On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC common stock (RRD’s remaining ownership stake in LSC) in an underwritten public offering. As a result, beginning in the quarter ended June 30, 2017, LSC no longer qualified as a related party of the Company. Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party, therefore amounts disclosed related to RRD are presented through June 30, 2017 only.

Language Solutions

On July 22, 2018, the Company sold its Language Solutions business. Prior to its sale, the Language Solutions business supported domestic and international businesses in a variety of industries by helping them adapt their business content into different languages for specific countries, markets and regions through a complete suite of language products and services. The Company provided its language solutions offerings to clients operating in a variety of industries, including the financial, corporate, life sciences and legal industries, among others. In 2018, prior to the sale of the Language Solutions business, the Company provided services to companies in 73 different countries.

eBrevia

On December 18, 2018, the Company acquired eBrevia, a provider of artificial intelligence-based data extraction and contract analytics software solutions. The Company previously held a 12.8% investment in eBrevia prior to the acquisition. The purchase price for the remaining equity of eBrevia, which includes the Company’s estimate of contingent consideration, was $23.2 million, net of cash acquired of $0.2 million. $4.1 million of the purchase price, excluding contingent consideration and amounts held in escrow, was payable as of December 31, 2018 and is expected to be paid during 2019. The eBrevia technology provides enterprise contract review and analysis solutions, leveraging machine learning to produce fast and accurate results. eBrevia's software, which extracts and summarizes key legal provisions and other information, is used in due diligence, contract management, lease abstraction, and document drafting. eBrevia’s operations are included within the Capital Markets reporting unit in the U.S. segment. The acquisition enhances the Company’s Venue Deal Solutions offerings to provide clients with secure data aggregation, due diligence, compliance and risk management solutions.

Competition

Technological and regulatory changes, including the electronic distribution of documents, continue to impact the market for our products and services. In addition to the Company’s ongoing innovation in its SaaS solutions, one of the Company’s competitive strengths is that it offers a wide array of communications products, compliance services, a global platform, exceptional sales and service and regulatory domain expertise, which provide differentiated solutions for its clients.

The global risk and compliance industry, in general, is highly competitive and barriers to entry have decreased as a result of technology innovation.   Despite some consolidation in recent years, the industry remains highly fragmented in the United States and even more so internationally with many in-country alternative providers. The Company expects competition to increase from existing competitors, as well as new and emerging market entrants. In addition, as the Company expands its product and service offerings, it may face competition from new and existing competitors. The Company competes primarily on product quality and functionality, service levels, subject matter regulatory expertise, security, price and reputation.

The impact of digital technologies has impacted many of the products and markets in which the Company competes, most acutely in the Company’s mutual fund, variable annuity and public company compliance business offerings. While the Company offers a high-touch, service oriented experience, technology changes have provided alternatives to the Company’s clients that allow them to manage more of the financial disclosure process themselves.  The Company has invested in its own SaaS solutions, ActiveDisclosure, FundSuiteArc and Venue to serve clients and increase retention and has invested to expand capabilities and address new market sectors. The future impact of technology on the business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions and investments in its existing business to offer clients innovative services and solutions, including acquisitions of eBrevia, EDGAR Online and MultiCorpora and investments in AuditBoard (formerly known as Soxhub), Mediant and Peloton that support the Company’s position as a technology service leader in this evolving industry.

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

Market Volatility/Cyclicality

The Company is subject to market volatility in the United States and world economy, as the success of the transactional offering is largely dependent on the global market for IPOs, secondary offerings, mergers and acquisitions, public and private debt offerings, leveraged buyouts, spinouts and other transactions. A variety of factors impact the global markets, including the regulatory and political environment.  Recently, the U.S. IPO market and public debt market were disrupted by the U.S. federal government shutdown that occurred from December 2018 to January 2019.  Future government shutdowns could affect volatility of any of these markets.  The International segment is particularly susceptible to capital market volatility as most of the International business is capital markets transaction focused. The Company mitigates some of that risk by offering services in higher demand during a down market, like document management tools for the bankruptcy/restructuring process, and also by moving upstream from the filing process with products like Venue, the Company’s data room solution. The Company also attempts to balance this volatility through supporting the quarterly/annual public company reporting process through its EDGAR filing services and ActiveDisclosure product, its investment markets regulatory and shareholder communications offering and continues to expand into adjacent growth businesses like data and analytics, which has recurring revenues and is not as susceptible to market volatility and cycles. The quarterly/annual public company reporting process work also subjects the Company to filing seasonality shortly after the end of each fiscal quarter, with peak periods during the course of the year. The seasonality and associated operational implications include the need to increase staff during peak periods through a combined strategy of hiring additional full-time and temporary personnel, increasing the premium time of existing staff, and outsourcing production for a number of services. Additionally, clients and their financial advisors have begun to increasingly rely on web-based services which allow clients to autonomously file and distribute compliance documents with regulatory agencies, such as the SEC. While the Company believes that its ActiveDisclosure and FundSuiteArc solutions are competitive in this space, competitors are continuing to develop technologies that aim to improve clients’ ability to autonomously produce and file documents to meet their regulatory obligations. The Company continues to remain focused on driving recurring revenue to mitigate market volatility.

Regulatory Impact

The SEC is adopting new as well as amended rules and forms to modernize the reporting and disclosure of information by registered investment companies. These changes are driving significant regulatory changes which impact the Company’s customers within its Investment Markets business. On October 13, 2016, the SEC adopted a new N-PORT filing requirement, which requires certain registered investment companies to report information about their portfolio in XML, a structured data format, on a monthly basis, replacing what was previously a quarterly filing requirement. This rule also includes an annual N-CEN filing in XML, replacing a semi-annual filing requirement. Compliance dates depend on asset size and began as soon as June 1, 2018 for larger funds, with the first N-PORT filing deadlines beginning in April 2019. The Company’s ArcFiling software solution can support both filings. The Company expects an increase in services revenue due to the increase in the frequency of filings for registered investment companies.

On June 5, 2018, the SEC adopted Rule 30e-3 which provides certain registered investment companies with an option to electronically deliver shareholder reports and other materials rather than providing such reports in paper. Investors who prefer to receive reports in paper will continue to receive them in that format. While Rule 30e-3 was effective January 1, 2019, default electronic distribution pursuant to the rule will begin on January 1, 2021 due to a 24-month transition period, during which registered investment companies must notify investors of the upcoming change in transmission format of shareholder reports. The Company expects a decline in the volume of printed annual and semi-annual shareholder reports in 2021 and beyond as a result of Rule 30e-3.

Raw Materials

The primary raw materials used in the Company’s printed products are paper and ink. The paper and ink is sourced from a small set of select suppliers to ensure consistent quality that meets the Company’s performance expectations and provides for continuity of supply. The Company believes that the risk of incurring material losses as a result of a shortage in raw materials is unlikely and that the losses, if any, would not have a materially negative impact on the Company’s business.

Distribution

The Company’s products are distributed to end-users through the U.S or foreign postal services, through retail channels, electronically or by direct shipment to customer facilities.

Customers

For each of the years ended December 31, 2018, 2017 and 2016, no customer accounted for 10% or more of the Company’s consolidated and combined net sales.

Technology

The Company invests resources in developing software solutions to complement its services. The Company invests in its core composition systems and client facing solutions and has also adopted market-leading third party systems which have improved the efficiency of its sales and operations processes. The Company has continued to invest in enhancements of its technology-based offerings including EDGAR filing and XBRL services, Venue Virtual Data Room, Venue Deal Solutions, ActiveDisclosure, FundSuiteArc software platform, and its data and analytics solutions. The Company continues to invest in leading and innovative technology such as robotic process automation, machine learning and hybrid cloud architecture.

Cybersecurity & Data Protection

A core aspect of the Company’s business relies on technology and software; as a result, the security of those technologies and software, as well as the protection of the confidential information entrusted to the Company by its customers, are key parts of the Company’s business and strategy. The DFIN Cybersecurity Program is based upon industry leading frameworks, which include International Standardization Organization #27001 (ISO 27001), Control Objectives for Information Technology (COBIT), and the National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity (commonly known as NIST).  The Company’s technologies and software must also comply with global regulatory and legal requirements such as the European Union’s Global Data Protection Regulation (GDPR), Canada’s Personal Information Protection and Electronic Documents Act (PIPEA), New York State Department of Finance’s 23 NYCRR 500 Cybersecurity Requirements for Financial Services Companies, and other similar regulations.  Ensuring that these technologies and software comply with those regulations is a key focus of the Company’s efforts.

The Company leverages cybersecurity technologies designed to ensure that client, employee and business confidential data is secure.  The Company’s cybersecurity portfolio is inclusive of, but not limited to, data encryption, data masking, leading secure software development methodologies, aggressive application and network penetration testing, incident response, digital forensics, least-privileged access controls, anti-malware, virtual private networks and cyber threat intelligence.  Additionally, the Company manages a 24x7 Security Operations capability that monitors and responds to cyber threats in real time.

To demonstrate transparency, the Company’s commitment to effective cybersecurity and data protection efforts and in pursuit of continuous improvement, the Company undergoes a series of third-party security reviews, including third-party penetration tests.

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

Employees

As of December 31, 2018, the Company had approximately 3,100 employees.

Available Information

The Company maintains a website at www.dfinsolutions.com where the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as other SEC filings, are available without charge, as soon as reasonably practicable following the time they are filed with, or furnished to, the SEC. The Principles of Corporate Governance of the Company’s Board of Directors, the charters of the Audit, Compensation, Corporate Responsibility & Governance Committees of the Board of Directors and the Company’s Principles of Ethical Business Conduct are also available on the Investor Relations portion of the Company’s website, and will be provided, free of charge, to any shareholder who requests a copy. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of or incorporated by reference in this document.

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

DFIN’s historical financial information is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and may not be a reliable indicator of its future results, particularly in light of ongoing costs of operating as a public company.

The historical information about DFIN prior to October 1, 2016 included in this Annual Report on Form 10-K refers to DFIN’s business as operated by and integrated with RRD. DFIN’s historical financial information for such periods was derived from the consolidated financial statements and accounting records of RRD. Accordingly, such historical financial information does not necessarily reflect the combined statements of income, balance sheets and cash flows that DFIN would have achieved as a separate, publicly traded company during the periods presented or those that DFIN will achieve in the future.

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

As of December 31, 2018, we had $362.7 million of indebtedness outstanding. Our ability to make payments on and to refinance our indebtedness, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including facility closure, staff reductions, reducing financing in the future for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness, and restricting future capital return to stockholders. In addition, our ability to withstand competitive pressures and to react to changes in the print and related services industry could be impaired. The lenders who hold our debt could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt.

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

Despite our substantial amount of indebtedness, we may be able to incur significant additional debt, including secured debt, in the future. Although the indenture governing our Notes and the Credit Agreement governing the Credit Facilities restrict the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of December 31, 2018, we had $254.7 million available for additional borrowing under our Revolving Facility (as defined in Note 15, Debt). The more indebtedness we incur, the further exposed we become to the risks associated with substantial leverage described above.

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

The business plan we announced at our 2018 investor day relies on our ability to transform into a software-as-a-service company, and a failure to adapt to technological changes to address the changing demands of clients may adversely impact our business, and if we fail to successfully develop, introduce or integrate new services or enhancements to our products and services platforms, systems or applications, DFIN’s reputation, net sales and operating income may suffer.

In May 2018, we introduced our new business plan that focuses on transitioning our business to a software and technology focused company. In order to do that, we must attract new clients for those businesses, and our ability to attract new clients and increase sales to existing clients will depend in large part on our ability to enhance and improve our existing products and services platforms, including our application solutions, and to introduce new functionality either by acquisition or internal development. Our operating results would suffer if our innovations are not responsive to the needs of our clients, are not appropriately timed with market opportunities or are not brought to market effectively. In addition, it is possible that our assumptions about the features that we believe will drive purchasing decisions for our potential clients or renewal decisions for our existing clients could be incorrect. In the past, we have experienced delays in the planned release dates of new products and services and upgrades to such products and services. There can be no assurance that new products or services, or upgrades to our products or services, will be released on schedule or that, when released, they will not contain defects as a result of poor planning, execution or other factors during the product development lifecycle. If any of these situations were to arise, we could suffer adverse publicity, damage to our reputation, loss of net sales, delay in market acceptance or claims by clients brought against us. Moreover, upgrades and enhancements to our platforms may require substantial investment and there can be no assurance that our investments will help us achieve or sustain a durable competitive advantage in our products and services offerings. If clients do not widely adopt our solutions or new innovations to our solutions, we may not be able to justify the investments we have made. If we are unable to develop, license or acquire new solutions or enhancements to existing services on a timely and cost-effective basis, or if our new or enhanced solutions do not achieve market acceptance, our business, results of operations and financial condition will be materially negatively impacted.

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

Many of our clients are subject to rules and regulations requiring certain printed or electronic communications governing the form, content and delivery methods of such communications, such as SEC Rule 30e-3 which provides certain registered investment companies with an option to electronically deliver shareholder reports and other materials rather than providing such reports in paper. Changes in these regulations may impact clients’ business practices and could reduce demand for our products and services. Changes in such regulations could eliminate the need for certain types of communications altogether or such changes may impact the quantity or format of communications.

Our failure to maintain the confidentiality, integrity and availability of our systems, software and solutions could seriously damage our reputation and affect our ability to retain clients and attract new business.

Maintaining the confidentiality, integrity and availability of our systems, software and solutions is an issue of critical importance for us and for our clients and users who rely on our systems to prepare regulatory filings and store and exchange large volumes of information, much of which is proprietary, confidential and may constitute material nonpublic information for our clients. Because our systems contain material nonpublic information about public reporting companies and potential mergers and acquisitions activities prior to its public release, we may be a target of hacking or cybercrime, as evidenced by the hacking of newswire services in 2015 and the SEC’s EDGAR system in 2016. Inadvertent disclosure of the information maintained on our systems (or on the systems of the vendors on which we rely) due to human error, breach of our systems through hacking or cybercrime or a leak of confidential information due to employee misconduct, could seriously damage our reputation and could cause significant reputational harm for our clients. Techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target. Like all software solutions, our software may be vulnerable to these types of attacks. An attack of this type could disrupt the proper functioning of our software solutions, cause errors in the output of our clients’ work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our clients and other undesirable or destructive outcomes. Furthermore, our systems allow us to share information that may be confidential in nature to our clients across our offices worldwide. This design allows us to increase global reach for our clients and increase our responsiveness to client demands, but also increases the risk of a security breach or a leak of such information because it allows additional points of access to information by increasing the number of employees and facilities working on certain jobs. In addition, our systems leverage third party outsourcing arrangements, which expedites our responsiveness but exposes information to additional access points. If an actual or perceived information leak or breach of our security were to occur, our reputation could suffer, clients could stop using our products and services and we could face lawsuits and potential liability, any of which could cause our financial performance to be negatively impacted. Though we maintain professional liability insurance that includes coverage if a cybersecurity incident were to occur, there can be no assurance that insurance coverage will be available, responsive, or that available coverage will be sufficient to cover losses and claims related to any cybersecurity incidents we may experience.

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

Privacy and data security laws apply to our various businesses in all jurisdictions in which we operate.  In particular, clients use our software services, including Venue datarooms, to share personal data and information on a confidential basis, and such sharing may be subject to privacy and data security laws. Our global business operates in countries that have more stringent data protection laws than those in the United States. These data protection laws may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. New laws, such as the GDPR which went into effect in May 2018 in Europe, and industry self-regulatory codes have been or are being enacted to protect personal data.  Complying with these regulations has been, and will continue to be, costly, and there are or will be significant penalties for failure to comply with these regulations, including significant penalties for failing to comply with GDPR.  Further, any perception of our practices, products or services as a violation of individual privacy rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to liability.

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

Our success depends, in part, on our general ability to attract, develop, motivate and retain highly skilled employees. The loss of a significant number of our employees or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on our business. We believe our ability to retain our client base and to attract new clients is directly related to our sales force and client service personnel, and if we cannot retain these key employees, our business could suffer. In addition, many members of our management have significant industry experience that is valuable to our competitors. We expect that our executive officers will have non-solicitation agreements contractually prohibiting them from soliciting our clients and employees within a specified period of time after they leave DFIN. If one or more members of our senior management team leave and cannot be replaced with a suitable candidate quickly, we could experience difficulty in managing our business properly, which could negatively impact our results of operations, financial position and cash flow.

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

We have operations outside the United States. We work with capital markets clients around the world, and in 2018 our International segment accounted for 16% of our consolidated net sales. Our operations outside of the United States are primarily focused in Europe, Asia, Canada and Latin America. As a result, we are subject to the risks inherent in conducting business outside the United States, including:

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

The Company’s corporate office is located in leased office space at 35 West Wacker Drive, Chicago, Illinois, 60601. As of December 31, 2018, the Company leased or owned 42 U.S. facilities, some of which had multiple buildings and warehouses, and these U.S. facilities encompassed approximately 1.3 million square feet. The Company leased 24 international facilities, some of which had multiple buildings and warehouses, encompassing approximately 0.1 million square feet in Europe, Asia, Canada and Latin America. Of the Company’s U.S. and international facilities, approximately 0.4 million square feet of space was owned, while the remaining 1.0 million square feet of space was leased.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of certain litigation involving the Company, see Note 12, Commitments and Contingencies, to the Consolidated and Combined Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR DONNELLEY FINANCIAL SOLUTIONS, INC.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

DFIN’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange (“NYSE”) on October 3, 2016.

Stockholders

As of February 22, 2019, there were 4,620 stockholders of record of the Company’s common stock.

Issuer Purchases Of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018	37,464	$17.41	—	$—
November 1, 2018 - November 30, 2018	—	—	—	—
December 1, 2018 - December 31, 2018	—	—	—	—
Total	37,464	$17.41	—	$—
(a)	Shares withheld for tax liabilities upon vesting of equity awards

Equity Compensation Plans

For information regarding equity compensation plans, see Item 12 of Part III of this Annual Report on Form 10-K

PEER PERFORMANCE TABLE

The following graph compares the cumulative total shareholder return on DFIN’s common stock from October 3, 2016, when “regular way” trading in DFIN’s common stock began on the NYSE, through December 31, 2018, with the comparable cumulative return of the Standard & Poor’s (“S&P”) SmallCap 600 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested and an initial investment of $100 on October 3, 2016. The returns of each company in the peer group have been weighted to reflect their market capitalizations. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Base
	Period	Quarter Ended	Year Ended	Year Ended
Company Name/Index	10/3/2016	12/31/2016	12/31/2017	12/31/2018
Donnelley Financial Solutions	100	100.04	84.85	61.08
S&P SmallCap 600 Index	100	111.52	126.28	115.57
Peer Group	100	99.84	121.78	132.59

Below are the specific companies included in the peer group.

Peer Group Companies
Advisory Board Company(a)	Euronet Worldwide Inc
ARC Document Solutions Inc	FactSet Research Systems Inc.
Bottomline Technologies Inc	Gartner Inc
Broadridge Financial Solutions Inc	Henry (Jack) & Associates Inc.
CoreLogic Inc	LiveRamp Holdings Inc.(c)
CSG Systems International Inc.	Perficient Inc
DST Systems Inc.(b)	Resources Connection Inc
Dun & Bradstreet Corp ePlus Inc	Verint Systems Inc

___________

(a)	Advisory Board Company was included through November 17, 2017, when it was acquired by OptumInsight
(b)	DST Systems Inc. was included through April 16, 2018, when it was acquired by SS&C Technologies
(c)	LiveRamp Holdings Inc. was previously named Acxiom Corp

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in millions, except per share data)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated and combined statements of operations data:
Net sales	$963.0	$1,004.9	$983.5	$1,049.5	$1,080.1
Net earnings	73.6	9.7	59.1	104.3	57.4
Net earnings per share(a)
Basic net earnings per share	2.18	0.29	1.81	3.22	1.77
Diluted net earnings per share	2.16	0.29	1.80	3.22	1.77

Consolidated and combined balance sheet data:
Total assets	868.7	893.5	978.9	817.6	994.2
Long-term debt	362.7	458.3	587.0	—	—
Note payable with an RRD affiliate	—	—	—	29.2	44.0

(a)

On October 1, 2016, RRD distributed approximately 26.2 million shares of DFIN common stock to RRD shareholders in connection with the spin-off of DFIN, with RRD retaining approximately 6.2 million shares of DFIN common stock. On June 21, 2017, RRD completed the sale of approximately 6.1 million shares of the Company’s common stock in an underwritten public offering. Upon consummation of the offering, RRD retained approximately 0.1 million shares of the Company’s common stock which were subsequently sold by RRD on August 4, 2017.

For periods prior to the Separation, basic and diluted earnings per share were calculated using the number of shares distributed and retained by RRD, totaling 32.4 million. The same number of shares was used to calculate basic and diluted earnings per share since there were no DFIN equity awards outstanding prior to the spin-off.

Reflects results of acquired businesses from the relevant acquisition dates.

Includes the following significant items:

	Pre-tax	After-tax
Year ended December 31, 2018
Net gain on sale of Language Solutions business	$(53.8)	$(38.6)
Gain on equity investment	(11.8)	(8.5)
Gain on eBrevia investment	(1.8)	(1.5)
Spin-off related transaction expenses	20.1	14.6
Share-based compensation expense	9.2	6.7
Disposition-related expenses	6.8	5.1
Restructuring, impairment and other charges - net	4.4	3.2
Acquisition-related expenses	0.8	0.5
Investor-related expenses	0.5	0.4

	Pre-tax	After-tax
Year ended December 31, 2017
Spin-off related transaction expenses	$16.5	$9.9
Restructuring, impairment and other charges - net	7.1	4.2
Share-based compensation expense	6.8	4.1
Acquisition-related expenses	0.2	0.1

	Pre-tax	After-tax
Year ended December 31, 2016
Restructuring, impairment and other charges – net	$5.4	$3.3
Spin-off related transaction expenses	4.9	3.0
Share-based compensation expense	2.5	1.5

	Pre-tax	After-tax
Year ended December 31, 2015
Restructuring, impairment and other charges – net	$4.4	$2.8
Share-based compensation expense	1.6	1.0

	Pre-tax	After-tax
Year ended December 31, 2014
Pension settlement charges	$95.7	$58.4
Restructuring, impairment and other charges – net	4.8	3.1
Gain on the sale of a building	(6.1)	(3.7)
Gain from the sale of an equity investment	(3.0)	(1.8)
Share-based compensation expense	2.1	1.3

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of DFIN’s financial condition and results of operations should be read together with the consolidated and combined financial statements and notes to those statements included in Item 15 of Part IV, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

Business

For a description of the Company’s business, segments and product and service offerings, see Item 1, Business, of Part I of this Annual Report on Form 10-K.

The Company separately reports its net sales and related cost of sales for its products and services offerings. The Company’s services offerings consist of all non-print offerings, including document composition, compliance related EDGAR filing services, transaction solutions, language solutions, and the Company’s software-as-a-service (“SaaS”) solutions, including Venue Virtual Data Room (“Venue”), FundSuiteArc, ActiveDisclosure and data and analytics, among others. The Company’s product offerings primarily consist of conventional and digital printed products and related shipping costs.

Spin-off Transaction

On October 1, 2016, DFIN became an independent publicly traded company through the distribution by RRD of approximately 26.2 million shares, or 80.75%, of DFIN common stock to RRD shareholders (the “Separation”). Holders of RRD common stock received one share of DFIN common stock for every eight shares of RRD common stock held on September 23, 2016. As part of the Separation, RRD retained approximately 6.2 million shares of DFIN common stock, or a 19.25% interest in DFIN, of which 6.1 million shares and 0.1 million shares were subsequently sold in June 2017 and August 2017, respectively.

DFIN’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange on October 3, 2016. On October 1, 2016, RRD also completed the previously announced separation of LSC, its publishing and retail-centric print services and office products business. On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC common stock (RRD’s remaining ownership stake in LSC) in an underwritten public offering. As a result, beginning in the quarter ended June 30, 2017, LSC no longer qualified as a related party of the Company. Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party, therefore amounts disclosed related to RRD are presented through June 30, 2017 only.

Executive Overview

2018 Overview

Net sales decreased by $41.9 million, or 4.2%, in 2018 compared to 2017, including a $2.7 million, or 0.3%, increase due to changes in foreign exchange rates. Net sales decreased primarily due to the sale of the Language Solutions business, lower volumes in capital markets compliance and mutual fund print and print related services, partially offset by higher SaaS volumes in FundSuiteArc, virtual data room services and ActiveDisclosure, along with higher capital markets transactions.

On July 22, 2018, the Company sold its Language Solutions business, which helped companies adapt their business content into different languages for specific countries, markets and regions, for net proceeds of $77.5 million in cash, all of which was received as of December 31, 2018, resulting in a net gain of $53.8 million, which was recognized in other operating income in the Consolidated Statement of Operations for the year ended December 31, 2018. The Company used approximately $60.0 million of net proceeds from the sale to pay down debt under the Term Loan Credit Facility (as defined in Liquidity and Capital Resources) in July 2018 in accordance with the provisions of the Credit Agreement.

On December 18, 2018, the Company acquired eBrevia, a leading provider of artificial intelligence-based data extraction and contract analytics software solutions. The Company previously held a 12.8% investment in eBrevia prior to the acquisition. The purchase price for the remaining equity of eBrevia, which includes the Company’s estimate of contingent consideration, was $23.2 million, net of cash acquired of $0.2 million. $4.1 million of the purchase price, excluding contingent consideration and amounts held in escrow, was payable as of December 31, 2018 and is expected to be paid during 2019. The eBrevia technology provides leading enterprise contract review and analysis solutions, leveraging machine learning to produce faster and more accurate results. eBrevia's software, which extracts and summarizes key legal provisions and other information, can be used in due diligence, contract management, lease abstraction and document drafting.

OUTLOOK

In 2019, the Company expects net sales to decrease slightly due to the sale of Language Solutions during 2018, offset by growth in the Company’s SaaS offerings and the acquisition of eBrevia during 2018. The Company’s outlook assumes a challenging capital markets environment in the first quarter of the year, returning to more normalized levels for the remainder of the year, and does not expect foreign exchange rates to have a significant impact on results.

In 2019, the Company will adopt Accounting Standards Update No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). The Company is in the process of reviewing its existing lease portfolio, which is primarily comprised of real estate leases, to evaluate the impact of ASU 2016-02 on the consolidated financial statements. Refer to Note 23, New Accounting Pronouncements, to the consolidated and combined financial statements for further detail.

The Company initiated several restructuring actions in 2017 and 2018 to further reduce the Company’s overall cost structure. These restructuring actions included the reorganization of certain functions. These actions, as well as planned actions for 2019, are expected to have a positive impact on operating earnings in 2019 and in future years.

Cash flows from operations in 2019 are expected to benefit from cost control actions and lower interest expense. The Company expects capital expenditures to be in the range of $40.0 million to $45.0 million in 2019, as compared to $37.1 million in 2018.

While expected to decline as compared to 2018, the Company expects to continue to incur spin-off related transition expenses in 2019, including third-party consulting fees and other expenses.

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in conformity with GAAP requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for uncollectible accounts receivable, pension, asset valuations and useful lives, income taxes and other provisions and contingencies.

Revenue Recognition

The Company manages highly-customized data and materials, such as Exchange Act, Securities Act and Investment Company Act filings with the SEC on behalf of our customers, manages virtual data rooms and performs XBRL and related services.  Clients are provided with EDGAR filing services, XBRL compliance services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among others. The Company’s SaaS solutions include the Venue Virtual Data Room, the FundSuiteArc software platform, ActiveDisclosure and data and analytics, among others.

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

For arrangements with multiple performance obligations, the transaction price is allocated to the separate performance obligations. As the Company provides customer specific solutions, observable standalone selling price is rarely available. As such, standalone selling price is more frequently determined using an estimate of the standalone selling price of each distinct service or product, taking into consideration of historical selling price by customer for distinct service or product. These estimates may vary from the final amounts invoiced to the customer and are adjusted upon completion of all performance obligations.

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

Refer to Note 3, Revenue, to the consolidated and combined financial statements for further detail regarding the impact of the 2018 adoption of Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

Goodwill and Other Long-Lived Assets

The Company’s methodology for allocating the purchase price of acquisitions is based on established valuation techniques that reflect the consideration of several factors, including valuations performed by third-party appraisers when appropriate. Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative fair value of each reporting unit. Based on its current organization structure, the Company has identified three reporting units for which cash flows are determinable and to which goodwill may be allocated.

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

As of October 31, 2018, the Capital Markets, Investment Markets and International reporting units had goodwill. Each of the reporting units were reviewed for impairment using a quantitative assessment.

Quantitative Assessment for Impairment

For each of the reporting units, the estimated fair value of each reporting unit was compared to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeded the estimated fair value, an impairment loss is generally recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The results of the quantitative assessment of goodwill impairment as of October 31, 2018, indicated that the estimated fair values for each of the reporting units exceeded their respective carrying amount. Therefore, no impairment losses were recognized.

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

As a result of the 2018 annual goodwill impairment test, the Company did not recognize any goodwill impairment losses as the estimated fair values of all reporting units exceeded their respective carrying amounts.

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

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds carrying amount) or “failed” (the carrying amount exceeds fair value) the quantitative assessment. Each of the reporting units that were quantitatively assessed had fair values that exceeded the carrying amounts by between 29.3% and 125.4% of their respective estimated fair values. Relatively small changes in the Company’s key assumptions would not have resulted in any reporting units being impaired.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1.0% decrease in estimated annual future cash flows would decrease the estimated fair value of the reporting unit by approximately 1.0%. The estimated long-term net sales growth rate can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. A 1.0% decrease in the long-term net sales growth rate would not have resulted in an impairment loss for any of the reporting units. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. The estimated discount rate for the reporting units with operations located in the U.S. was 10.0% as of October 31, 2018. The estimated discount rate for the reporting unit with operations in foreign locations was 11.5% as of October 31, 2018. A 1.0% increase in estimated discount rates would not have resulted in an impairment loss for any of the reporting units. The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates. Additionally, further price deterioration or lower volume could have a significant impact on the fair values of the reporting units.

Other Long-Lived Assets

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.  The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition.  If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value. There was no impairment charge related to intangible assets for the year ended December 31, 2018.

Pension and Other Postretirement Benefits Plans

Our Participation in RRD’s Pension and Postretirement Benefits Plans

RRD provided pension and other postretirement healthcare benefits to certain current and former employees of DFIN. DFIN’s consolidated and combined statements of operations include expense allocations for these benefits. These allocations were funded through intercompany transactions with RRD which are reflected within net parent company investment in DFIN.

DFIN’s Pension and Other Postretirement Benefit Plans

On October 1, 2016, DFIN recorded net pension plan liabilities of $68.3 million (consisting of a total benefit plan liability of $317.0 million, net of plan assets having fair market value of $248.7 million), as a result of the transfer of certain pension plan liabilities and assets from RRD to the Company upon the legal split of those plans. The pension plan asset allocation from RRD was finalized on June 30, 2017, which resulted in a $0.7 million decrease to the fair value of plan assets transferred to the Company from RRD. The Company also recorded a net other postretirement benefit liability of $1.5 million, as a result of the transfer of an other postretirement benefit plan from RRD to the Company.

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

The annual income and expense amounts relating to the pension plan are based on calculations which include various actuarial assumptions including, mortality expectations, discount rates and expected long-term rates of return. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the consolidated balance sheets, but are amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive income (loss).  The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The weighted-average discount rate for pension benefits at December 31, 2018 was 4.4%.

A one-percentage point change in the discount rates at December 31, 2018 would have the following effects on the accumulated benefit obligation and projected benefit obligation:

	1.0% Increase	1.0% Decrease
	(in millions)
Accumulated benefit obligation	$(28.1)	$33.9
Projected benefit obligation	(28.1)	33.9

The Company’s defined benefit plan has a risk management approach for its pension plan assets. The overall investment objective of this approach is to further reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation.

The expected long-term rate of return for the plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. In addition, the Company considered the impact of the current interest rate environment on the expected long-term rate of return for certain asset classes, particularly fixed income. The target asset allocation percentage for the pension plan was approximately 50.0% for return seeking investments and approximately 50.0% for fixed income investments. The expected long-term rate of return on plan assets assumption used to calculate net pension plan expense in 2018 was 6.8% for the Company’s pension plans. The expected long-term rate of return on plan assets assumption that will be used to calculate net pension plan expense in 2019 is 6.3%.

A 0.25% change in the expected long-term rate of return on plan assets at December 31, 2018 would have the following effects on 2018 and 2019 pension plan (income)/expense:

	2018	2019
	(in millions)
0.25% increase	$(0.6)	$(0.6)
0.25% decrease	0.6	0.6

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

The Company has recorded deferred tax assets related to future deductible items, including domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded. As of December 31, 2018 and 2017, valuation allowances of $2.1 million and $1.5 million, respectively, were recorded in the Company’s consolidated balance sheets.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period of one year from the Tax Act enactment date for companies to complete their accounting. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply its accounting on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the tax effects and recorded provisional amounts in its consolidated financial statements for the year ended December 31, 2017.

As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, the Company revalued its U.S. deferred tax assets and liabilities as of December 31, 2017. The Company recorded a reduction in the value of its net U.S. deferred tax asset of approximately $8.2 million, which was recorded as additional deferred income tax expense in the Company’s consolidated statement of operations for the year ended December 31, 2017. Due to the transition to a territorial tax system under the Tax Act, the Company will be deemed to repatriate its foreign subsidiaries’ untaxed accumulated earnings and pay a mandatory U.S. federal tax (“the transition tax”) of 15.5% on the portion of the earnings that are in cash and cash equivalents and 8.0% on the portion of earnings that are in non-cash and non-cash equivalent assets. The Company estimated this tax liability (federal and state) to be approximately $14.2 million which was recorded as income tax expense in the consolidated statement of operations for the year ended December 31, 2017.

During the year ended December 31, 2018, the Company recorded a $0.1 million increase to the deemed repatriation tax liability and a $2.2 million benefit related to the revaluation of deferred tax assets and liabilities. The adjustments were the result of the Company’s completion of the analysis of the impact of the Tax Act including changes in interpretations and assumptions that the Company previously made for the prior year provisional estimates as well as the impact from additional regulatory guidance issued. As of December 31, 2018, the Company’s analysis for the income tax effects of the Tax Act was completed.

Refer to Note 14, Income Taxes, to the consolidated and combined financial statements for further detail on the accounting for income taxes and SAB 118.

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

Accounts Receivable

The Company maintains an allowance for doubtful accounts receivable to account for estimated losses resulting from the inability of its customers to make required payments for products and services. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s past collection experience. The allowance for doubtful accounts receivable was $7.9 million at December 31, 2018 and $7.3 million at December 31, 2017. The Company also maintains a reserve for potential credit memos and disputed items. The credit memo and disputed items reserve is based on historical credit memos relative to billings as well as specific customer reserves and was $4.7 million at December 31, 2018 and $7.4 million at December 31, 2017. The Company’s estimates of the recoverability of accounts receivable could change, and additional changes to the allowance could be necessary in the future, if any major customer’s creditworthiness deteriorates or actual defaults are higher than the Company’s historical experience.

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

Results of Operations for the Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

The following table shows the results of operations for the years ended December 31, 2018 and 2017:

	2018	2017	$ Change	% Change
	(in millions, except percentages)
Services net sales	$618.0	$632.1	$(14.1)	(2.2%)
Products net sales	345.0	372.8	(27.8)	(7.5%)
Net sales	963.0	1,004.9	(41.9)	(4.2%)
Services cost of sales (exclusive of depreciation and amortization)	328.8	328.7	0.1	0.0%
Services cost of sales with RRD affiliates (exclusive of depreciation and amortization)*	—	19.5	(19.5)	(100.0%)
Products cost of sales (exclusive of depreciation and amortization)	258.5	240.9	17.6	7.3%
Products cost of sales with RRD affiliates (exclusive of depreciation and amortization)*	—	32.3	(32.3)	(100.0%)
Cost of sales	587.3	621.4	(34.1)	(5.5%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	258.2	236.2	22.0	9.3%
Restructuring, impairment and other charges-net	4.4	7.1	(2.7)	(38.0%)
Depreciation and amortization	45.8	44.5	1.3	2.9%
Other operating income	(53.8)	—	(53.8)	100.0%
Income from operations	$121.1	$95.7	$25.4	26.5%

* Beginning in the quarter ended June 30, 2017, LSC no longer qualified as a related party, therefore the 2017 amounts disclosed related to LSC are presented through March 31, 2017 only. Beginning in the quarter ended September 30, 2017, RRD no longer qualified as a related party, therefore the amounts disclosed related to RRD are presented through June 30, 2017 only.

Consolidated and Combined

Net sales of services for the year ended December 31, 2018 decreased $14.1 million, or 2.2%, to $618.0 million, versus the year ended December 31, 2017 including a $2.2 million, or 0.3%, increase due to changes in foreign exchange rates. Net sales of services decreased primarily due to the impact from the sale of the Language Solutions business, lower volumes in capital markets compliance and mutual fund print-related services and a $0.1 million decrease due to the adoption of the new revenue recognition standard, partially offset by growth in SaaS solutions, primarily in FundSuiteArc, virtual data room services and ActiveDisclosure and higher volumes in capital markets transactions.

Net sales of products for the year ended December 31, 2018 decreased $27.8 million, or 7.5%, to $345.0 million versus the year ended December 31, 2017, including a $0.5 million, or 0.1%, increase due to changes in foreign exchange rates. Net sales of products decreased due to lower mutual fund print, capital markets compliance and commercial print volumes, partially offset by higher capital markets transactions volumes.

Services cost of sales decreased $19.4 million, or 5.6%, for the year ended December 31, 2018, versus the year ended December 31, 2017. Services cost of sales decreased primarily due to the impact from the sale of the Language Solutions business, a $0.6 million, or 0.2%, decrease due to the adoption of the new revenue recognition standard and cost control initiatives. As a percentage of net sales, services cost of sales decreased 1.9% due to favorable mix, a decrease in incentive compensation expense and cost control initiatives.

Products cost of sales decreased $14.7 million, or 5.4%, for the year ended December 31, 2018, versus the year ended December 31, 2017.  Products cost of sales decreased due to lower mutual fund print, capital markets compliance and commercial print volumes and cost control initiatives. As a percentage of net sales, products cost of sales increased 1.6% primarily due to unfavorable mix, offset by a decrease in incentive compensation expense.

Selling, general and administrative expenses for the year ended December 31, 2018 increased $22.0 million, or 9.3%, to $258.2 million, as compared to the year ended December 31, 2017, primarily due to an increase in spin-off related transaction expenses, which include system implementation expenses as a result of transitioning from transition service agreements and disposition-related expenses related to the disposition of Language Solutions. As a percentage of net sales, selling, general, and administrative expenses increased from 23.5% for the year ended December 31, 2017 to 26.8% for year ended December 31, 2018 primarily due to increased spin-off related transaction expenses and disposition-related expenses, partially offset by a decrease in incentive compensation expense.

For the year ended December 31, 2018, the Company recorded net restructuring, impairment and other charges of $4.4 million compared to $7.1 million for the year ended December 31, 2017. For the year ended December 31, 2018, these charges included $3.4 million of employee termination costs for 89 employees, substantially all of whom were terminated as of December 31, 2018. These charges primarily related to the reorganization of certain operations and certain administrative functions. During the year ended December 31, 2018, the Company also incurred $0.8 million of lease termination and other restructuring costs and $0.2 million for other charges associated with the Company’s decision to withdraw in 2013 from certain-multi-employer pension plans serving facilities that continued to operate. For the year ended December 31, 2017, these charges included $6.4 million of employee termination costs for 192 employees, all of whom were terminated as of December 31, 2018.  These charges were primarily the result of the reorganization of certain administrative functions.  The Company also incurred lease termination and other restructuring charges of $0.3 million, $0.2 million of net impairment charges primarily related to leasehold improvements associated with facility closures and $0.2 million associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans that continued to operate.

Depreciation and amortization for the year ended December 31, 2018 increased $1.3 million, or 2.9%, to $45.8 compared to the year ended December 31, 2017.  Depreciation and amortization included $13.7 million and $15.0 million of amortization of other intangible assets related to customer relationships for the years ended December 31, 2018 and 2017, respectively.

Other operating income for the year ended December 31, 2018 included a $53.8 million net gain recognized on the sale of the Language Solutions business.

Income from operations for the year ended December 31, 2018 increased $25.4 million, or 26.5%, to $121.1 million versus the year ended December 31, 2017, primarily due to the gain recognized on the sale of the Language Solutions business, partially offset by lower sales volumes and an increase in disposition-related expenses and spin-off related transaction expenses.

	2018	2017	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$36.7	$42.9	$(6.2)	(14.5%)

Net interest expense decreased by $6.2 million for the year ended December 31, 2018 versus the year ended December 31, 2017, due to a decrease in average outstanding debt. Refer to “Liquidity and Capital Resources” for further discussion.

	2018	2017	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$102.7	$56.2	$46.5	82.7%
Income tax expense	29.1	46.5	(17.4)	(37.4%)
Effective income tax rate	28.3%	82.7%

The effective income tax rate was 28.3% for the year ended December 31, 2018 compared to 82.7% for the year ended December 31, 2017. The decrease in the effective tax rate was primarily due to numerous changes in U.S. corporate tax law pursuant to the enactment of the Tax Act, partially offset by an increase in the taxation of certain foreign earnings, referred to in the Tax Act as global intangible low-taxed income, and non-deductible expenses. The effective tax rate for the year ended December 31, 2018 also reflects the impact of the sale of the Language Solutions business. Refer to Note 14, Income Taxes, for further details.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate.

U.S.

	Year Ended December 31,
	2018	2017
	(in millions, except percentages)
Net sales	$811.8	$847.9
Income from operations	134.0	127.6
Operating margin	16.5%	15.0%
Gain on sale of Language Solutions business	26.6	—
Spin-off related transaction expenses	16.5	10.0
Restructuring, impairment and other charges-net	2.0	3.9

	Net Sales for the
	Year Ended December 31
Reporting unit	2018	2017	$ Change	% Change
	(in millions, except percentages)
Capital Markets	$456.0	$455.4	$0.6	0.1%
Investment Markets*	342.1	367.2	(25.1)	(6.8%)
Language Solutions*	13.7	25.3	(11.6)	(45.8%)
Total U.S.	$811.8	$847.9	$(36.1)	(4.3%)

* Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. segment for the year ended December 31, 2018 were $811.8 million, a decrease of $36.1 million, or 4.3%, compared to the year ended December 31, 2017, including a $0.5 million, or 0.1%, decrease due to the adoption of the new revenue recognition standard.  Net sales decreased due to lower capital markets compliance volumes, lower mutual fund print volumes, the sale of the Language Solutions business and lower commercial print volumes, partially offset by higher volumes in capital markets transactions and growth in SaaS solutions, primarily in FundSuiteArc, virtual data room services and ActiveDisclosure. An analysis of net sales by reporting unit follows:

•

Capital Markets: Sales increased slightly due to higher volumes in transactions, virtual data room services, and ActiveDisclosure and a $0.3 million increase due to the adoption of the new revenue recognition standard, partially offset by lower compliance volumes.

•

Investment Markets: Sales decreased due to lower volumes in mutual fund print and print-related services, commercial print and healthcare and a $0.8 million decrease due to the adoption of the new revenue recognition standard, partially offset by higher FundSuiteArc volumes.

•	Language Solutions: Sales decreased primarily due to the sale of the Language Solutions business in July 2018.

U.S. segment income from operations for the year ended December 31, 2018 increased $6.4 million, or 5.0%, as compared to the year ended December 31, 2017, due to the gain recognized on the sale of the Language Solutions business, cost control initiatives, lower restructuring, impairment and other charges and lower incentive compensation expense, partially offset by lower sales volumes and an increase in spin-off related transaction expenses.

Operating margins increased from 15.0% for the year ended December 31, 2017 to 16.5% for the year ended December 31, 2018 of which 3.3 percentage points was due to the gain on sale of the Language Solutions business and 0.3 percentage points was due to lower restructuring, impairment and other charges. Operating margins were also impacted by an increase in spin-off related transaction expenses which negatively impacted margins by 0.8 percentage points.

International

	Year Ended December 31,
	2018	2017
	(in millions, except percentages)
Net sales	$151.2	$157.0
Income from operations	31.6	7.2
Operating margin	20.9%	4.6%
Gain on sale of Language Solutions business	27.2	—
Restructuring, impairment and other charges-net	1.8	2.2
Disposition-related expenses	1.4	—

Net sales for the International segment for the year ended December 31, 2018 were $151.2 million, a decrease of $5.8 million, or 3.7%, compared to the year ended December 31, 2017 including a $2.7 million, or 1.7%, increase due to changes in foreign exchange rates and a $0.4 million, or 0.3%, increase due to the adoption of the new revenue recognition standard. Net sales decreased due to the sale of the Language Solutions business, partially offset by growth in SaaS solutions, primarily FundSuiteArc, virtual data room services and ActiveDisclosure, and higher volumes capital markets transactions and compliance volumes.

International segment income from operations for the year ended December 31, 2018 increased $24.4 million, or 338.9%, compared to the year ended December 31, 2017, due to the gain recognized on the sale of the Language Solutions business and growth in SaaS solutions, partially offset by lower sales volumes and an increase in disposition-related expenses.

Operating margins increased from 4.6% for the year ended December 31, 2017 to 20.9% for the year ended December 31, 2018 of which 18.0 percentage points was driven by the gain on sale of the Language Solutions business, partially offset by 0.9 percentage points due to higher disposition-related expenses.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Year Ended December 31,
	2018	2017
	(in millions)
Operating expenses	$44.5	$39.1
Share-based compensation expense	9.2	6.8
Disposition-related expenses	5.4	—
Spin-off related transaction expenses	3.6	6.5
Acquisition-related expenses	0.8	0.2
Restructuring, impairment and other charges-net	0.6	1.0
Investor-related expenses	0.5	—

Corporate operating expenses for the year ended December 31, 2018 increased $5.4 million versus the year ended December 31, 2017 due to disposition-related expenses and an increase in share-based compensation expense and acquisition-related expenses, partially offset by a decrease in spin-off related transaction expenses and incentive compensation expense.

Results of Operations for the Year Ended December 31, 2017 as Compared to the Year Ended December 31, 2016

The following table shows the results of operations for the year ended December 31, 2017 and 2016:

	2017	2016	$ Change	% Change
	(in millions, except percentages)
Services net sales	$632.1	$598.6	$33.5	5.6%
Products net sales	372.8	384.9	(12.1)	(3.1%)
Net sales	1,004.9	983.5	21.4	2.2%
Services cost of sales (exclusive of depreciation and amortization)	328.7	297.1	31.6	10.6%
Services cost of sales with RRD affiliates (exclusive of depreciation and amortization)*	19.5	37.8	(18.3)	(48.4%)
Products cost of sales (exclusive of depreciation and amortization)	240.9	226.2	14.7	6.5%
Products cost of sales with RRD affiliates (exclusive of depreciation and amortization)*	32.3	57.9	(25.6)	(44.2%)
Cost of sales	621.4	619.0	2.4	0.4%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	236.2	210.8	25.4	12.0%
Restructuring, impairment and other charges-net	7.1	5.4	1.7	31.5%
Depreciation and amortization	44.5	43.3	1.2	2.8%
Income from operations	$95.7	$105.0	$(9.3)	(8.9%)

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

Selling, general and administrative expenses for the year ended December 31, 2017 increased $25.4 million, or 12.0%, to $236.2 million, as compared to the year ended December 31, 2016, primarily due to an increase in expenses incurred to operate as an independent public company, including selling expenses, employee compensation costs and spin-off related transaction expenses, partially offset by an increase in the allocation of information technology expenses from selling, general and administrative expenses to cost of sales. As a percentage of net sales, selling, general, and administrative expenses increased from 21.4% for the year ended December 31, 2016 to 23.5% for year ended December 31, 2017 primarily due to increased costs of operating as an independent public company, including spin-off related transaction expenses.

For the year ended December 31, 2017, the Company recorded net restructuring, impairment and other charges of $7.1 million compared to $5.4 million for the year ended December 31, 2016. For the year ended December 31, 2017, these charges included $6.4 million of employee termination costs for 192 employees, all of whom were terminated as of December 31, 2018. These charges primarily related to the reorganization of certain operations and certain administrative functions. During the year ended December 31, 2017, the Company also incurred $0.3 million of lease termination and other restructuring costs, $0.2 million of net impairment charges primarily related to leasehold improvements associated with facility closures and $0.2 million for other charges associated with the Company’s decision to withdraw in 2013 from certain-multi-employer pension plans serving facilities that continued to operate. For the year ended December 31, 2016, these charges included $3.7 million of employee termination costs for 84 employees, all of whom were terminated as of December 31, 2016.  These charges were primarily the result of the reorganization of certain administrative functions.  The Company also incurred lease termination and other restructuring charges of $1.5 million and other charges of $0.2 million associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans during the year ended December 31, 2016.

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

Income from operations for the year ended December 31, 2017 decreased $9.3 million, or 8.9%, to $95.7 million versus the year ended December 31, 2016, due to lower volumes in capital markets transactions and healthcare print and an increase in expenses incurred to operate as an independent public company, including selling expenses, employee compensation costs and spin-off related transaction expenses, partially offset by cost control initiatives and higher volumes in capital markets compliance, virtual data room services, mutual funds print-related services and content management.

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

The effective income tax rate was 82.7% for the year ended December 31, 2017 compared to 37.3% for the year ended December 31, 2016. The 2017 effective income tax rate is higher as compared to the 2016 effective income tax rate primarily due to impacts of the changes to U.S. tax legislation as a result of the enactment of the Tax Act, including the transition tax imposed on the Company's accumulated foreign earnings and the remeasurement of the Company's U.S net deferred tax asset. The 2017 effective income tax rate was also impacted by non-deductible expenses incurred by the Company in 2017 which were previously incurred by RRD on behalf of the Company during pre-Separation periods, as well as a one-time favorable change in a valuation allowance in 2016 not present in 2017.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate.

U.S.

	Year Ended December 31,
	2017	2016
	(in millions, except percentages)
Net sales	$847.9	$845.2
Income from operations	127.6	118.4
Operating margin	15.0%	14.0%
Restructuring, impairment and other charges-net	3.9	4.7
Spin-off related transaction expenses	10.0	0.3

	Net Sales for the
	Year Ended December 31,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Capital Markets	$455.4	$466.1	$(10.7)	(2.3%)
Investment Markets*	367.2	354.5	12.7	3.6%
Language Solutions*	25.3	24.6	0.7	2.8%
Total U.S.	$847.9	$845.2	$2.7	0.3%

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
•

Investment Markets: Sales increased due to higher volumes in mutual fund print-related services, mutual fund print, content management and commercial print, partially offset by lower healthcare volumes and price pressures.

•	Language Solutions: Sales increased due to higher translations services volumes.

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

International

	Year Ended December 31,
	2017	2016
	(in millions, except percentages)
Net sales	$157.0	$138.3
Income from operations	7.2	8.8
Operating margin	4.6%	6.4%
Restructuring, impairment and other charges-net	2.2	0.6

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

International segment income from operations for the year ended December 31, 2017 decreased $1.6 million, or 18.2%, compared to the year ended December 31, 2016, due to an increase in allocated expenses, including information technology expenses and an increase in incentive compensation expense and restructuring, impairment and other charges, partially offset higher volumes in mutual funds, capital markets transactions, virtual data room and translation services and cost control initiatives.

Operating margins decreased from 6.4% for the year ended December 31, 2016 to 4.6% for the year ended December 31, 2017 of which 1.0 percentage points were due to higher restructuring, impairment and other charges.  Operating margins were also impacted by an increase in allocated expenses, including information technology expenses and incentive compensation expense, partially offset by cost control initiatives.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Year Ended
	December 31,
	2017	2016
	(in millions)
Operating expenses	$39.1	$22.2
Share-based compensation expense	6.8	2.5
Spin-off related transaction expenses	6.5	4.6
Restructuring, impairment and other charges-net	1.0	0.1
Acquisition-related expenses	0.2	—

Corporate operating expenses for the year ended December 31, 2017 increased $16.9 million versus the year ended December 31, 2016 due to higher employee compensation costs incurred to operate as an independent public company and an increase in share-based compensation expense and spin-off related transaction expenses.

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

In addition to the factors listed above, the following items are excluded from Non-GAAP adjusted EBITDA:

•

Spin-off related transaction expenses. The Company has incurred expenses related to the Separation to operate as a standalone publicly traded company. These expenses include third-party consulting fees, information technology expenses, employee retention payments, legal fees and other costs related to the Separation, including system implementation expenses related to transitioning from transition service agreements with RRD and LSC. Management does not believe that these expenses are reflective of ongoing operating results. This adjustment does not include expenses incurred prior to the Separation.

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

•	Investor-related expenses. Expenses incurred related to non-routine investor matters which include third-party advisory and consulting fees and legal fees.

A reconciliation of GAAP net earnings to Non-GAAP adjusted EBITDA for the years ended December 31, 2018, 2017 and 2016 for these adjustments is presented in the following table:

	Year ended December 31,
	2018	2017	2016
	(in millions)
Net earnings	$73.6	$9.7	$59.1
Net gain on sale of Language Solutions business	(53.8)	—	—
Gain on equity investment	(11.8)	—	—
Gain on eBrevia investment	(1.8)	—	—
Spin-off related transaction expenses	20.1	16.5	4.9
Share-based compensation expense	9.2	6.8	2.5
Disposition-related expenses	6.8	—	—
Restructuring, impairment and other charges—net	4.4	7.1	5.4
Acquisition-related expenses	0.8	0.2	—
Investor-related expenses	0.5	—	—
Depreciation and amortization	45.8	44.5	43.3
Interest expense—net	36.7	42.9	11.7
Investment and other income—net	(4.7)	(3.4)	(1.0)
Income tax expense	29.1	46.5	35.2
Non-GAAP adjusted EBITDA	$154.9	$170.8	$161.1

Net gain on sale of Language Solutions business. Included pre-tax gain of $53.8 million for the year ended December 31, 2018.

Gain on equity investment. Included pre-tax gain of $11.8 million for the year ended December 31, 2018.

Gain on eBrevia investment. Included pre-tax gain of $1.8 million for the year ended December 31, 2018 as a result of the acquisition of eBrevia, in which the Company previously held an investment.

Spin-off related transaction expenses. Included pre-tax charges of $20.1 million, $16.5 million and $4.9 million related to third-party consulting fees, information technology expenses, legal fees and other costs related to the Separation for the years ended December 31, 2018, 2017 and 2016, respectively.

Share-based compensation expense. Included pre-tax charges of $9.2 million, $6.8 million and $2.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Disposition-related expenses. Included pre-tax charges of $6.8 million primarily related to the disposition of the Language Solutions business, including legal fees, third party advisory and consulting fees and other costs for the year ended December 31, 2018.

2018 Restructuring, impairment and other charges—net. The year ended December 31, 2018 included $3.4 million for employee termination costs, $0.8 million of net lease termination and other restructuring costs and $0.2 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

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

Acquisition-related expenses. Included pre-tax charges of $0.8 million and $0.2 million primarily related to legal expenses for the years ended December 31, 2018 and 2017, respectively, associated with completed or contemplated acquisitions.

Investor-related expenses. Included pre-tax charges of $0.5 million related to non-routine investor matters. These expenses include third-party advisory and consulting fees and legal fees for the year ended December 31, 2018.

Liquidity and Capital Resources

Prior to the Separation, RRD provided financing, cash management and other treasury services to DFIN. The Company’s cash balances were swept by RRD and the Company received funding from RRD for operating and investing needs. Cash transferred to and from RRD was recorded as intercompany payables and receivables which are reflected in the net parent company investment in the consolidated and combined financial statements. Subsequent to the Separation, the Company no longer participates in cash management and funding arrangements with RRD.

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

The following describes the Company’s cash flows for the years ended December 31, 2018 and 2017.

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

2018 compared to 2017

Net cash provided by operating activities was $66.3 million for the year ended December 31, 2018 compared to $91.4 million for the year ended December 31, 2017. The decrease in net cash provided by operating activities reflected timing of customer and supplier payments and higher payments for incentive compensation partially offset by lower payments related to taxes and interest.

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

Cash Flows Used For Investing Activities

2018 compared to 2017

Net cash provided by investing activities was $30.2 million for the year ended December 31, 2018 compared to $31.0 million used in investing for the year ended December 31, 2017.  Capital expenditures were $37.1 million during the year ended December 31, 2018, an increase of $9.3 million as compared to the same period of 2017. For the year ended December 31, 2018, cash provided by investing activities included $77.5 million net proceeds from the sale of the Language Solutions business, partially offset by $12.5 million of cash paid for the acquisition of eBrevia. For the year ended December 31, 2017, cash used in investing activities included $3.4 million for the purchase of an investment in AuditBoard.

2017 compared to 2016

Net cash used in investing activities was $31.0 million for the year ended December 31, 2017 compared to $29.3 million for the year ended December 31, 2016.  Capital expenditures were $27.8 million during the year ended December 31, 2017, an increase of $1.6 million as compared to the same period of 2016.

Cash Flows Used For Financing Activities

2018 compared to 2017

Net cash used in financing activities for the year ended December 31, 2018 was $99.0 million compared to $45.7 million for the year ended December 31, 2017.  Net cash used in financing activities for the year ended December 31, 2018 reflected $97.5 million of payments on long-term debt. Net cash used in financing activities for the year ended December 31, 2017 reflected $133.0 million in payments on long-term debt, offset by a $68.0 million Separation-related payment from RRD and $18.8 million of proceeds from the issuance of common stock.

2017 compared to 2016

Net cash used in financing activities for the year ended December 31, 2017 was $45.7 million compared to $60.0 million for the year ended December 31, 2016.  The decrease in net cash used in financing activities reflected $133.0 million in payments on long-term debt in 2017, partially offset by a $68.0 million Separation-related payment from RRD and $18.8 million of proceeds from the issuance of common stock. Net cash used in financing activities for the year ended December 31, 2016 reflected $340.1 million in net transfers to RRD and its affiliates in connection with the Separation and $50.0 million in payments on long-term debt, offset by $348.2 million of proceeds from the issuance of long-term debt.

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies the Company’s future contractual obligations as of December 31, 2018:

	Payments Due In
	Total	2019	2020	2021	2022	2023	Thereafter
	(in millions)
Debt (a)	$372.5	$—	$—	$—	$—	$72.5	$300.0
Interest due on debt	161.2	28.7	28.7	28.7	28.7	27.8	18.6
Operating leases (b)	119.6	31.9	26.7	19.2	12.6	10.1	19.1
Outsourced services (c)	38.1	25.5	6.4	5.7	0.5	—	—
Deferred compensation	24.3	4.3	1.4	5.6	5.7	2.7	4.6
Incentive compensation	12.8	12.8	—	—	—	—	—
Multi-employer pension plan withdrawal obligations	5.7	0.4	0.4	0.4	0.4	0.4	3.7
Pension and other postretirement benefits plan contributions (d)	2.7	1.3	1.4	—	—	—	—
Other (e)	16.6	11.2	2.9	0.2	0.2	0.4	1.7
Total as of December 31, 2018	$753.5	$116.1	$67.9	$59.8	$48.1	$113.9	$347.7
(a)	Excludes unamortized debt issuance costs of $8.6 million and a discount of $1.2 million which do not represent contractual commitments with a fixed amount or maturity date.
(b)	Operating leases include obligations to landlords.
(c)	Includes information technology, professional, maintenance and other outsourced services.
(d)

Includes estimated pension and other postretirement benefits plan contributions for 2019 and 2020 and does not include the obligations for subsequent periods, as the Company is unable to reasonably estimate the ultimate amounts.

(e)

Other includes $6.0 million of remaining purchase price for the eBrevia acquisition, purchases of property, plant and equipment of $5.0 million, commercial agreement obligations of $1.8 million, employee restructuring-related severance payments of $0.4 million and miscellaneous other obligations.

Liquidity

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.

Cash and cash equivalents were $47.3 million as of December 31, 2018, a decrease of $4.7 million as compared to December 31, 2017.

Cash and cash equivalents of $47.3 million at December 31, 2018 included $29.9 million in the U.S. and $17.4 million at international locations. As a result of the transition tax incurred pursuant to the Tax Act, the Company now has the ability to repatriate any previously taxed foreign cash associated with the foreign earnings subject to the U.S. parent with minimal tax consequences. The Company intends to repatriate earnings up to its net earnings previously subject to U.S. tax. Thus, the Company updated its assertion in 2018 related to indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S. with the exception of the previously taxed foreign cash already subject to U.S. tax. The Company continues to analyze its global working capital and cash requirements to determine the amount of excess cash at its foreign subsidiaries that can be repatriated to the U.S. with minimal additional taxes. The Company has not yet completed its global capital structure analysis. As such, the Company has not recorded deferred taxes attributable to the book-over-tax outside basis differences in its foreign subsidiaries as of December 31, 2018. The Company will record the tax effects related to repatriating any previously taxed foreign cash in the period when the Company begins repatriating this previously taxed foreign cash.

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

On December 18, 2018, the Company entered into a second amendment to the Credit Agreement which extended the maturity date of the Revolving Facility to December 18, 2023, reduced the interest rate margin percentages and facility fees applicable to the Revolving Facility, increased the allowable annual dividends from $15.0 million to $20.0 million in the aggregate and modified the financial maintenance and negative covenants in the Credit Agreement.

The Company’s debt maturity schedule as of December 31, 2018 is shown in the table below:

	Debt Maturity Schedule
	Total	2019	2020	2021	2022	2023	Thereafter
Notes (a)	$300.0	$—	$—	$—	$—	$—	$300.0
Borrowings under the Term Loan Credit Facility (b)	72.5	—	—	—	—	72.5	—
Borrowings under the Revolving Facility	—	—	—	—	—	—	—
Total	$372.5	$—	$—	$—	$—	$72.5	$300.0
(a)	Excludes unamortized debt issuance costs of $4.8 million which do not represent contractual commitments with a fixed amount or maturity date.
(b)	Excludes unamortized debt issuance costs of $3.8 million and a discount of $1.2 million which do not represent contractual commitments with a fixed amount or maturity date.

The Credit Agreement contains a number of covenants, including, but not limited to, a minimum Interest Coverage Ratio and the Consolidated Net Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $20.0 million in aggregate, though additional dividends may be allowed subject to certain conditions. Each of these covenants is subject to important exceptions and qualifications.

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

As of December 31, 2018, there were no borrowings under the Revolving Facility. Based on the Company’s results of operations for the year ended December 31, 2018 and existing debt, the Company would have had the ability to utilize $254.7 million of the $300.0 million Revolving Facility and not have been in violation of the terms of the agreement. The current availability under the Revolving Facility and net available liquidity as of December 31, 2018 is shown in the table below:

December 31, 2018
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	45.3
$254.7
Usage
Borrowings under the Revolving Facility	—
Impact on availability related to outstanding letters of credit	—
$—

Current availability at December 31, 2018	$254.7
Cash	47.3
Net Available Liquidity	$302.0

The Company was in compliance with its debt covenants as of December 31, 2018, and expects to remain in compliance based on management’s estimates of operating and financial results for 2019 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of December 31, 2018, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of December 31, 2018, the Revolving Facility is supported by sixteen U.S. and international financial institutions.

As of December 31, 2018, the Company had $3.1 million in outstanding letters of credit and bank guarantees, of which none reduced to the availability under the Revolving Facility.

Acquisitions and Dispositions

During the year ended December 31, 2018, the Company paid $12.5 million, net of cash acquired, for the acquisition of eBrevia. $4.1 million of the purchase price, excluding contingent consideration, was payable as of December 31, 2018 and is expected to be paid during 2019. $1.9 million of the purchase price related to amounts held in escrow was payable as of December 31, 2018 and is expected to be paid during 2020.

During the year ended December 31, 2018, the Company sold its Language Solutions business for net proceeds of $77.5 million in cash, all of which was received as of December 31, 2018. The Company used approximately $60.0 million of net proceeds from the sale to pay down debt under the Term Loan Credit Facility in July 2018 in accordance with the provisions of the Credit Agreement.

Debt Issuances

On September 30, 2016, the Company entered into the Credit Agreement, which provided for the Term Loan Credit Facility and the Revolving Facility. The Term Loan Facility will mature on September 30, 2023. On December 18, 2018, the Company entered into a second amendment to the Credit Agreement which extended the maturity date of the Revolving Facility from September 30, 2021 to December 18, 2023.

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

Risk Management

The Company is exposed to interest rate risk on its variable debt. At December 31, 2018, the Company’s exposure to rate fluctuations on variable-interest borrowings was $72.5 million.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows. A hypothetical 10% change in yield would change the fair values of fixed-rate debt at December 31, 2018 by approximately $10.9 million, or 3.6%.

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

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 12, Commitments and Contingencies, to the Consolidated and Combined Financial Statements.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s consolidated financial statements are described in Note 23, New Accounting Pronouncements, to the Consolidated and Combined Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to potential fluctuations in earnings, cash flows, and the fair value of certain assets and liabilities due to changes in interest rates and foreign currency exchange rates. The Company manages exposure to these market risks through regular operating and financial activities and, when deemed appropriate, through the use of derivative financial instruments for risk management purposes. As a result, the Company does not anticipate any material losses from these risks. The Company was not a party to any derivative financial instrument at December 31, 2018 or 2017.

The Company discusses risk management in various places throughout this document, including discussions concerning liquidity and capital resources.

Foreign Exchange Risk

While the substantial majority of the Company’s business is conducted within the U.S., approximately 16% of the Company’s consolidated net sales in 2018 were earned outside of the U.S. The Company has operations internationally that are denominated in foreign currencies, primarily the British Pound and Canadian dollar, exposing the Company to foreign currency exchange risk which may adversely impact financial results. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of the Company’s various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange spot and forward contracts to hedge the currency risk. The Company does not use derivative financial instruments for trading or speculative purposes.

For the year ended December 31, 2018, a hypothetical 10% strengthening of the U.S. dollar relative to multiple currencies would have resulted in a decrease in earnings before income taxes of $3.2 million. A hypothetical 10% strengthening of the U.S. dollar relative to multiple currencies at December 31, 2018 would have resulted in a decrease in total assets of approximately $7.8 million.

Interest Rate Risk

The Company is exposed to interest rate risk on its variable debt. At December 31, 2018, the Company’s exposure to rate fluctuations on variable-interest borrowings was $72.5 million.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows. A hypothetical 10% change in yield would change the fair values of fixed-rate debt at December 31, 2018 by approximately $10.9 million, or 3.6%.

Credit Risk

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated due to the Company’s large, diverse customer base, dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10% of the Company’s combined net sales in the years ended December 31, 2018, 2017 or 2016. The Company maintains provisions for potential credit losses and such losses to date have normally been within the Company’s expectations. The Company evaluates the solvency of its customers on an ongoing basis to determine if additional allowances for doubtful accounts receivable need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.

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

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2018. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

(b)	Changes in internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the guidelines established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Donnelley Financial Solutions, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Donnelley Financial Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated and combined financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the allocation of certain assets, liabilities, expenses and income that have historically been held at R.R. Donnelley & Sons Company corporate level, but which are specifically identifiable or attributable to Donnelley Financial Solutions, Inc.

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

Chicago, Illinois

February 27, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF DONNELLEY FINANCIAL SOLUTIONS, INC. AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 24, 2019 (the “2019 Proxy Statement”).

The Company has adopted a policy statement entitled Code of Ethics that applies to its chief executive officer and senior financial officers. In the event that an amendment to, or a waiver from, a provision of the Code of Ethics is made or granted, the Company intends to post such information on its web site, www.dfsco.com. A copy of the Company’s Code of Ethics has been filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

EXECUTIVE OFFICERS OF DONNELLEY FINANCIAL SOLUTIONS, INC.

Name, Age and Position with the Company	Officer Since	Business Experience
Daniel N. Leib 52, Chief Executive Officer	2016

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

Thomas F. Juhase 58, Chief Operating Officer	2016

Served as RRD’s President, Financial, Global Outsourcing and Document Solutions from 2010 to October 2016. He served as RRD’s President, Financial and Global Outsourcing from 2007 to 2010, as President, Global Capital Market, Financial Print Solutions from 2004 to 2007. From 1991 to 2004, Mr. Juhase served in various capacities with RRD in sales and operations in the U.S. and internationally.

David A. Gardella 49, Chief Financial Officer	2016

Served as RRD’s Senior Vice President, Investor Relations & Mergers and Acquisitions from 2011 to October 2016. He served as RRD’s Vice President, Investor Relations from 2009 to 2011 and as Vice President, Corporate Finance from 2008 to 2009. From 1992 to 2004 and then from 2005 to 2008, Mr. Gardella served in various capacities in financial management and financial planning & analysis.

Jennifer B. Reiners 52, General Counsel	2016

Served as RRD’s Senior Vice President, Deputy General Counsel from 2008 to October 2016 and as Vice President, Deputy General Counsel from 2005 to 2008. Prior to this, served in various capacities in the legal department from 1997 to 2008.

Kami S. Turner 44, Controller and Chief Accounting Officer	2016

Served as RRD’s Assistant Controller from December 2012 to October 2016. Prior to this, served as Vice President, External Reporting in 2012 and from 2009 to 2011 served in various capacities in finance at RRD.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the material under the captions “Compensation Discussion and Analysis,” “Human Resources Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation” of the 2019 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2019 Proxy Statement.

Equity Compensation Plan Information

Information as of December 31, 2018 concerning compensation plans under which DFIN’s equity securities are authorized for issuance was as follows:

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (in thousands) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (1)) (in thousands) (3)
Equity compensation plans approved by security holders (a)	1,585.9	$21.44	977.3

(a)

Includes 950,493 shares issuable upon the vesting of restricted stock units, however, excludes 207,486 of restricted stock awards as these awards are already issued under the Donnelley Financial Solutions Performance Incentive Plan as common stock.

(b)	Restricted stock units and restricted stock awards were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(c)

All of these shares are available for issuance under the Donnelley Financial Solutions Performance Incentive Plan. The Donnelley Financial Solutions Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 3,500,000 in the aggregate, of which 977,314 remain available for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the heading “Certain Transactions,” “The Board’s Committees and Their Functions” and “Corporate Governance—Independence of Directors” of the 2019 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm” of the 2019 Proxy Statement.

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

ITEM 15(a).  INDEX TO FINANCIAL STATEMENTS

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated and Combined Statements of Operations

(in millions, except per share data)

	Year Ended December 31,
	2018	2017	2016

Services net sales	$618.0	$632.1	$598.6
Products net sales	345.0	372.8	384.9
Total net sales	963.0	1,004.9	983.5
Services cost of sales (exclusive of depreciation and amortization)	328.8	328.7	297.1
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	—	19.5	37.8
Products cost of sales (exclusive of depreciation and amortization)	258.5	240.9	226.2
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	—	32.3	57.9
Total cost of sales	587.3	621.4	619.0
Selling, general and administrative expenses (exclusive of depreciation and amortization)	258.2	236.2	210.8
Restructuring, impairment and other charges-net	4.4	7.1	5.4
Depreciation and amortization	45.8	44.5	43.3
Other operating income	(53.8)	—	—
Income from operations	121.1	95.7	105.0
Interest expense-net	36.7	42.9	11.7
Investment and other income-net	(18.3)	(3.4)	(1.0)
Earnings before income taxes	102.7	56.2	94.3
Income tax expense	29.1	46.5	35.2
Net earnings	$73.6	$9.7	$59.1

Net earnings per share (Note 16):
Basic net earnings per share	2.18	0.29	1.81
Diluted net earnings per share	2.16	0.29	1.80
Weighted average number of common shares outstanding
Basic	33.8	33.1	32.6
Diluted	34.0	33.3	32.8

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

See Notes to the Consolidated and Combined Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated and Combined Statements of Comprehensive Income

(in millions)

	Year Ended December 31,
	2018	2017	2016
Net earnings	$73.6	$9.7	$59.1

Other comprehensive income (loss), net of tax:
Translation adjustments	(5.0)	4.4	(0.1)
Adjustment for net periodic pension and other postretirement benefits plan cost	(2.2)	(0.7)	7.1
Other comprehensive (loss) income, net of tax	(7.2)	3.7	7.0
Comprehensive income	$66.4	$13.4	$66.1

See Notes to the Consolidated and Combined Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Balance Sheets

(in millions, except per share data)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$47.3	$52.0
Receivables, less allowances for doubtful accounts of $7.9 in 2018 (2017 - $7.3)	172.9	165.2
Inventories	12.1	23.3
Prepaid expenses and other current assets	16.7	29.6
Total current assets	249.0	270.1
Property, plant and equipment-net	32.2	34.7
Software-net	47.8	41.1
Goodwill	450.0	447.4
Other intangible assets-net	37.2	39.9
Deferred income taxes	9.7	22.2
Other noncurrent assets	42.8	38.1
Total assets	$868.7	$893.5
LIABILITIES
Accounts payable	$72.4	$67.8
Accrued liabilities	126.0	119.2
Total current liabilities	198.4	187.0
Long-term debt (Note 15)	362.7	458.3
Deferred compensation liabilities	19.5	22.8
Pension and other postretirement benefits plan liabilities	51.3	52.5
Other noncurrent liabilities	10.8	23.5
Total liabilities	642.7	744.1
Commitments and Contingencies (Note 12)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued: 34.2 shares in 2018 (2017 - 33.8 shares)	0.3	0.3
Treasury stock, at cost: 0.1 shares in 2018 (2017 - less than 0.1 shares)	(2.4)	(0.9)
Additional paid-in-capital	216.5	205.7
Retained earnings	94.3	8.9
Accumulated other comprehensive loss	(82.7)	(64.6)
Total equity	226.0	149.4
Total liabilities and equity	$868.7	$893.5

See Notes to the Consolidated and Combined Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated and Combined Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net earnings	$73.6	$9.7	$59.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	45.8	44.5	43.3
Provision for doubtful accounts receivable	4.9	3.9	3.1
Share-based compensation	9.2	6.8	2.5
Deferred income taxes	10.5	12.4	(5.9)
Changes in uncertain tax positions	—	(0.2)	0.9
Net pension plan income	(3.2)	(3.3)	(1.0)
Gain on change in fair value of investment	(13.6)	—	—
Gain on disposition	(53.8)	—	—
Gain on investments and other assets - net	—	0.2	0.1
Other	2.3	2.8	1.0
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable - net	(25.3)	18.0	(43.1)
Inventories	(1.6)	0.8	(1.9)
Prepaid expenses and other current assets	1.2	(3.5)	(7.4)
Accounts payable	10.7	(18.3)	42.3
Income taxes payable and receivable	9.2	5.4	(3.6)
Accrued liabilities and other	(1.7)	14.4	17.7
Pension and other postretirement benefits plan contributions	(1.9)	(2.2)	(1.1)
Net cash provided by operating activities	66.3	91.4	106.0
INVESTING ACTIVITIES
Capital expenditures	(37.1)	(27.8)	(26.2)
Acquisition of business, net of cash acquired	(12.5)	—	—
Sale (purchase) of investment	3.1	(3.4)	(3.5)
Proceeds from disposition	77.5	—	—
Other investing activities	(0.8)	0.2	0.4
Net cash provided by (used in) investing activities	30.2	(31.0)	(29.3)
FINANCING ACTIVITIES
Revolving facility borrowings	360.0	298.5	—
Payments on revolving facility borrowings	(360.0)	(298.5)	—
Payments on long-term debt	(97.5)	(133.0)	(50.0)
Proceeds from the issuance of common stock	1.2	18.8	—
Treasury share repurchases	(1.5)	(0.9)	—
Debt issuance costs	(1.2)	(2.1)	(9.3)
Separation-related payment from R.R. Donnelley	—	68.0	—
Proceeds from issuance of long-term debt	—	3.1	348.2
Net transfers to Parent and affiliates	—	—	(340.1)
Net change in short-term debt	—	—	(8.8)
Other financing activities	—	0.4	—
Net cash used in financing activities	(99.0)	(45.7)	(60.0)
Effect of exchange rate on cash and cash equivalents	(2.2)	1.1	4.4
Net (decrease) increase in cash and cash equivalents	(4.7)	15.8	21.1
Cash and cash equivalents at beginning of year	52.0	36.2	15.1
Cash and cash equivalents at end of period	$47.3	$52.0	$36.2

Supplemental non-cash disclosure:
Debt exchange with R.R. Donnelley, including $5.5 million of debt issuance costs	$—	$—	$300.0
Settlement of intercompany note payable	—	—	29.6
Accrued debt issuance costs	—	—	1.5

See Notes to the Consolidated and Combined Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated and Combined Statements of Equity

(in millions)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Net Parent Company Investment	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2016	—	$—	—	$—	$—	$639.5	$—	$(16.0)	$623.5
Net earnings	—	—	—	—	—	59.9	(0.8)	—	59.1
Net transfers to R.R. Donnelley	—	—	—	—	—	(598.8)	—	—	(598.8)
Separation-related adjustments	—	—	—	—	—	78.0	—	(59.3)	18.7
Reclassification of net parent company investment in connection with the Separation	—	—	—	—	178.6	(178.6)	—	—	—
Issuance of common stock upon separation	32.4	0.3	—	—	—	—	—	—	0.3
Share-based compensation	—	—	—	—	1.3	—	—	—	1.3
Issuance of share-based awards, net of withholdings and other	0.2	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	7.0	7.0
Balance at December 31, 2016	32.6	$0.3	—	$—	$179.9	$—	$(0.8)	$(68.3)	$111.1
Net earnings	—	—	—	—	—	—	9.7	—	9.7
Other comprehensive income	—	—	—	—	—	—	—	3.7	3.7
Separation-related adjustments	—	—	—	—	0.2	—	—	—	0.2
Issuance of additional common shares	0.9	—	—	—	18.8	—	—	—	18.8
Share-based compensation	—	—	—	—	6.8	—	—	—	6.8
Issuance of share-based awards, net of withholdings and other	0.3	—	—	(0.9)	—	—	—	—	(0.9)
Balance at December 31, 2017	33.8	$0.3	—	$(0.9)	$205.7	$—	$8.9	$(64.6)	$149.4
Net earnings	—	—	—	—	—	—	73.6	—	73.6
Other comprehensive income	—	—	—	—	—	—	—	(7.2)	(7.2)
Adoption of ASU 2018-02	—	—	—	—	—	—	10.9	(10.9)	—
Adoption of ASU 2014-09	—	—	—	—	—	—	0.9	—	0.9
Share-based compensation	—	—	—	—	9.2	—	—	—	9.2
Issuance of share-based awards, net of withholdings and other	0.4	—	0.1	(1.5)	1.6	—	—	—	0.1
Balance at December 31, 2018	34.2	$0.3	0.1	$(2.4)	$216.5	$—	$94.3	$(82.7)	$226.0

See Notes to the Consolidated and Combined Financial Statements

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 1. Overview and Basis of Presentation

Description of Business

Donnelley Financial Solutions, Inc. (“DFIN,” or the “Company”) is a leading global risk and compliance solutions company. The Company provides regulatory filing solutions, software-as-a-service (“SaaS”), technology-enabled services and print and distribution solutions to public and private companies, mutual funds and other regulated investment firms, to serve their regulatory and compliance needs. For corporate clients within its capital markets offerings, the Company offers technology-enabled filing solutions that allow U.S. public companies to comply with applicable U.S. Securities and Exchange Commission (“SEC”) regulations including filing agent services, digital document creation and online content management tools that support their corporate financial transactions and regulatory reporting; solutions to facilitate clients’ communications with their shareholders; and virtual data rooms and other deal management solutions. For the investment markets, including alternative investment and insurance investment companies, the Company provides technology-enabled filing solutions including cloud-based tools for creating and filing high-quality regulatory documents and solutions for investors designed to improve the speed and accuracy of their access to investment information. Throughout a company’s life cycle, the Company serves its clients’ regulatory and compliance needs. The Company’s deep industry and regulatory expertise and a commitment to exceptional service guides our clients to navigate a high-stakes and ever-changing regulatory environment.

DFIN’s Registration Statement on Form 10, as amended, was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on September 20, 2016. On October 1, 2016, DFIN became an independent publicly traded company through the distribution by R.R. Donnelley & Sons Company (“RRD”) of approximately 26.2 million shares, or 80.75%, of DFIN common stock to RRD shareholders (the “Separation”). Holders of RRD common stock received one share of DFIN common stock for every eight shares of RRD common stock held on September 23, 2016. As part of the Separation, RRD retained approximately 6.2 million shares of DFIN common stock, or a 19.25% interest in DFIN. DFIN’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange on October 3, 2016.  On October 1, 2016, RRD also completed the previously announced separation of LSC Communications, Inc. (“LSC”), its publishing and retail-centric print services and office products business. On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC common stock (RRD’s remaining ownership stake in LSC) in an underwritten public offering. As a result, beginning in the quarter ended June 30, 2017, LSC no longer qualified as a related party of the Company, therefore amounts disclosed related to LSC are presented through March 31, 2017 only.

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

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

In connection with the Separation, the Company entered into transition services agreements separately with RRD and LSC, under which, in exchange for the fees specified in the arrangements, RRD and LSC agree to provide certain services to the Company and the Company agrees to provide certain services to RRD, respectively. These services have included, but are not limited to, information technology, accounts receivable, accounts payable, payroll and other financial and administrative services and functions. Most of the services provided under the transition services agreements terminated at September 30, 2018 or earlier. Under certain transition services agreements, RRD agreed to provide information technology services to the Company for up to 36 months following the Separation. These agreements facilitated the separation by allowing the Company to operate independently prior to establishing stand-alone back office systems across its organization.

At the time of the Separation, the Company entered into a number of commercial and other arrangements with RRD and its subsidiaries. These include, among other things, arrangements for the provision of services, including global outsourcing and logistics services, printing and binding, digital printing, composition, and access to technology. The terms of the arrangements with RRD do not exceed 36 months. Subsequent to the Separation, RRD and LSC are clients of the Company and expect to utilize SaaS solutions and services that the Company provides to all of its clients.

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

For periods prior to the Separation, the consolidated and combined financial statements include the allocation of certain assets and liabilities that were historically held at the RRD corporate level but which were specifically identifiable or attributable to the Company.  Cash and cash equivalents held by RRD were not allocated to DFIN unless they were held in a legal entity that was transferred to DFIN. All intercompany transactions and accounts within DFIN have been eliminated. All intracompany transactions between RRD and DFIN are considered to be effectively settled in the consolidated and combined financial statements at the time the transaction is recorded. The total net effect of the settlement of these intracompany transactions is reflected in the consolidated and combined statements of cash flows as a financing activity and in the consolidated and combined statements of equity as net parent company investment. Net parent company investment is primarily impacted by contributions from RRD which are the result of treasury activities and net funding provided by or distributed to RRD.

Prior to the Separation, the consolidated and combined financial statements include certain expenses of RRD which were allocated to DFIN for certain functions, including general corporate expenses related to information technology, finance, legal, human resources, internal audit, treasury, tax, investor relations and executive oversight.  These expenses were allocated to the Company on the basis of direct usage, when available, with the remainder allocated on the pro rata basis of revenue, employee headcount, or other measures. The Company considers the expense methodology and results to be reasonable for all periods presented.  However, these allocations may not be indicative of the actual expenses that would have been incurred as an independent public company or the costs that may be incurred in the future.

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

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

RRD maintained various benefit and share-based compensation plans at a corporate level.  DFIN employees participated in those programs and a portion of the cost of those plans is included in DFIN’s consolidated and combined financial statements for periods prior to the Separation.  On October 1, 2016, DFIN recorded net pension plan liabilities of $68.3 million (consisting of a total benefit plan liability of $317.0 million, net of plan assets having fair market value of $248.7 million), as a result of the transfer of certain pension plan liabilities and assets from RRD to the Company upon the legal split of those plans. The pension plan asset allocation from RRD was finalized on June 30, 2017, which resulted in a $0.7 million decrease to the fair value of plan assets transferred to the Company from RRD. The Company also recorded a net other postretirement benefit liability of $1.5 million, as a result of the transfer of an other postretirement benefit plan from RRD to the Company. Refer to Note 13, Retirement Plans, for further details regarding the Company’s pension and other postretirement benefit plans.

DFIN generates a portion of net revenue from sales to RRD’s subsidiaries. Included in the consolidated and combined financial statements are net revenues from sales to RRD and affiliates of $8.3 million for the six months ended June 30, 2017 and $19.4 million for the year ended December 31, 2016, respectively. DFIN utilizes RRD for freight and logistics, production of certain printed products and outsourced business services functions. Included in the consolidated and combined financial statements are cost of sales to RRD and affiliates of $51.8 million for the six months ended June 30, 2017 and $95.7 million for the year ended December 31, 2016, respectively. See Note 22, Related Parties, for a further description of related party transactions.

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

Fair Value Measurements—Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company records the fair value of its pension plan assets on a recurring basis. See Note 13, Retirement Plans, for the fair value of the Company’s pension plan assets as of December 31, 2018.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The Company adopted Accounting Standards Update No. 2016-01 “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) on January 1, 2018, which requires that investments in equity securities, except those accounted for under the equity method of accounting or those that result in consolidation, to be measured at fair value with changes in fair value recognized in net income. The Company measures its equity investments that do not have a readily determinable fair value, at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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

Revenue Recognition — The Company manages highly-customized data and materials, such as Exchange Act, Securities Act and Investment Company Act filings with the SEC on behalf of its customers and performs XBRL and related services. The Company’s SaaS offerings include the Venue Virtual Data Room, the FundSuiteArc software platform, ActiveDisclosure and data and analytics, among others.

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

The Company records deferred revenue in situations when amounts are invoiced but the revenue recognition criteria outlined above are not met. Such revenue is recognized when all criteria are subsequently met.

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

Refer to Note 3, Revenue, for a discussion of the impact of the 2018 Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

Cash and cash equivalents —The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term securities consist of investment grade instruments of governments, financial institutions and corporations.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Receivables— Receivables are stated net of allowances for doubtful accounts and primarily include trade receivables, notes receivable and miscellaneous receivables from suppliers. No single customer comprised more than 10% of the Company’s net sales in 2018, 2017 or 2016. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience. See Note 7, Accounts Receivable, for details of activity affecting the allowance for doubtful accounts receivable.

Inventories —Inventories include material, labor and factory overhead and are stated at the lower of cost or market and net of excess and obsolescence reserves for raw materials. Provisions for excess and obsolete inventories are made at differing rates, utilizing historical data and current economic trends, based upon the age and type of the inventory. Specific excess and obsolescence provisions are also made when a review of specific balances indicates that the inventories will not be utilized in production or sold.  Inventory is valued using the First-In, First-Out (FIFO) method.

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

Software —The Company incurs costs to develop software applications for internal-use and for the development of SaaS solutions sold to its clients.   These costs include both direct costs from third-party vendors and eligible salaries and payroll-related costs of employees.  The Company capitalizes costs associated with internal-use software and SaaS solutions when management with the relevant authority authorizes and commits to the funding of the software project and it is probable that the project will be completed and the software will be used to perform the functions intended. Costs associated with upgrades and enhancements of internal-use software and SaaS solutions are capitalized only if such modifications result in additional functionality of the software, whereas costs incurred for preliminary project stage activities, training, project management and maintenance is expensed as incurred.

Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software, excluding amortization expense related to other intangible assets, was $24.3 million, $22.5 million and $20.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company also performs an interim review for indicators of impairment at each quarter-end to assess whether an interim impairment review is required for any reporting unit. In the Company’s annual review at October 31, 2018, and its interim review for indicators of impairment as of December 31, 2018, management concluded that there were no indicators that the fair value of any of the reporting units with goodwill was more likely than not below its carrying amount.

Other intangible assets are recognized separately from goodwill and are amortized over their estimated useful lives.  See Note 6, Goodwill and Other Intangible Assets, for further discussion of other intangible assets and the related amortization expense

Share-Based Compensation — In periods prior to the Separation, RRD maintained an incentive share-based compensation program for the benefit of its officers, directors, and certain employees, including certain DFIN employees.  For those periods share-based compensation expense has been allocated to the Company based on the awards and terms previously granted to the Company’s employees as well as an allocation of compensation expense to RRD’s corporate and shared functional employees.

Subsequent to the Separation, the Company recognizes share-based compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options, restricted stock units (“RSUs”), performance-based restricted stock and performance share units (“PSUs”). The Company recognizes compensation expense for RSUs and PSUs expected to vest on a straight-line basis over the requisite service period of the award. The Company recognizes compensation expense for performance based restricted stock awards granted in 2016 utilizing a graded vesting schedule. Compensation expense for performance based restricted stock awards granted in 2017, which cliff vest, is recognized on a straight-line basis. Compensation expense for stock options is recognized on a straight-line basis over the requisite service period of the award. See Note 17, Share-Based Compensation, for further discussion.

Pension and Other Postretirement Benefit Plans — Prior to the Separation, RRD provided pension and other postretirement healthcare benefits to certain current and former employees of DFIN. DFIN’s consolidated and combined statements of operations include expense allocations for these benefits. These allocations were funded through intercompany transactions with RRD which are reflected within net parent company investment in DFIN.

On October 1, 2016, DFIN recorded net pension plan liabilities of $68.3 million (consisting of a total benefit plan liability of $317.0 million, net of plan assets having fair market value of $248.7 million), as a result of the transfer of certain pension plan liabilities and assets from RRD to the Company upon the legal split of those plans. The pension plan asset allocation from RRD was finalized on June 30, 2017, which resulted in a $0.7 million decrease to the fair value of plan assets transferred to the Company from RRD. The Company also recorded a net other postretirement benefit liability of $1.5 million, as a result of the transfer of an other postretirement benefit plan from RRD to the Company.

DFIN engages outside actuaries to assist in the determination of the obligations and costs under these plans.  The annual income and expense amounts relating to the pension plan are based on calculations which include various actuarial assumptions including, mortality expectations, discount rates and expected long-term rates of return. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effects of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into operating earnings over future periods.  The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. Refer to Note 13, Retirement Plans, for further discussion.

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

The Company is regularly audited by foreign and domestic tax authorities. These audits occasionally result in proposed assessments where the ultimate resolution might result in the Company owing additional taxes, including in some cases, penalties and interest. The Company recognizes a tax position in its financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s financial statements. The Company adjusts such reserves upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon effective settlement or upon the expiration of the statute of limitations, in the period in which such event occurs. See Note 14, Income Taxes, for further discussion.

Commitments and Contingencies - The Company is subject to lawsuits, investigations and other claims related to environmental, employment, commercial and other matters, as well as preference claims related to amounts received from customers and others prior to their seeking bankruptcy protection. Periodically, the Company reviews the status of each significant matter and assesses potential financial exposure. See Note 12, Commitments and Contingencies, for further discussion.

Restructuring - The Company records restructuring charges when liabilities are incurred as part of a plan approved by management with the appropriate level of authority for the elimination of duplicative functions, the closure of facilities, or the exit of a line of business, generally in order to reduce the Company’s overall cost structure. See Note 5, Restructuring, for further discussion.

Note 3. Revenue

Revenue Recognition

The Company manages highly-customized data and materials, such as Exchange Act, Securities Act and Investment Company Act filings with the SEC on behalf of its customers, manages virtual data rooms and performs XBRL and related services.  Clients are provided with EDGAR filing services, XBRL compliance services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among others. The Company’s SaaS offerings include the Venue Virtual Data Room, the FundSuiteArc software platform, ActiveDisclosure and data and analytics, among others.

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

The impact of the adoption of ASU 2014-09 on the Company’s consolidated statement of operations for the year ended December 31, 2018 and consolidated balance sheet as of December 31, 2018 was as follows:

	Year Ended December 31, 2018
	Previous Revenue Standard	Adoption of ASU 2014-09	As Reported

Services net sales	$618.1	$(0.1)	$618.0
Products net sales	345.0	—	345.0
Total net sales	963.1	(0.1)	963.0

Services cost of sales (exclusive of depreciation and amortization)	329.4	(0.6)	328.8
Products costs of sales (exclusive of depreciation and amortization)	258.5	—	258.5
Total cost of sales	587.9	(0.6)	587.3

Selling, general and administrative expenses (exclusive of depreciation and amortization)	258.2	—	258.2
Income tax expense	28.9	0.2	29.1
Net earnings	$73.3	$0.3	$73.6

Earnings per share
Basic	2.17	0.01	2.18
Diluted	2.15	0.01	2.16

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

	December 31, 2018
	Previous Revenue Standard	Adoption of ASU 2014-09	As Reported
Assets
Receivables, less allowances for doubtful accounts	$164.4	$8.5	$172.9
Inventories	22.0	(9.9)	12.1
Deferred income taxes	10.3	(0.6)	9.7
Total assets	870.7	(2.0)	868.7

Liabilities
Accrued liabilities	129.2	(3.2)	126.0
Equity
Retained earnings	93.1	1.2	94.3

Total liabilities and equity	$870.7	$(2.0)	868.7

Disaggregation of revenue

The following tables disaggregates revenue by reporting unit and timing of revenue recognition for the year ended December 31, 2018:

	Year Ended December 31, 2018
	Point in time	Over time	Total
U.S.
Capital Markets	$358.9	$97.1	$456.0
Investment Markets	291.6	50.5	342.1
Language Solutions	13.7	—	13.7
Total U.S.	664.2	147.6	811.8
International	132.2	19.0	151.2
Total net sales	$796.4	$166.6	$963.0

Contract Balances

Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. Contract assets were $8.7  million at December 31, 2018 and $9.0 million at January 1, 2018, respectively. Generally, the contract assets balance is impacted by the recognition of additional contract assets, offset by amounts invoiced to customers. For the year ended December 31, 2018, final amounts invoiced to customers exceeded estimates of standalone selling price as of January 1, 2018 for the related arrangements by approximately $0.7 million. Contract assets are included in accounts receivable on the consolidated balance sheet.

Contract liabilities consist of deferred revenue and progress billings which are included in accrued liabilities on the consolidated balance sheet. Changes in contract liabilities were as follows:

Balance at January 1, 2018	$14.2
Deferral of revenue	47.1
Revenue recognized	(47.9)
Disposition	(1.6)
Acquisition	0.2
Balance at December 31, 2018	$12.0

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 4. Acquisitions and Dispositions

Acquisition

On December 18, 2018, the Company acquired eBrevia, a leading provider of artificial intelligence-based data extraction and contract analytics software solutions. The eBrevia technology provides leading enterprise contract review and analysis solutions, leveraging machine learning to produce faster and more accurate results. eBrevia's software, which extracts and summarizes key legal provisions and other information, can be used in due diligence, contract management, lease abstraction and document drafting. The acquisition enhances the Company’s Venue Deal Solutions offerings to provide clients with secure data aggregation, due diligence, compliance and risk management solutions. The Company previously held a 12.8% investment in eBrevia prior to the acquisition. The purchase price for the remaining equity of eBrevia, which includes the Company’s estimate of contingent consideration, was $23.2 million, net of cash acquired of $0.2 million. $4.1 million of the purchase price, excluding contingent consideration and amounts held in escrow, was payable as of December 31, 2018 and is expected to be paid during 2019. The fair value of the Company’s previously held investment was $3.3 million, resulting in the recognition of a $1.8 million gain, which is reflected in investment and other income in the consolidated statements of operations for the year ended December 31, 2018. The fair value of the previously held investment was determined based on the purchase price paid for the remaining equity less an estimated control premium. The former owners of eBrevia, excluding the Company, may receive additional contingent consideration of up to $3.5 million in cash subject to eBrevia achieving certain financial targets during the twenty-four months post acquisition. As of the acquisition date, the Company estimated the fair value of contingent consideration to be $0.8 million using a probability weighting of the potential payouts. Subsequent changes in the estimated contingent consideration from the final purchase price allocation will be recognized in the Company’s consolidated statement of operations. The operations of eBrevia are included within the Capital Markets reporting unit in the U.S. segment.

For the years ended December 31, 2018 and 2017, the Company recorded $0.8 million and $0.2 million, respectively, of acquisition-related expenses associated with acquisitions completed or contemplated within selling, general and administrative expenses in the consolidated statement of operations.

The eBrevia acquisition was recorded by allocating the cost of the acquisition to the assets acquired, including other intangible assets, based on their estimated fair values at the acquisition date.  The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill.

There is no tax deductible goodwill related to the eBrevia acquisition.

The purchase price allocation for eBrevia is preliminary as the Company is still in the process of obtaining data to finalize the estimated fair values of certain account balances. The final purchase price allocation may differ from what is currently reflected in the consolidated financial statements. Based on the current valuation, the preliminary purchase price allocation for this acquisition is as follows:

Accounts receivable	$0.3
Other intangible assets	11.4
Software	0.8
Goodwill	12.8
Accounts payable and accrued liabilities	(0.4)
Deferred taxes-net	(1.7)
Total purchase price-net of cash acquired	23.2
Less: fair value of the Company's previously held investment in eBrevia	(3.3)
Less: fair value of contingent consideration	(0.8)
Less: payable for initial consideration	(4.1)
Less: amounts held in escrow and liabilities assumed	(2.5)
Net cash paid	$12.5

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Disposition

On July 22, 2018, the Company sold its Language Solutions business, which helped companies adapt their business content into different languages for specific countries, markets and regions, for net proceeds of $77.5 million in cash, all of which was received as of December 31, 2018, resulting in a gain of $53.8 million, which was recognized in other operating income in the consolidated statement of operations for the year ended December 31, 2018. Language Solutions' operating results were included within the Language Solutions reporting unit within the U.S. segment as well as the International segment.

Note 5.  Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges recognized in Results of Operations

	Employee	Other Restructuring	Total Restructuring	Other
2018	Terminations	Charges	Charges	Charges	Total
U.S.	$1.0	$0.8	$1.8	$0.2	$2.0
International	1.8	—	1.8	—	1.8
Corporate	0.6	—	0.6	—	0.6
Total	$3.4	$0.8	$4.2	$0.2	$4.4

For the year ended December 31, 2018, the Company recorded net restructuring charges of $3.4 million for employee termination costs for 89 employees, substantially all of whom were terminated as of December 31, 2018. These charges primarily related to the reorganization of certain operations and certain administrative functions. During the year ended December 31, 2018, the Company also incurred $0.8 million of net lease termination and other restructuring costs and $0.2 million for other charges associated with the Company’s decision to withdraw in 2013 from certain-multi-employer pension plans serving facilities that continued to operate.

	Employee	Other Restructuring	Total Restructuring		Other
2017	Terminations	Charges	Charges	Impairment	Charges	Total
U.S.	$3.3	$0.2	$3.5	$0.2	$0.2	$3.9
International	2.1	0.1	2.2	—	—	2.2
Corporate	1.0	—	1.0	—	—	1.0
Total	$6.4	$0.3	$6.7	$0.2	$0.2	$7.1

For the year ended December 31, 2017, the Company recorded net restructuring charges of $6.4 million for employee termination costs for 192 employees, all of whom were terminated as of December 31, 2018. These charges primarily related to the reorganization of certain operations and certain administrative functions. During the year ended December 21, 2017, the Company also incurred $0.3 million of net lease termination and other restructuring costs, $0.2 million of net impairment charges related to leasehold improvements associated with facility closures and $0.2 million for other charges associated with the Company’s decision to withdraw in 2013 from certain-multi-employer pension plans serving facilities that continued to operate.

	Employee	Other Restructuring	Total Restructuring	Other
2016	Terminations	Charges	Charges	Charges	Total
U.S.	$3.0	$1.5	$4.5	$0.2	$4.7
International	0.6	—	0.6	—	0.6
Corporate	0.1	—	0.1	—	0.1
Total	$3.7	$1.5	$5.2	$0.2	$5.4

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

Restructuring Reserve

The restructuring reserve as of December 31, 2018 and 2017, and changes during the year ended December 31, 2018, were as follows:

	December 31,	Restructuring		Foreign Exchange and	Cash	December 31,
	2017	Charges	Reversals	Other	Paid	2018
Employee terminations	$1.3	$3.6	$(0.2)	$—	$(4.3)	$0.4
Lease terminations and other	2.1	0.8	—	—	(1.6)	1.3
Total	$3.4	$4.4	$(0.2)	$—	$(5.9)	$1.7

The current portion of restructuring reserves of $1.4 million at December 31, 2018 was included in accrued liabilities, while the long-term portion of $0.3 million, primarily related to lease termination costs, was included in other noncurrent liabilities at December 31, 2018.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by June 30, 2019.

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

The restructuring reserve as of December 31, 2017 and 2016, and changes during the year ended December 31, 2017, were as follows:

	December 31,	Restructuring		Foreign Exchange and	Cash	December 31,
	2016	Charges	Reversals	Other	Paid	2017
Employee terminations	$1.6	$6.5	$(0.1)	$—	$(6.7)	$1.3
Lease terminations and other	3.8	3.7	(3.4)	0.3	(2.3)	2.1
Total	$5.4	$10.2	$(3.5)	$0.3	$(9.0)	$3.4

The current portion of restructuring reserves of $2.7 million at December 31, 2017 was included in accrued liabilities, while the long-term portion of $0.7 million, primarily related to lease termination costs, was included in other noncurrent liabilities at December 31, 2017.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2018 and 2017 were as follows:

	U.S.	International	Total
Net book value as of January 1, 2017	$429.2	$17.2	$446.4
Foreign exchange and other adjustments	—	1.0	1.0
Net book value as of December 31, 2017	429.2	18.2	447.4
Acquisition	12.8	—	12.8
Disposition	(3.5)	(5.8)	(9.3)
Foreign exchange and other adjustments	—	(0.9)	(0.9)
Net book value as of December 31, 2018	$438.5	$11.5	$450.0

The components of other intangible assets at December 31, 2018 and 2017 were as follows:

	December 31, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$149.3	$(113.1)	$36.2	$140.6	$(100.7)	$39.9
Trade names	3.9	(2.9)	1.0	2.9	(2.9)	—
Total other intangible assets	$153.2	$(116.0)	$37.2	$143.5	$(103.6)	$39.9

During the year ended December 31, 2018, the Company recorded the following additions to other intangible assets:

	December 31, 2018
	Amount	Amortization Period
Customer relationships	$10.4	15.0
Trade name	1.0	5.0
Total	$11.4

Amortization expense for other intangible assets was $13.7 million, $15.0 million and $14.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of December 31, 2018:

For the year ending December 31,	Amount
2019	$14.6
2020	13.0
2021	0.9
2022	0.9
2023	0.9
2024 and thereafter	6.9
Total	$37.2

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 7. Accounts Receivable

Transactions affecting the allowances for doubtful accounts receivable during the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Balance, beginning of year	$7.3	$6.4	$4.6
Provisions charged to expense	4.9	3.9	3.1
Write-offs and other	(4.3)	(3.0)	(1.3)
Balance, end of year	$7.9	$7.3	$6.4

Note 8. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at December 31, 2018 and 2017 were as follows:

	2018	2017
Raw materials and manufacturing supplies	$4.0	$3.3
Work in process	8.1	13.7
Finished goods	—	6.3
Total	$12.1	$23.3

Note 9. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at December 31, 2018 and 2017 were as follows:

	2018	2017
Land	$10.0	$10.0
Buildings	36.2	36.1
Machinery and equipment	106.3	104.0
	152.5	150.1
Less: Accumulated depreciation	(120.3)	(115.4)
Total	$32.2	$34.7

During the years ended December 31, 2018, 2017 and 2016, depreciation expense was $7.5 million, $7.0 million and $8.4 million, respectively.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 10. Investments

In January 2016, the FASB issued ASU 2016-01, which requires that investments in equity securities, except those accounted for under the equity method of accounting or those that result in consolidation, to be measured at fair value with changes in fair value recognized in net income. The Company adopted ASU 2016-01 on January 1, 2018. Upon adoption of ASU 2016-01, there was no material impact on the Company’s consolidated financial position, results of operations or cash flows.

The carrying value of the Company’s equity investments within the scope of ASU 2016-01 was $22.1 million and $14.9 million as of December 31, 2018 and December 31, 2017, respectively. The Company measures its equity investments that do not have a readily determinable fair value, at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes realized and unrealized gains and losses on equity investments recognized in investment and other income in the consolidated statements of operations during the year ended December 31, 2018:

Year ended December 31, 2018
Net gain on equity securities	$11.8
Less: net gain recognized on equity securities sold	(2.4)
Unrealized net gain recognized on equity securities still held at the reporting date	$9.4

Refer to Note 4, Acquisitions and Dispositions, for further details regarding the determination of the fair value of the Company’s previously held investment in eBrevia.

Note 11. Accrued Liabilities

The components of the Company’s accrued liabilities at December 31, 2018 and 2017 were as follows:

	2018	2017
Employee-related liabilities	$63.3	$68.9
Customer-related liabilities	16.1	22.9
Income taxes payable	12.4	1.6
Accrued interest payable	5.8	6.4
Restructuring liabilities	1.4	2.7
Other	27.0	16.7
Total accrued liabilities	$126.0	$119.2

Employee-related liabilities consist primarily of sales commission, incentive compensation, employee benefit accruals and payroll.  Customer-related liabilities consist primarily of deferred revenue and progress billings and volume discount accruals. Other accrued liabilities include miscellaneous operating accruals and other tax liabilities.

Note 12. Commitments and Contingencies

As of December 31, 2018, the Company had commitments of approximately $5.0 million for the purchase of property, plant and equipment related to an incomplete project. In addition, as of December 31, 2018, the Company had commitments of approximately $38.1 million for outsourced services, professional, maintenance and other services and $4.6 million of miscellaneous other obligations. The Company also has contractual commitments of $0.4 million for severance payments related to employee restructuring activities.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Future minimum rental commitments under operating leases are as follows:

Year Ended December 31	Amount
2019	$26.4
2020	22.6
2021	16.6
2022	10.9
2023	8.7
2024 and thereafter	16.3
$101.5

The Company has operating lease commitments, including those for vacated facilities, totaling $101.5 million extending through various periods to 2026. Lease terms for some locations provide for rent escalations and renewal options, with some leases requiring payment for taxes, insurance and maintenance. Escalation terms and renewal options vary by market and lease. Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $28.5 million. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

Rent expense for facilities in use and equipment was $25.1 million, $27.4 million and $23.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Rent expense for vacated facilities was recognized as restructuring, impairment and other charges. See Note 5, Restructuring, Impairment and Other Charges, for further details.

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

Note 13. Retirement Plans

DFIN’s Participation in RRD’s Pension and Postretirement Benefit Plans

RRD provided pension and other postretirement healthcare benefits to certain current and former employees of DFIN. DFIN’s consolidated and combined statements of operations include expense allocations for these benefits. These allocations were funded through intercompany transactions with RRD which are reflected within net parent company investment in DFIN. Total RRD pension and postretirement benefit plan net income allocated to DFIN, related to pension cost and postretirement benefits was $4.2 million in the year ended December 31, 2016. Included in this amount is an allocation for other postretirement benefit plans for $1.0 million in the year ended December 31, 2016.  This allocation is reflected in the Company’s selling, general and administrative expenses.

DFIN’s Pension and Postretirement Benefit Plans

On October 1, 2016, DFIN recorded net pension plan liabilities of $68.3 million (consisting of a total benefit plan liability of $317.0 million, net of plan assets having fair market value of $248.7 million), as a result of the transfer of certain pension plan liabilities and assets from RRD to the Company upon the legal split of those plans. The pension plan asset allocation from RRD was finalized on June 30, 2017, which resulted in a $0.7 million decrease to the fair value of plan assets transferred to the Company from RRD. The Company also recorded a net other postretirement benefit liability of $1.5 million, as a result of the transfer of an other postretirement benefit plan from RRD to the Company.

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

The annual income and expense amounts relating to the pension plan are based on calculations which include various actuarial assumptions including, mortality expectations, discount rates and expected long-term rates of return. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the consolidated balance sheets, but are amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive loss.  Total pension income was $3.2 million, $3.3 million and $1.0 million in 2018, 2017 and 2016, respectively.

During the first quarter of 2018, the Company adopted Accounting Standards Update No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires an employer to report the service cost component of net periodic benefit cost in the same line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are presented in the income statement separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. ASU 2017-07 was adopted on a retrospective basis. The adoption of ASU 2017-07 resulted in the presentation of net pension income within investment and other income in the consolidated statement of operations instead of selling, general and administrative expenses. Prior period net pension income was also reclassified.

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

The Company made cash contributions of $1.8 million and $0.1 million to its pension and other postretirement benefit plans, respectively, during the year ended December 31, 2018. The Company expects to make cash contributions of approximately $1.2 million and $0.1 million to its pension and other postretirement benefit plans, respectively, in 2019.

The pension plan obligations are calculated using generally accepted actuarial methods and are measured as of December 31. Actuarial gains and losses for frozen plans are amortized using the corridor method over the average remaining expected life of active plan participants.

The components of the estimated net pension plan income for DFIN’s pension plans for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Pension Benefits
	2018	2017	2016
Interest cost	$10.3	$10.6	$2.4
Expected return on plan assets	(16.0)	(16.0)	(4.1)
Amortization of actuarial loss	2.5	2.1	0.7
Net periodic benefit income	$(3.2)	$(3.3)	$(1.0)

Weighted average assumption used to calculate net periodic benefit expense:
Discount rate	3.7%	4.2%	3.7%
Expected return on plan assets	6.8%	7.0%	7.3%

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Reconciliation of funded status

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Benefit obligation at beginning of year	$309.9	$293.3	$1.2	$1.2
Interest cost	10.3	10.6	—	—
Actuarial (gain) loss	(25.8)	22.9	—	—
Foreign currency translation	—	—	(0.1)	0.1
Benefits paid	(14.0)	(16.9)	(0.1)	(0.1)
Benefit obligation at end of year	$280.4	$309.9	$1.0	$1.2

Fair value of plan assets at beginning of year	$256.4	$235.8	$—	$—
Actual return on assets	(15.3)	36.1	—	—
Employer contributions	1.8	2.1	0.1	0.1
Plan transfer	—	(0.7)	—	—
Benefits paid	(14.0)	(16.9)	(0.1)	(0.1)
Fair value of plan assets at end of year	$228.9	$256.4	$—	$—
Funded status at end of year	$(51.5)	$(53.5)	$(1.0)	$(1.2)

The accumulated benefit obligation for all defined benefit pension and other postretirement benefit plans was $281.4 million and $311.1 million at December 31, 2018 and 2017, respectively.

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Accrued benefit cost (included in accrued liabilities)	$(1.2)	$(2.2)	$—	$—
Pension and other postretirement benefits plan liabilities	(50.3)	(51.3)	(1.0)	(1.2)
Net liabilities recognized in the Consolidated Balance Sheets	$(51.5)	$(53.5)	$(1.0)	$(1.2)

The amounts included in accumulated other comprehensive loss in the Consolidated Balance Sheets excluding tax effects, that have not been recognized as components of net periodic cost at December 31, 2018 and 2017 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Accumulated other comprehensive (loss) income
Net actuarial (loss) gain	$(90.7)	$(87.6)	$0.1	$0.1
Total	$(90.7)	$(87.6)	$0.1	$0.1

The pre-tax amounts recognized in other comprehensive income (loss) in 2018, 2017, and 2016 as components of net periodic costs were as follows:

	Pension Benefits
	2018	2017	2016
Amortization of:
Net actuarial loss	$2.5	$2.1	$0.7
Amounts arising during the period:
Net actuarial loss	(5.6)	(2.7)	10.9
Total	$(3.1)	$(0.6)	$11.6

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Actuarial gains and losses in excess of 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets were recognized as a component of net periodic benefit costs over the average remaining service period of a plan’s active employees. As a result of the plan freezes, the actuarial gains and losses are recognized as a component of net periodic benefit costs over the average remaining life of a plan’s active employees. The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs in 2019 are shown below:

Pension Benefits
Amortization of:
Net actuarial loss	$1.7
Total	$1.7

The weighted average assumptions used to determine the benefit obligation at the measurement date were as follows:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Discount rate	4.4%	3.7%	3.5%	3.3%

The following table provides a summary of under-funded or unfunded pension benefit plans with projected benefit obligations in excess of plan assets as of December 31, 2018 and 2017:

	Pension Benefits
	2018	2017
Projected benefit obligation	$280.4	$309.9
Fair value of plan assets	228.9	256.4

As discussed above, the Company’s defined benefit plan is frozen and no new employees are permitted to enter the plan. Participants do not earn additional service benefits. Consequently the projected benefit obligation and accumulated benefit obligation are the same amounts.

Benefit payments are expected to be paid as follows:

	Pension Benefits	Other Postretirement Benefits
2019	$16.1	$0.1
2020	17.5	0.1
2021	17.4	0.1
2022	18.9	0.1
2023	18.1	0.1
2024-2028	91.8	0.4

Plan Assets

The Company’s U.S. pension plans are frozen and the Company has a risk management approach for its U.S. pension plan assets. The overall investment objective of this approach is to reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation. The expected long-term rate of return for plan assets is based upon many factors including asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocation percentage as of December 31, 2018, for the primary U.S. pension plan was approximately 50.0% for return seeking investments and approximately 50.0% for fixed income investments.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of 2018:

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

Real estate funds— Real estate fund assets are valued by third-party appraisers utilizing valuation approaches based upon current cost to reproduce, discounted cash flows or relative sales value of comparable properties. Key inputs and assumptions used to determine fair value include rental revenue and expenses, revenue and expense growth rates, terminal capitalization rates and discount rates. As the value of these assets was determined based on observable inputs obtained by third parties, the Company classified these assets as Level 2.

The Company invests in certain funds that are valued at calculated net asset value per share (“NAV”), but are not quoted on active markets. The Company believes that the NAV is representative of fair value at the reporting date, as there are no significant restrictions on redemption of these investments or other reasons to indicate that the investment would be redeemed at an amount different than the NAV.

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

The fair values of the Company’s pension plan assets at December 31, 2018 and 2017, by asset category were as follows:

	December 31, 2018
Asset Category	Total	Level 1	Level 2
Cash and cash equivalents	$1.5	$1.2	$0.3
Real estate funds	9.5	—	9.5
Assets measured at NAV	217.9	—	—
Total	$228.9	$1.2	$9.8

	December 31, 2017
Asset Category	Total	Level 1	Level 2
Cash and cash equivalents	$7.0	$3.2	$3.8
Equity	63.5	63.5	—
Fixed income	87.1	—	87.1
Assets measured at NAV	98.8	—	—
Total	$256.4	$66.7	$90.9

Employer 401(k) Savings Plan — For the benefit of most of its U.S. employees, the Company maintains a defined contribution retirement savings plan (401(k)) that is intended to be qualified under Section 401(a) of the Internal Revenue

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Code. Under this plan, employees may contribute a percentage of eligible compensation on both a before-tax and after-tax basis. The Company provided a 401(k) discretionary match to participants in 2018 and 2017, payable to participants' accounts in the first quarter of 2019 and in the first quarter of 2018, respectively. The total expense attributable to the match was $1.1 million and $3.4 million for the years ended December 31, 2018 and 2017, respectively. The Company did not provide a 401(k) discretionary match to participants in 2016.

Multi-Employer Pension Plans — The Company no longer participates in any active defined benefit multi-employer pension plans. During each of the years ended December 31, 2018, 2017 and 2016, the Company incurred additional charges of $0.2 million related to its complete withdrawal from one multi-employer pension plan in 2013. These charges were recorded as restructuring, impairment and other charges and represent the Company’s best estimate of the expected settlement of these withdrawal liabilities. See Note 5, Restructuring, Impairment and Other Charges, to the consolidated and combined financial statements for further details of charges related to complete multi-employer pension plan withdrawal liabilities recognized in the consolidated and combined statements of operations.

Note 14. Income Taxes

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

Income taxes have been based on the following components of earnings from operations before income taxes for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
U.S.	$69.3	$49.1	$84.9
Foreign	33.4	7.1	9.4
Total	$102.7	$56.2	$94.3

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The components of income tax expense (benefit) from operations for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Current:
U.S. Federal	$6.9	$12.5	$28.6
U.S. State and Local	5.3	5.1	9.0
Foreign	6.3	3.4	3.5
Current income tax expense	18.5	21.0	41.1

Non-Current:
U.S. Federal	0.1	12.5	—
U.S. State and Local	—	0.6	—
Non-current income tax expense	0.1	13.1	—

Deferred:
U.S. Federal	6.8	13.3	(3.1)
U.S. State and Local	2.9	(0.1)	(0.4)
Foreign	0.8	(0.8)	(2.4)
Deferred income tax expense (benefit)	10.5	12.4	(5.9)

Total	$29.1	$46.5	$35.2

The following table outlines the reconciliation of differences between the U.S. Federal statutory tax rate and the Company’s worldwide effective income tax rate:

	2018	2017	2016
Federal statutory tax rate	21.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax benefit	6.5	5.7	5.9
Global intangible low-taxed income provision	2.0	—	—
Non-deductible expenses	1.9	3.6	—
Foreign tax rate differential	1.1	(1.3)	(0.7)
Changes in valuation allowances	0.5	0.5	(1.9)
Adjustment of uncertain tax positions and interest	0.2	(0.4)	0.6
Federal and state transition tax on foreign earnings	0.1	25.3	—
Domestic manufacturing deduction	—	(0.7)	(1.3)
Tax exempt income and expense	(2.9)	—	—
Tax Act revaluation of U.S. net deferred tax assets	(2.2)	14.8	—
Credits and incentives	(1.3)	—	—
Other	1.4	0.2	(0.3)
Effective income tax rate	28.3%	82.7%	37.3%

The 2018 effective income tax rate is lower as compared to the 2017 effective income tax rate mainly due to impacts of the changes to U.S. tax legislation as a result of the enactment of the Tax Cuts and Jobs Act (H.R. 1) (“the Tax Act”) on December 22, 2017. The 2018 effective income tax rate was impacted by the global intangible low-taxed income ("GILTI") provision, non-deductible expenses and also reflects the tax impact of the sale of the Language Solutions business. Along with the effects of the Tax Act, the 2017 effective income tax rate was impacted by non-deductible expenses incurred by the Company in 2017 which were previously incurred by RRD on behalf of the Company during pre-Separation periods.

The 2017 effective income tax rate is higher as compared to the 2016 effective income tax rate mainly due to the impact of the Tax Act. The 2017 effective income tax rate was also impacted by non-deductible expenses incurred by the Company in 2017 which were previously incurred by RRD on behalf of the Company during pre-Separation periods, as well as a one-time favorable change in valuation allowances in 2016 not present in 2017.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provided a measurement period of one year from the Tax Act enactment date for companies to complete their accounting. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply its accounting on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the tax effects and recorded provisional amounts in its consolidated financial statements for the year ended December 31, 2017.

As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, the Company revalued its U.S. deferred tax assets and liabilities as of December 31, 2017. The Company recorded a reduction in the value of its net U.S. deferred tax asset of approximately $8.2 million, which was recorded as additional deferred income tax expense in the Company’s consolidated statement of operations for the year ended December 31, 2017. Due to the transition to a territorial tax system under the Tax Act, the Company will be deemed to repatriate its foreign subsidiaries’ untaxed accumulated earnings and pay a mandatory U.S. federal tax (“the transition tax”) of 15.5% on the portion of the earnings that are in cash and cash equivalents and 8.0% on the portion of earnings that are in non-cash and non-cash equivalent assets. The Company estimated this tax liability (federal and state) to be approximately $14.2 million which was recorded as income tax expense in the consolidated statement of operations for the year ended December 31, 2017. In accordance with SAB 118, the impact of the revaluation of deferred tax assets ($8.2 million) and the transition tax ($14.2 million) were recorded in the Company’s financial statements for the year ended December 31, 2017 as provisional amounts as the Company was able to reasonably estimate the impact of these items. During the year ended December 31, 2018, the Company recorded a $0.1 million increase to the deemed repatriation tax liability and a $2.2 million benefit related to the revaluation of deferred tax assets and liabilities. The adjustments were the result of the Company’s completion of the analysis of the impact of the Tax Act including changes in interpretations and assumptions that the Company previously made for the prior year provisional estimates as well as the impact from additional regulatory guidance issued. During the year ended December 31, 2018, the Company also updated its indefinite reinvestment assertion in accordance with SAB 118. There was no financial impact related to the Company’s indefinite reinvestment assertion update. As of December 31, 2018, the Company’s analysis for the income tax effect of the Tax Act was completed.

As available under the Tax Act, the Company made an election to pay the transition tax liability in installments over eight years. However, since the Company was in a tax overpayment position on its 2017 tax return, the Department of the U.S. Treasury Internal Revenue Service (“IRS”) satisfied the full transition tax liability by reducing the overpayment carried forward into the 2018 tax return. Consequently, there is no transition tax payable recorded in the Company’s consolidated balance sheet as of December 31, 2018. The Company recorded $13.1 million of this liability as noncurrent taxes payable and $1.1 million as current taxes payable in the Company’s consolidated balance sheet as of December 31, 2017.

Along with the change to a territorial tax system, the Tax Act created the GILTI provision. The GILTI provision imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign subsidiary corporations. The Company is subject to the GILTI tax for the year ended December 31, 2018. The determination of whether the Company is subject to the GILTI provision will be an annual analysis of several factors under the provision, including the amount of foreign income generated by the Company’s foreign subsidiaries and whether the Company has income subject to the GILTI tax, which may change from year to year. In January 2018, the Financial Accounting Standards Board (“FASB”) released guidance on the accounting for GILTI tax, which allows an accounting policy election for companies to either account for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period costs. The Company has adopted the accounting policy to treat taxes on GILTI inclusions as period costs.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Deferred income taxes

The significant deferred tax assets and liabilities at December 31, 2018 and 2017 were as follows:

	2018	2017
Deferred tax assets:
Pension and other postretirement benefit plans liabilities	$15.1	$15.9
Net operating losses and other tax carryforwards	9.1	10.1
Accrued liabilities	12.2	11.9
Share-based compensation	3.0	2.9
Allowance for doubtful accounts	2.2	2.5
Interest	1.4	—
Other	0.9	1.2
Total deferred tax assets	43.9	44.5
Valuation allowances	(2.1)	(1.5)
Total deferred tax assets	$41.8	$43.0

Deferred tax liabilities:
Accelerated depreciation	$(12.3)	$(6.8)
Other intangible assets	(12.6)	(12.8)
Investments	(3.1)	—
Prepaid assets	(1.4)	—
Lease obligations	(1.3)	—
Other	(1.6)	(1.6)
Total deferred tax liabilities	(32.3)	(21.2)
Net deferred tax assets	$9.5	$21.8

The amounts above are included in the Consolidated Balance Sheets as either a net asset or liability on a jurisdiction by jurisdiction basis.

Transactions affecting the valuation allowances on deferred tax assets during the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Balance, beginning of year	$1.5	$1.2	$4.9
Current year expense (benefit)-net	0.7	0.3	(1.5)
Write-offs	—	—	(2.3)
Foreign exchange and other	(0.1)	—	0.1
Balance, end of year	$2.1	$1.5	$1.2

As of December 31, 2018, the Company had domestic and foreign net operating loss deferred tax assets of approximately $9.1 million ($10.1 million at December 31, 2017), of which $1.8 million expires between 2019 and 2027. Limitations on the utilization of these deferred tax assets may apply. The Company has provided valuation allowances to reduce the carrying value of certain deferred tax assets, as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Earnings generated by a foreign subsidiary are presumed to ultimately be transferred to the parent company. Therefore, the establishment of deferred taxes may be required with respect to the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries (also referred to as book-over-tax outside basis differences). A company may overcome this presumption and forgo recording a deferred tax liability in its financial statements if it can assert that management has the intent and ability to indefinitely reinvest the earnings of its foreign subsidiaries. Prior to the year ended December 31, 2017, the Company has not provided deferred U.S., foreign or local income taxes on the book-over-tax outside basis differences of its foreign subsidiaries because such excess has been considered to be indefinitely reinvested in the local country businesses. As a result of the transition tax incurred pursuant to the Tax Act, the Company now has the ability to repatriate any previously taxed foreign cash associated with the foreign earnings subjected to U.S. tax to the U.S. parent with minimal additional tax consequences. The Company intends to repatriate earnings up to its net earnings previously subject to U.S. tax. Thus, the Company updated its assertion in 2018 related to indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S. with the exception of the previously taxed foreign cash already subject to U.S. tax. The Company continues to analyze its global working capital and cash requirements to determine the amount of excess cash at its foreign subsidiaries that can be repatriated to the U.S. with minimal additional taxes. The Company has not yet completed its global capital structure analysis. As such, the Company has not recorded deferred taxes attributable to the book-over-tax outside basis differences in its foreign subsidiaries as of December 31, 2018.  The Company will record the tax effects related to repatriating any previously taxed foreign cash in the period when the Company begins repatriating this previously taxed foreign cash.

Cash payments for income taxes for U.S. states and foreign jurisdictions were $10.1 million, $30.5 million and $5.2 million in 2018, 2017 and 2016, respectively. In certain jurisdictions, such as the United States and Canada, the Company is deemed to settle tax balances as of October 1, 2016 with RRD within net parent investment. Total amounts settled with RRD were $2.6 million and $37.2 million for 2017 and 2016, respectively. Cash refunds for income taxes were $0.8 million, $1.0 million and $0.7 million in 2018, 2017 and 2016, respectively.

Uncertain tax positions

Changes in the Company’s unrecognized tax benefits at December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Balance at beginning of year	$0.3	$1.9	$1.0
Additions for tax positions of the current year	0.2	—	—
Additions for tax positions of prior years	0.1	—	0.9
Settlements during the year	(0.1)	(1.4)	—
Releases	(0.2)	(0.2)	—
Balance at end of year	$0.3	$0.3	$1.9

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

As of December 31, 2018, 2017 and 2016, the Company had $0.3 million, $0.3 million and $1.9 million, respectively, of unrecognized tax benefits. Unrecognized tax benefits of $0.3 million as of December 31, 2018, if recognized, would have decreased income taxes and the corresponding effective income tax rate and increased net earnings. This potential impact on net earnings reflects the reduction of these unrecognized tax benefits, net of certain deferred tax assets and the federal tax benefit of state income tax items.

As of December 31, 2018, no portion of the total amount of unrecognized tax benefits is expected to decrease within twelve months due to the resolution of audits or expirations of statutes of limitations related to U.S. federal, state or international tax positions.

The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense. The total interest expense/(benefit), net of tax benefits, related to tax uncertainties recognized in the Consolidated and Combined Statements of Operations was de minimis for the year ended December 31, 2018 and was ($0.2) million and $0.3 million for the years ended December 31, 2017 and 2016, respectively. There were no benefits from the reversal of accrued penalties for the years ended December 31, 2018, 2017 and 2016. There were no accrued interest liabilities or accrued penalties related to income tax uncertainties at December 31, 2018 and 2017.

The Company has tax years from 2009 that remain open and subject to examination by certain U.S. state taxing authorities and/or certain foreign tax jurisdictions. During 2017, the Company filed its initial U.S. federal income tax return as a separate company for the stub period October 1, 2016 through December 31, 2016. There are no U.S. federal income tax years prior to the stub period ending December 31, 2016 subject to IRS examination. All U.S. federal income tax years including and subsequent to the stub period ending December 31, 2016 remain open and subject to IRS examination.

Note 15. Debt

On September 30, 2016, in connection with the Separation, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for (i) a new senior secured term loan B facility in an aggregate principal amount of $350.0 million (the “Term Loan Credit Facility”) and (ii) a new first lien senior secured revolving credit facility in an aggregate principal amount of $300.0 million (the “Revolving Facility”, and, together with the Term Loan Credit Facility, the “Credit Facilities”). The Credit Agreement contains a number of covenants, including a minimum Interest Coverage Ratio and a maximum Net Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets.

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

On October 2, 2017, the Company repriced the Term Loan Credit Facility. As a result, the interest rate was reduced by 100 basis points to LIBOR plus 3.0% and the LIBOR floor was reduced by 25 basis points to 0.75%. Additionally, under the first amended Credit Agreement, principal payments are due on a quarterly basis. Other terms, including the outstanding principal, maturity date, and debt covenants such as the minimum Interest Coverage Ratio and the maximum Leverage Ratio are consistent with the original Credit Agreement.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

On December 18, 2018, the Company entered into a second amendment to the Credit Agreement which extended the maturity date of the Revolving Facility to December 18, 2023, reduced the interest rate margin percentages and facility fees applicable to the Revolving Facility, increased the allowable annual dividends from $15.0 million to $20.0 million in the aggregate and modified the financial maintenance and negative covenants in the Credit Agreement. As of December 31, 2018, there were no outstanding borrowings under the Revolving Facility.

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

The Company’s debt as of December 31, 2018 and 2017 consisted of the following:

	December 31,	December 31,
	2018	2017
8.25% senior notes due October 15, 2024	$300.0	$300.0
Term Loan Credit Facility	71.3	168.6
Borrowings under the Revolving Facility	—	—
Unamortized debt issuance costs	(8.6)	(10.3)
Total debt	362.7	458.3
Less: current portion	—	—
Long-term debt	$362.7	$458.3

The fair value of the senior notes, which was determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s senior notes was $298.1 million and $321.5 million at December 31, 2018 and 2017, respectively.

The weighted average interest rate on borrowings under the Revolving Facility was 5.0% and 4.4% at December 31, 2018 and 2017, respectively.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

As of December 31, 2018, the Company had $3.1 million in outstanding letters of credit and bank guarantees, of which none reduced the availability under the Revolving Facility.

At December 31, 2018, the future maturities of debt were as follows:

Amount
2019	$—
2020	—
2021	—
2022	—
2023	72.5
2024 and thereafter	300.0
Total(a)	$372.5

(a)	Excludes unamortized debt issuance costs of $8.6 million and a discount of $1.2 million which do not represent contractual commitments with a fixed amount or maturity date.

The following table summarizes interest expense included in the Consolidated and Combined Statements of Operations:

	2018	2017	2016
Interest incurred	$37.1	$43.5	$12.2
Less: interest capitalized as property, plant and equipment	(0.4)	(0.6)	(0.5)
Interest expense, net	$36.7	$42.9	$11.7

Interest paid was $34.6 million, $40.0 million and $4.8 million in 2018, 2017 and 2016, respectively.

Note 16. Earnings per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including restricted stock units and restricted stock.

On October 1, 2016, RRD distributed approximately 26.2 million shares of DFIN common stock to RRD shareholders in connection with the spin-off of DFIN, with RRD retaining approximately 6.2 million shares of DFIN common stock. Holders of RRD common stock received one share of DFIN for every eight shares of RRD common stock held on September 23, 2016. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the number of DFIN shares outstanding immediately following this transaction. For periods prior to the Separation, basic and diluted earnings per share were calculated using the number of shares distributed and retained by RRD, totaling 32.4 million. The same number of shares was used to calculate basic and diluted earnings per share since there were no DFIN equity awards outstanding prior to the spin-off.

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

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the years ended December 31, 2018, 2017 and 2016, were as follows.

	2018	2017	2016
Net earnings per share:
Basic	$2.18	$0.29	$1.81
Diluted	$2.16	$0.29	$1.80
Numerator:
Net earnings	$73.6	$9.7	$59.1
Denominator:
Weighted average number of common shares outstanding	33.8	33.1	32.6
Dilutive awards	0.2	0.2	0.2
Diluted weighted average number of common shares outstanding	34.0	33.3	32.8
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	0.3	0.2	0.2
Stock options	0.6	0.3	0.2
Total	0.9	0.5	0.4

Note 17. Share-Based Compensation

DFIN’s Stock and Incentive Programs for Employees and Directors

The Company’s share-based compensation plan under which it may grant future awards, the 2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (“2016 PIP”), was approved by the Board of Directors to provide incentives to key employees of the Company. Awards under the 2016 PIP may include, cash or stock bonuses, stock options, stock appreciation rights, restricted stock or restricted stock units (“RSUs”). In addition, non-employee members of the Board of Directors may receive awards under the 2016 PIP. There were 3.5 million shares of common stock reserved and authorized for issuance under the 2016 PIP. At December 31, 2018, there were 1.0 million shares of common stock authorized and available for grant under the 2016 PIP.

Impact of the Separation from RRD

Prior to the Separation, RRD maintained an incentive stock program for the benefit of its officers, directors and certain employees, including certain DFIN employees.  RRD’s share-based compensation programs in which DFIN employees participated included RSUs.

In connection with the Separation, as of October 1, 2016, employee stock options and RSUs were adjusted and converted into new equity awards of DFIN, RRD and/or LSC using a 10-day volume weighted average share price of DFIN, RRD and LSC, as described in the Separation and Distribution Agreement. Converted awards retained the same vesting schedule and expiration date of the original awards. All equity awards converted upon Separation were authorized for issuance under the 2016 PIP. In periods following the Separation, the Company records share-based compensation expense for its employees’ equity awards that were converted into DFIN, RRD and/or LSC equity awards.

RRD granted RSU awards which cliff vest three years from the grant date.  RSU awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control. The Company records compensation expense of RSU awards based on the fair market value of the awards at the date of grant ratably over the period during which the restrictions lapse. Dividends are not paid on RSUs.

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

The stock options, RSUs, performance based restricted stock and PSUs granted during 2017 and 2018 are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company. In addition, upon a change in control of the Company, performance based restricted stock and PSUs will be measured at 100% attainment of the target performance metrics and will remain subject to time based vesting until the end of the vesting period; provided that the award will vest in full if, within three months prior to or two years after the date of the change in control of the Company, the grantee’s employment is terminated without cause by the Company or for good reason by the grantee.

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

Total compensation expense related to all share-based compensation plans was $9.2 million, $6.8 million and $2.5 million for years ended December 31, 2018, 2017 and 2016, respectively. The income tax benefit related to share-based compensation expense was $2.5 million, $3.0 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, $13.1 million of total unrecognized compensation expense related to share-based compensation plans is expected to be recognized over a weighted-average period of 2.0 years.

During the first quarter of 2017, the Company adopted ASU 2016-09, which identifies areas of simplification for several aspects of accounting for share-based payment transactions. The adoption of ASU 2016-09 represents a change in accounting principle. The Company has adopted all applicable aspects of this guidance on a prospective basis.

Stock Options

The Company granted 324,500 options, with a weighted-average grant date fair market value of $5.83, during the year ended December 31, 2018. The Company granted 177,600 options, with a weighted-average grant date fair market value of $7.77, during the year ended December 31, 2017. There were no options granted during the year ended December 31, 2016. The fair market value of each stock option award was estimated using the Black-Scholes-Merton option pricing model and the Company used the following methods to determine its underlying assumptions:

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

The weighted-average assumptions used to determine the weighted-average fair market value of the stock options granted during the years ended December 31, 2018 and December 31, 2017 were as follows:

	2018	2017
Expected volatility	27.75%	30.71%
Risk-free interest rate	2.71%	2.17%
Expected life (years)	6.25	6.25
Expected dividend yield	0.00%	0.00%

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Stock option awards outstanding as of December 31, 2017 and December 31, 2018, and changes during the twelve months ended December 31, 2018, were as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares Under	Average	Contractual	Intrinsic
	Option	Exercise	Term	Value
	(thousands)	Price	(years)	(millions)
Outstanding at December 31, 2017	459	$22.13	5.1	$0.8
Granted	324	17.91	9.2
Exercised	(104)	11.95
Cancelled/forfeited/expired	(44)	24.92
Outstanding at December 31, 2018	635	21.44	7.2	—
Vested and expected to vest at December 31, 2018	607	21.54	7.1	—
Exercisable at December 31, 2018	—	N/A	N/A	N/A

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2018 and December 31, 2017, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2018 and December 31, 2017. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised was $1.0 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively. There were no excess tax benefits on stock option exercises for the years ended December 31, 2018 and 2017.

Compensation expense related to stock options was $0.7 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively and was de minimis for the year ended December 31, 2016. As of December 31, 2018, $2.1 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2017 and December 31, 2018, and changes during the twelve months ended December 31, 2018, were as follows:

		Weighted
	Shares	Average Grant
	(Thousands)	Date Fair Value
Nonvested at December 31, 2017	598	$23.48
Granted	456	17.53
Vested	(278)
Forfeited	(76)
Nonvested at December 31, 2018	700	$19.60

Compensation expense related to RSUs was $5.2 million, $4.1 million and $1.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $6.8 million of unrecognized share-based compensation expense related to 0.7 million restricted stock unit awards, with a weighted-average grant date fair value of $19.60, that are expected to vest over a weighted-average period of 1.8 years. The fair value of these awards was determined based on the Company’s stock price on the grant date, as the Company currently does not anticipate paying any cash dividends in the foreseeable future.

Restricted Stock

There were no restricted stock awards granted during the year ended December 31, 2018. Compensation expense for the restricted stock awards is currently being recognized based on 100% attainment of the targeted performance metrics for the restricted stock awards granted in 2017 and is being recognized based on 100% actual achievement of the performance

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

metrics for the restricted stock awards granted in 2016. The total potential payout for awards granted during 2017 range from zero to 129,400 shares, should certain performance targets be achieved. The maximum payout of 156,169 shares was achieved as of December 31, 2017 for the restricted stock awards granted during 2016, of which 50% vested during the fourth quarter of 2018. Compensation expense for restricted stock awards was $2.0 million, $2.2 million, and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $1.2 million of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted average period of 1.0 year.

Performance Share Units

Nonvested performance share units as of December 31, 2017 and December 31, 2018, and changes during the twelve months ended December 31, 2018, were as follows:

		Weighted
	Shares	Average Grant
	(Thousands)	Date Fair Value
Nonvested at December 31, 2017	37	$22.41
Granted	232	17.65
Forfeited	(18)
Nonvested at December 31, 2018	251	$18.23

During the year ended December 31, 2018, 232,300 performance share units were granted to certain executive officers and senior management, payable upon the achievement of certain established performance targets. The performance period for the shares awarded is January 1, 2018 through December 31, 2020. Distributions under these awards are payable at the end of the performance period in common stock. The total potential payout for awards granted during the year ended December 31, 2018 range from zero to 348,450 shares, should certain performance targets be achieved. The fair value of these awards was determined based on the Company’s stock price on the grant date.

Compensation expense for the PSUs granted in 2018 and 2017 is currently being recognized based on 100% attainment of the targeted performance metrics or 232,300 and 37,100 shares, for each respective period. Compensation expense related to PSUs was $1.3 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was $3.0 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted average period of 2.1 years.

Note 18. Preferred Stock

The Company has one million shares of $0.01 par value preferred stock authorized for issuance. The Board of Directors may divide the preferred stock into one or more series and fix the redemption, dividend, voting, conversion, sinking fund, liquidation and other rights. The Company has no present plans to issue any preferred stock.

Note 19. Comprehensive Income

The components of other comprehensive income and income tax expense allocated to each component for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018			2017			2016
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$(5.0)	$—	$(5.0)	$4.4	$—	$4.4	$(0.1)	$—	$(0.1)
Adjustment for net periodic pension plan and other postretirement benefits plan cost	(3.1)	(0.9)	(2.2)	(0.6)	0.1	(0.7)	11.9	4.8	7.1
Other comprehensive income	$(8.1)	$(0.9)	$(7.2)	$3.8	$0.1	$3.7	$11.8	$4.8	$7.0

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Income Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which provides entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Act to retained earnings. The Company early adopted the standard in the fourth quarter of 2018. The impact of the adoption resulted in an increase in accumulated comprehensive loss and an increase in retained earnings of $10.9 million.

The following table summarizes changes in accumulated other comprehensive loss by component for the years ended December 31, 2018, 2017 and 2016:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at January 1, 2016	$—	$(16.0)	$(16.0)
Other comprehensive income (loss) before reclassifications	6.7	(0.1)	6.6
Amounts reclassified from accumulated other comprehensive loss	0.4	—	0.4
Transfer of pension plan to parent company, net	(59.3)	—	(59.3)
Net change in accumulated other comprehensive loss	(52.2)	(0.1)	(52.3)
Balance at December 31, 2016	$(52.2)	$(16.1)	$(68.3)
Other comprehensive (loss) income before reclassifications	(2.1)	4.4	2.3
Amounts reclassified from accumulated other comprehensive loss	1.4	—	1.4
Net change in accumulated other comprehensive loss	(0.7)	4.4	3.7
Balance at December 31, 2017	$(52.9)	$(11.7)	$(64.6)
Other comprehensive (loss) income before reclassifications	(4.0)	(5.0)	(9.0)
Amounts reclassified from accumulated other comprehensive loss	1.8	—	1.8
Amounts reclassified in accordance with ASU 2018-02	(10.9)	—	(10.9)
Net change in accumulated other comprehensive loss	(13.1)	(5.0)	(18.1)
Balance at December 31, 2018	$(66.0)	$(16.7)	$(82.7)

Reclassifications from accumulated other comprehensive loss for the years ended December 31, 2018, 2017 and 2016 were as follows:

				Classification in the
				Consolidated and Combined
	2018	2017	2016	Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$2.5	$2.1	$0.7	(a)
Reclassifications before tax	2.5	2.1	0.7
Income tax expense	0.7	0.7	0.3
Reclassifications, net of tax	$1.8	$1.4	$0.4
(a)

These accumulated other comprehensive (loss) income components are included in the calculation of net periodic pension and other postretirement benefits plan (income) expense, a component of which was allocated to DFIN in periods prior to the Separation, and recognized in investment and other income in the consolidated and combined statements of operations (see Note 13, Retirement Plans).

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 20. Segment Information

The Company’s segments are summarized below:

United States

The U.S. segment serves capital market and investment market clients in the U.S. by delivering products and services to help create, manage, and deliver, accurate and timely financial communications to investors and regulators. The Company also provides virtual data rooms to facilitate the deal management requirements of capital markets and mergers and acquisitions transactions, and provides data and analytics services that help professionals uncover intelligence from disclosures contained within public filings made with the SEC. The U.S. segment also includes commercial print. In addition, the U.S. segment included language solutions capabilities, through which the Company translated documents and created content in up to 140 different languages for its clients.*

International

The International segment includes the Company’s operations in Europe, Asia, Canada and Latin America. The international business is primarily focused on working with international capital markets clients on capital markets offerings and regulatory compliance related activities into or within the United States. In addition, the International segment provided language translation services and shareholder communication services to investment market clients.*

*The Company sold its Language Solutions business on July 22, 2018. Refer to Note 4, Acquisitions and Dispositions, for further information.

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

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Year ended December 31, 2018
U.S.	$821.0	$(9.2)	$811.8	$134.0	$681.9	$39.6	$34.8
International	153.2	(2.0)	151.2	31.6	77.6	5.7	1.2
Total operating segments	974.2	(11.2)	963.0	165.6	759.5	45.3	36.0
Corporate	—	—	—	(44.5)	109.2	0.5	1.1
Total operations	$974.2	$(11.2)	$963.0	$121.1	$868.7	$45.8	$37.1

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Year ended December 31, 2017
U.S.	$856.6	$(8.7)	$847.9	$127.6	$664.7	$38.2	$24.7
International	160.8	(3.8)	157.0	7.2	90.4	6.3	1.4
Total operating segments	1,017.4	(12.5)	1,004.9	134.8	755.1	44.5	26.1
Corporate	—	—	—	(39.1)	138.4	—	1.7
Total operations	$1,017.4	$(12.5)	$1,004.9	$95.7	$893.5	$44.5	$27.8

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Year ended December 31, 2016
U.S.	$852.6	$(7.4)	$845.2	$118.4	$672.2	$34.5	$20.5
International	142.9	(4.6)	138.3	8.8	93.7	4.6	2.6
Total operating segments	995.5	(12.0)	983.5	127.2	765.9	39.1	23.1
Corporate	—	—	—	(22.2)	213.0	4.2	3.1
Total operations	$995.5	$(12.0)	$983.5	$105.0	$978.9	$43.3	$26.2

Corporate assets primarily consisted of the following items at December 31, 2018 and 2017:

	2018	2017
Software, net	$46.9	$40.6
Cash and cash equivalents	27.2	43.0
Deferred income tax assets, net of valuation allowances	9.1	18.7

Restructuring, impairment and other charges by segment for 2018, 2017, and 2016 are described in Note 5, Restructuring, Impairment and Other Charges.

Note 21. Geographic Area and Products and Services Information

The table below presents net sales and long-lived assets by geographic region for the years ended December 31, 2018, 2017 and 2016.

	U.S.	Europe	Asia	Canada	Other	Consolidated
2018
Net sales	$811.8	$59.7	$55.5	$33.4	$2.6	$963.0
Long-lived assets (a)	117.2	3.1	2.4	0.1	—	122.8

2017
Net sales	$847.9	$70.6	$47.2	$36.0	$3.2	$1,004.9
Long-lived assets (a)	107.2	4.5	1.6	0.6	—	113.9

2016
Net sales	$845.2	$62.4	$39.2	$32.1	$4.6	$983.5
Long-lived assets (a)	107.4	3.1	0.6	0.5	—	111.6

(a)	Includes net property, plant and equipment, net software and other noncurrent assets.

The following table summarizes net sales for services and products for the years ended December 31, 2018, 2017 and 2016.

	2018 Net Sales	2017 Net Sales	2016 Net Sales
Capital Markets	$408.3	$396.7	$387.6
Investment Markets*	167.4	164.0	144.4
Language Solutions*	42.3	71.4	66.6
Total services	618.0	632.1	598.6
Investment Markets*	$194.0	$217.9	$216.4
Capital Markets	151.0	154.9	168.5
Language Solutions*	—	—	—
Total products	345.0	372.8	384.9
Total net sales	$963.0	$1,004.9	$983.5

* Prior year amounts were restated to conform to the Company’s current reporting unit structure. Refer to Note 1, Overview and Basis of Presentation, for further details.

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

Transition Services Agreements

In connection with the Separation, the Company entered into transition services agreements separately with RRD and LSC, under which, in exchange for the fees specified in the arrangements, RRD and LSC agree to provide certain services to the Company and the Company agrees to provide certain services to RRD, respectively. These services have included, but are not limited to, information technology, accounts receivable, accounts payable, payroll and other financial and administrative services and functions. Most of the services provided under the transition services agreements terminated at September 30, 2018 or earlier. Under certain transition services agreements, RRD agreed to provide information technology services to the Company for up to 36 months following the Separation. These agreements facilitated the separation by allowing the Company to operate independently prior to establishing stand-alone back office systems across its organization.

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

Allocations from RRD

Prior to the Separation RRD provided DFIN with certain services, which include, but are not limited to information technology, finance, legal, human resources, internal audit, treasury, tax, investor relations and executive oversight. The financial information in these consolidated and combined financial statements does not necessarily include all the expenses that would have been incurred had DFIN been a separate, standalone entity for all periods presented. Prior to the Separation, RRD charged DFIN for these services based on direct usage when possible. When specific identification was not practicable, the pro rata basis of revenue or employee headcount, or some other measure was used. These allocations were reflected as follows in the consolidated and combined financial statements:

2016
Costs of goods sold allocation	$28.0
Selling, general and administrative allocation	129.4
Depreciation and amortization	15.2
Total allocations from RRD	$172.6

The Company considers the expense methodology and results to be reasonable for all periods presented.  However, these allocations may not be indicative of the actual expenses that the Company would have incurred as an independent public company or the costs it may incur in the future.

Related Party Revenues

DFIN generates a portion of net revenue from sales to RRD’s subsidiaries. Net revenues from sales to RRD and affiliates of $8.3 million for the six months ended June 30, 2017 and $19.4 million for the year ended December 31, 2016, were included in the consolidated and combined statement of operations.

Related Party Purchases

DFIN utilizes RRD for freight and logistics and services as well as certain production of printed products.  Cost of sales of $32.3 million for the six months ended June 30, 2017 and $57.9 million for the year ended December 31, 2016 were included in the consolidated and combined statement of operations for these purchases.

DFIN also utilizes RRD’s business process outsourcing business for certain composition, XBRL and other functions.  Cost of sales of $19.5 million for the six months ended June 30, 2017 and $37.8 million for the year ended December 31, 2016 were included in the consolidated and combined statement of operations for these purchases.

Share-Based Compensation Prior to Separation

Prior to the Separation, certain DFIN employees participated in RRD’s share-based compensation plans, the costs of which have been allocated to DFIN and recorded in selling, general and administrative expenses in the consolidated and combined statement of operations. Share-based compensation costs allocated to the Company were $1.2 million for the nine months ended September 30, 2016.

Retirement Plans Prior to Separation

Prior to the Separation, DFIN employees participated in pension and other postretirement plans sponsored by RRD.  These costs are reflected in the Company’s cost of sales and selling, general and administrative expenses in the consolidated and combined statements of operations.

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

On October 1, 2016, DFIN recorded net pension plan liabilities of $68.3 million (consisting of a total benefit plan liability of $317.0 million, net of plan assets having fair market value of $248.7 million), as a result of the transfer of certain pension plan liabilities and assets from RRD to the Company upon the legal split of those plans. The pension plan asset allocation from RRD was finalized on June 30, 2017, which resulted in a $0.7 million decrease to the fair value of plan assets transferred to the Company from RRD. Refer to Note 13, Retirement Plans, for further details regarding the Company’s pension and other postretirement benefit plans.

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

Note 23. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, which provides entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Act to retained earnings. ASU 2018-02 may be applied either in the period of adoption or retrospectively to each period in which the effect of the Tax Act is recognized. The Company early adopted ASU 2018-02 in the fourth quarter of 2018 and applied it to the period of adoption. The impact of the adoption resulted in an increase in accumulated comprehensive loss and an increase in retained earnings of $10.9 million. Refer to Note 19, Comprehensive Income, for further information.

In May 2014, the FASB issued ASU 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenue using a five-step process that supersedes virtually all existing revenue guidance. ASU 2014-09 also requires additional quantitative and qualitative disclosures. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 to January 1, 2018. The Company adopted the standard on January 1, 2018 using the modified retrospective approach. The Company recognized the cumulative effect of applying the standard as an opening transition adjustment to retained earnings. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. Refer to Note 3, Revenue, for further information.

In March 2017, the FASB issued ASU 2017-07, which the Company adopted retrospectively in the first quarter of 2018. Refer to Note 13, Retirement Plans, for further information.

Recently Issued Accounting Pronouncements

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

The Company is in the process of reviewing its existing lease portfolio, which is primarily comprised of real estate leases, to evaluate the impact of ASU 2016-02 on the consolidated financial statements. The Company currently expects to recognize a lease liability and corresponding right-of-use asset for substantially all operating lease agreements, which will have a significant impact on the Company’s consolidated balance sheet. The Company currently plans to elect the optional package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and therefore, does not expect the adoption of ASU 2016-02 to have a significant impact on the consolidated statement of operations for existing operating leases. The ultimate impact of the standard will depend on the Company’s lease portfolio at the date of adoption. Additionally, the Company is evaluating the processes and internal controls needed to support the changes resulting from the new lease accounting standard. Information about the Company’s undiscounted future lease payments and the timing of those payments is disclosed in Note 12, Commitments and Contingencies.

Note 24. Guarantor Financial Information

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

The guarantee of the Notes by a subsidiary guarantor will be automatically released under certain situations, including upon the sale or disposition of such subsidiary guarantor to a person that is not DFIN or a subsidiary guarantor of the notes, the liquidation or dissolution of such subsidiary guarantor, and if such subsidiary guarantor is released from its guarantee obligations under the Company’s Credit Facilities.

The following tables set forth consolidating statements of operations for the years ended December 31, 2018, 2017, and 2016, consolidating statements of financial position as of December 31, 2018 and December 31, 2017, and consolidating statements of cash flows for the years ended December 31, 2018, 2017, and 2016. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions. For purposes of the tables below, the Company is referred to as “Parent” and the Guarantors are referred to as “Guarantor Subsidiaries.”

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Consolidating Statements of Operations

Year Ended December 31, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$508.0	$116.4	$(6.4)	$618.0
Products net sales	—	313.0	36.8	(4.8)	345.0
Total net sales	—	821.0	153.2	(11.2)	963.0
Services cost of sales (exclusive of depreciation and amortization)	—	258.4	76.6	(6.2)	328.8
Products cost of sales (exclusive of depreciation and amortization)	—	236.7	26.8	(5.0)	258.5
Total cost of sales	—	495.1	103.4	(11.2)	587.3
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	220.0	38.2	—	258.2
Restructuring, impairment and other charges-net	—	2.6	1.8	—	4.4
Depreciation and amortization	—	40.1	5.7	—	45.8
Other operating income	—	(26.6)	(27.2)	—	(53.8)
Income from operations	—	89.8	31.3	—	121.1
Interest expense (income)-net	37.6	(0.3)	(0.6)	—	36.7
Intercompany interest (income) expense - net	(25.5)	25.6	(0.1)	—	—
Investment and other income-net	—	(16.9)	(1.4)	—	(18.3)
Earnings (loss) before income taxes and equity in net income of subsidiaries	(12.1)	81.4	33.4	—	102.7
Income tax (benefit) expense	(5.9)	27.9	7.1	—	29.1
Earnings (loss) before equity in net income of subsidiaries	(6.2)	53.5	26.3	—	73.6
Equity in net income of subsidiaries	79.8	26.3	—	(106.1)	—
Net earnings (loss)	$73.6	$79.8	$26.3	$(106.1)	$73.6
Comprehensive income (loss)	$66.4	$72.6	$21.3	$(93.9)	$66.4

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Consolidating Statements of Operations

Year Ended December 31, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$518.5	$121.7	$(8.1)	$632.1
Products net sales	—	338.1	39.1	(4.4)	372.8
Total net sales	—	856.6	160.8	(12.5)	1,004.9
Services cost of sales (exclusive of depreciation and amortization)	—	257.3	78.8	(7.4)	328.7
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	—	18.4	1.1	—	19.5
Products cost of sales (exclusive of depreciation and amortization)	—	221.5	24.5	(5.1)	240.9
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)*	—	30.1	2.2	—	32.3
Total cost of sales	—	527.3	106.6	(12.5)	621.4
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	197.4	38.8	—	236.2
Restructuring, impairment and other charges-net	—	4.9	2.2	—	7.1
Depreciation and amortization	—	38.2	6.3	—	44.5
Income from operations	—	88.8	6.9	—	95.7
Interest expense (income) -net	43.1	(0.1)	(0.1)	—	42.9
Investment and other income-net	—	(3.3)	(0.1)	—	(3.4)
Earnings (loss) before income taxes and equity in net income of subsidiaries	(43.1)	92.2	7.1	—	56.2
Income tax (benefit) expense	(16.7)	60.6	2.6	—	46.5
Earnings (loss) before equity in net income of subsidiaries	(26.4)	31.6	4.5	—	9.7
Equity in net income of subsidiaries	36.1	4.5	—	(40.6)	—
Net earnings (loss)	$9.7	$36.1	$4.5	$(40.6)	$9.7
Comprehensive income (loss)	$13.4	$39.8	$8.9	$(48.7)	$13.4

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

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Consolidating Statements of Operations

Year Ended December 31, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$502.2	$104.1	$(7.7)	$598.6
Products net sales	—	350.4	38.8	(4.3)	384.9
Total net sales	—	852.6	142.9	(12.0)	983.5
Services cost of sales (exclusive of depreciation and amortization)	—	236.0	68.2	(7.1)	297.1
Services cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)	—	35.6	2.2	—	37.8
Products cost of sales (exclusive of depreciation and amortization)	—	207.0	24.1	(4.9)	226.2
Products cost of sales with R.R. Donnelley affiliates (exclusive of depreciation and amortization)	—	57.3	0.6	—	57.9
Total cost of sales	—	535.9	95.1	(12.0)	619.0
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	177.0	33.8	—	210.8
Restructuring, impairment and other charges-net	—	4.8	0.6	—	5.4
Depreciation and amortization	—	38.6	4.7	—	43.3
Income from operations	—	96.3	8.7	—	105.0
Interest expense-net	11.7	—	—	—	11.7
Investment and other income-net	—	(0.2)	(0.8)	—	(1.0)
Earnings (loss) before income taxes and equity in net income of subsidiaries	(11.7)	96.5	9.5	—	94.3
Income tax (benefit) expense	(4.3)	38.5	1.0	—	35.2
Earnings (loss) before equity in net income of subsidiaries	(7.4)	58.0	8.5	—	59.1
Equity in net income of subsidiaries	66.5	8.5	—	(75.0)	—
Net earnings (loss)	$59.1	$66.5	$8.5	$(75.0)	$59.1
Comprehensive income (loss)	$66.1	$73.5	$8.6	$(82.1)	$66.1

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Consolidating Balance Sheet

December 31, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$24.9	$5.0	$17.4	$—	$47.3
Receivables, less allowances	—	141.6	31.3	—	172.9
Intercompany receivables	—	123.6	—	(123.6)	—
Intercompany short-term note receivable-net	—	—	60.5	(60.5)	—
Inventories	—	10.4	1.7	—	12.1
Prepaid expenses and other current assets	—	13.5	3.2	—	16.7
Total current assets	24.9	294.1	114.1	(184.1)	249.0
Property, plant and equipment-net	—	29.3	2.9	—	32.2
Software-net	—	47.8	—	—	47.8
Goodwill	—	438.5	11.5	—	450.0
Other intangible assets-net	—	32.6	4.6	—	37.2
Deferred income taxes	—	37.2	2.4	(29.9)	9.7
Intercompany long-term note receivable	298.0	—	—	(298.0)	—
Other noncurrent assets	3.6	35.1	4.1	—	42.8
Investments in consolidated subsidiaries	445.9	106.0	—	(551.9)	—
Total assets	$772.4	$1,020.6	$139.6	$(1,063.9)	$868.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$61.0	$11.4	$—	$72.4
Intercompany payables	120.9	—	2.7	(123.6)	—
Intercompany short-term note payable-net	60.0	0.5	—	(60.5)	—
Accrued liabilities	0.1	109.2	16.7	—	126.0
Total current liabilities	181.0	170.7	30.8	(184.1)	198.4
Long-term debt	362.7	—	—	—	362.7
Intercompany long-term note payable	—	298.0	—	(298.0)	—
Deferred compensation liabilities	—	19.5	—	—	19.5
Pension and other postretirement benefits plan liabilities	—	50.3	1.0	—	51.3
Other noncurrent liabilities	2.7	36.2	1.8	(29.9)	10.8
Total liabilities	546.4	574.7	33.6	(512.0)	642.7
Total equity	226.0	445.9	106.0	(551.9)	226.0
Total liabilities and equity	$772.4	$1,020.6	$139.6	$(1,063.9)	$868.7

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Consolidating Balance Sheet

December 31, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$8.3	$27.9	$15.8	$—	$52.0
Receivables, less allowances	—	131.3	33.9	—	165.2
Intercompany receivables	—	146.4	—	(146.4)	—
Intercompany short-term note receivable-net	—	—	30.0	(30.0)	—
Inventories	—	21.3	2.0	—	23.3
Prepaid expenses and other current assets	37.1	14.8	2.8	(25.1)	29.6
Total current assets	45.4	341.7	84.5	(201.5)	270.1
Property, plant and equipment-net	—	31.2	3.5	—	34.7
Software-net	—	40.6	0.5	—	41.1
Goodwill	—	429.2	18.2	—	447.4
Other intangible assets-net	—	32.4	7.5	—	39.9
Deferred income taxes	—	40.5	3.4	(21.7)	22.2
Other noncurrent assets	3.4	30.0	4.7	—	38.1
Investments in consolidated subsidiaries	728.4	85.2	—	(813.6)	—
Total assets	$777.2	$1,030.8	$122.3	$(1,036.8)	$893.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$57.9	$9.9	$—	$67.8
Intercompany payable	139.5	—	6.9	(146.4)	—
Intercompany short-term note payable-net	30.0	—	—	(30.0)	—
Accrued liabilities	—	127.6	16.7	(25.1)	119.2
Total current liabilities	169.5	185.5	33.5	(201.5)	187.0
Long-term debt	458.3	—	—	—	458.3
Deferred compensation liabilities	—	22.8	—	—	22.8
Pension and other postretirement benefits plan liabilities	—	51.3	1.2	—	52.5
Other noncurrent liabilities	—	42.8	2.4	(21.7)	23.5
Total liabilities	627.8	302.4	37.1	(223.2)	744.1
Total equity	149.4	728.4	85.2	(813.6)	149.4
Total liabilities and equity	$777.2	$1,030.8	$122.3	$(1,036.8)	$893.5

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Consolidating Statements of Cash Flows

Year Ended December 31, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$85.9	$(12.0)	$(7.6)		$66.3
INVESTING ACTIVITIES
Capital expenditures	—	(35.9)	(1.2)	—	(37.1)
Acquisition of business, net of cash acquired	—	(12.5)	—	—	(12.5)
Sale of investment	—	3.1	—	—	3.1
Proceeds from disposition	—	34.4	43.1	—	77.5
Intercompany note receivable, net	—	—	(30.5)	30.5	—
Other investing activities	—	(0.8)	—	—	(0.8)
Net cash provided by (used in) investing activities	—	(11.7)	11.4	30.5	30.2
FINANCING ACTIVITIES
Revolving facility borrowings	360.0	—	—	—	360.0
Payments on revolving facility borrowings	(360.0)	—	—	—	(360.0)
Payments on long-term debt	(97.5)	—	—	—	(97.5)
Intercompany note payable, net	29.7	0.8	—	(30.5)	—
Proceeds from the issuance of common stock	1.2	—	—	—	1.2
Treasury stock repurchases	(1.5)	—	—	—	(1.5)
Debt issuance costs	(1.2)	—			(1.2)
Net cash (used in) provided by financing activities	(69.3)	0.8	—	(30.5)	(99.0)
Effect of exchange rate on cash and cash equivalents	—	—	(2.2)	—	(2.2)
Net increase (decrease) in cash and cash equivalents	16.6	(22.9)	1.6	—	(4.7)
Cash and cash equivalents at beginning of year	8.3	27.9	15.8	—	52.0
Cash and cash equivalents at end of period	$24.9	$5.0	$17.4	$—	$47.3

Supplemental non-cash disclosure:
Intercompany debt allocation	$(298.0)	$298.0	$—	$—	$—

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Consolidating Statements of Cash Flows

Year Ended December 31, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$39.3	$35.7	$14.0	$2.4	$91.4
INVESTING ACTIVITIES
Capital expenditures	—	(26.4)	(1.4)	—	(27.8)
Purchase of investment	—	(3.4)	—	—	(3.4)
Intercompany note receivable, net	—	—	(14.7)	14.7	—
Other investing activities	—	0.2	—	—	0.2
Net cash (used in) provided by investing activities	—	(29.6)	(16.1)	14.7	(31.0)
FINANCING ACTIVITIES
Revolving facility borrowings	298.5	—	—	—	298.5
Payments on revolving facility borrowings	(298.5)	—	—	—	(298.5)
Payments on long-term debt	(133.0)	—	—	—	(133.0)
Debt issuance costs	(2.1)	—	—	—	(2.1)
Separation-related payment from R.R. Donnelley	68.0	—	—	—	68.0
Proceeds from the issuance of common stock	18.8	—	—	—	18.8
Proceeds from issuance of long-term debt	3.1	—	—	—	3.1
Treasury stock repurchases	(0.9)	—	—	—	(0.9)
Intercompany note payable, net	14.7	—	—	(14.7)	—
Other financing activities	0.4	—	—	—	0.4
Net cash used in financing activities	(31.0)	—	—	(14.7)	(45.7)
Effect of exchange rate on cash and cash equivalents	—	—	1.1	—	1.1
Net increase (decrease) in cash and cash equivalents	8.3	6.1	(1.0)	2.4	15.8
Cash and cash equivalents at beginning of year	—	21.8	16.8	(2.4)	36.2
Cash and cash equivalents at end of period	$8.3	$27.9	$15.8	$—	$52.0

Notes to the Consolidated and Combined Financial Statements

(in millions, except per share data, unless otherwise indicated)

Consolidating Statements of Cash Flows

Year Ended December 31, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(1.2)	$103.2	$6.4	$(2.4)	$106.0
INVESTING ACTIVITIES
Capital expenditures	—	(23.6)	(2.6)	—	(26.2)
Purchase of investment	—	(3.5)	—	—	(3.5)
Other investing activities	—	—	0.4	—	0.4
Net cash (used in) investing activities	—	(27.1)	(2.2)	—	(29.3)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	348.2	—	—	—	348.2
Payments on long-term debt	(50.0)	—	—	—	(50.0)
Net change in short-term debt	—	—	(8.8)	—	(8.8)
Debt issuance costs	(9.3)	—	—	—	(9.3)
Net transfers to Parent and affiliates	(287.7)	(54.4)	2.0	—	(340.1)
Net cash provided by (used in) financing activities	1.2	(54.4)	(6.8)	—	(60.0)
Effect of exchange rate on cash and cash equivalents	—	—	4.4	—	4.4
Net increase (decrease) in cash and cash equivalents	—	21.7	1.8	(2.4)	21.1
Cash and cash equivalents at beginning of year	—	0.1	15.0	—	15.1
Cash and cash equivalents at end of period	$—	$21.8	$16.8	$(2.4)	$36.2

Supplemental non-cash disclosure:
Debt exchange with R.R. Donnelley, including $5.5 million of debt issuance costs	$300.0	$—	$—	$—	$300.0
Settlement of intercompany note payable	—	29.6	—	—	29.6
Accrued debt issuance costs	1.5	—	—	—	1.5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Donnelley Financial Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Donnelley Financial Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated  and combined statements of operations, comprehensive income, equity and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 27, 2019

We have served as the Company's auditor since 2015.

UNAUDITED INTERIM FINANCIAL INFORMATION

(In millions, except per-share data)

	Year Ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2018
Net sales	$255.2	$290.6	$216.9	$200.3	$963.0
Income from operations	19.4	36.2	62.1	3.4	121.1
Net earnings (loss)	7.7	18.9	48.0	(1.0)	73.6
Net earnings (loss) per share:
Basic net earnings (loss) per share	0.23	0.56	1.42	(0.03)	2.18
Diluted net earnings (loss) per share	0.23	0.56	1.40	(0.03)	2.16
Weighted average number to common shares outstanding
Basic	33.7	33.8	33.9	33.9	33.8
Diluted	33.9	34.0	34.2	33.9	34.0

2017
Net sales	$267.3	$290.2	$222.6	$224.8	$1,004.9
Income from operations	26.4	42.0	17.2	10.1	95.7
Net earnings (loss)	9.3	18.8	5.3	(23.7)	9.7
Net earnings (loss) per share:
Basic net earnings (loss) per share	0.29	0.57	0.16	(0.71)	0.29
Diluted net earnings (loss) per share	0.28	0.57	0.16	(0.71)	0.29
Weighted average number to common shares outstanding
Basic	32.6	32.7	33.6	33.6	33.1
Diluted	32.8	32.9	33.8	33.6	33.3

Includes the following significant items:

	Pre-tax					After-tax
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended December 31, 2018
Net gain on sale of Language Solutions business	$—	$—	$(53.5)	$(0.3)	$(53.8)	$—	$—	$(38.4)	$(0.2)	$(38.6)
Gain on eBrevia investment	—	—	—	(1.8)	(1.8)	—	—	—	(1.5)	(1.5)
Gain on equity investment	—	—	(11.8)	—	(11.8)	—	—	(8.5)	—	(8.5)
Spin-off related transaction expenses	7.8	8.4	3.7	0.2	20.1	5.6	6.0	2.9	0.1	14.6
Share-based compensation expense	1.8	3.3	2.1	2.0	9.2	1.3	2.4	1.6	1.4	6.7
Disposition-related expenses	0.5	1.5	4.5	0.3	6.8	0.4	1.1	3.2	0.4	5.1
Restructuring, impairment and other charges - net	0.7	2.6	0.8	0.3	4.4	0.5	1.9	0.6	0.2	3.2
Acquisition-related expenses	0.2	0.3	—	0.3	0.8	0.1	0.2	—	0.2	0.5
Investor-related expenses	—	—	—	0.5	0.5	—	—	—	0.4	0.4

	Pre-tax					After-tax
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended December 31, 2017
Spin-off related transaction expenses	$2.7	$4.5	$2.6	$6.7	$16.5	$1.6	$2.7	$1.2	$4.4	$9.9
Restructuring, impairment and other charges – net	3.8	3.2	(0.6)	0.7	7.1	2.3	2.0	(0.4)	0.3	4.2
Share-based compensation expense	1.1	2.4	1.7	1.6	6.8	0.7	1.4	0.8	1.2	4.1
Acquisition-related expenses	—	—	—	0.2	0.2	—	—	—	0.1	0.1

INDEX TO EXHIBITS

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.1

Indenture, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

10.1

Credit Agreement, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.2

Amendment No. 1 to Credit Agreement, dated as of October 2, 2017, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2017, filed on November 2, 2017)

10.3

Amendment No. 2 to Credit Agreement, dated as of December 18, 2018, by and among Donnelley Financial Solutions, Inc., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2018, filed on December 18, 2018)

10.4

2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.5

Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2017, filed on May 23, 2017)*

10.6

Donnelley Financial Solutions, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K dated December 31, 2017, filed on February 28, 2018)*

10.7

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to R.R Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.8

Donnelley Financial Solutions, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.9

Donnelley Financial Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.10	Donnelley Financial Solutions, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.11

Letter Agreement to Employment Agreement, dated as of April 20, 2018, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 10, 2018, filed on April 16, 2018)*

10.12

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

10.18

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

10.36

Agreement, dated February 17, 2019, by and among the Company, Simcoe Capital Management, LLC and, solely for purposes of Section 2(g) thereof, Jeffrey Jacobowitz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 17, 2019, filed on February 19, 2019)

14.1

Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)

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

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2019.

DONNELLEY FINANCIAL SOLUTIONS, INC.

By:	/ S / DAVID A. GARDELLA
David A. Gardella Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 27th day of February 2019.

Signature and Title	Signature and Title

/ S / DANIEL N. LEIB	/ S / NANCY E. CALDWELL *
Daniel N. Leib President and Chief Executive Officer, Director (Principal Executive Officer)	Nancy E. Caldwell Director

/ S / DAVID A. GARDELLA	/ S / CHARLES D. DRUCKER *
David A. Gardella Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Charles D. Drucker Director

/ S / KAMI S. TURNER	/ S / JULIET S. ELLIS *
Kami S. Turner Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	Juliet S. Ellis Director

/ S / RICHARD L. CRANDALL *	/ S / GARY G. GREENFIELD *
Richard L. Crandall Chairman of the Board, Director	Gary G. Greenfield Director

/ S / LUIS A. AGUILAR *	/ S / LOIS M. MARTIN *
Luis A. Aguilar Director	Lois M. Martin Director

By:	/ S / JENNIFER B. REINERS
Jennifer B. Reiners As Attorney-in-Fact

*	By Jennifer B. Reiners as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission