Form 10-Q
period 2019-03-31
Donnelley Financial Solutions, Inc.
filed 2019-05-02
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-37728

Donnelley Financial Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4829638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 West Wacker Drive, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip code)

(844) 866-4337

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (Par Value $0.01)	DFIN	NYSE

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

Yes  ☐    No  ☒

As of April 26, 2019, 34.2 million shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2019 and 2018

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
Services net sales	$127.9	$159.5
Products net sales	101.7	95.7
Total net sales	229.6	255.2
Services cost of sales (exclusive of depreciation and amortization)	75.4	85.9
Products cost of sales (exclusive of depreciation and amortization)	78.5	72.7
Total cost of sales	153.9	158.6
Selling, general and administrative expenses (exclusive of depreciation and amortization)	54.9	66.1
Restructuring, impairment and other charges-net	2.1	0.7
Depreciation and amortization	12.1	10.4
Income from operations	6.6	19.4
Interest expense-net	8.9	9.0
Investment and other income-net	(0.6)	(0.8)
(Loss) earnings before income taxes	(1.7)	11.2
Income tax (benefit) expense	(0.3)	3.5
Net (loss) earnings	$(1.4)	$7.7

Net (loss) earnings per share (Note 11):
Basic net (loss) earnings per share	(0.04)	0.23
Diluted net (loss)earnings per share	(0.04)	0.23
Weighted average number of common shares outstanding
Basic	34.0	33.7
Diluted	34.0	33.9

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2019 and 2018

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
Net (loss) earnings	$(1.4)	$7.7

Other comprehensive income, net of tax:
Translation adjustments	2.2	0.7
Adjustment for net periodic pension and other postretirement benefits plan cost	0.4	0.5
Other comprehensive income, net of tax	2.6	1.2
Comprehensive (loss) income	$1.2	$8.9

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Balance Sheets

As of March 31, 2019 and December 31, 2018

(in millions, except per share data)

(UNAUDITED)

	March 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$10.5	$47.3
Receivables, less allowances for doubtful accounts of $8.6 in 2019 (2018 - $7.9)	235.6	172.9
Inventories	14.8	12.1
Prepaid expenses and other current assets	20.8	16.7
Total current assets	281.7	249.0
Property, plant and equipment-net	38.1	32.2
Right-of-use assets	95.5	—
Software-net	49.9	47.8
Goodwill	450.2	450.0
Other intangible assets-net	33.6	37.2
Deferred income taxes	12.3	9.7
Other noncurrent assets	41.1	42.8
Total assets	$1,002.4	$868.7
LIABILITIES
Accounts payable	$98.0	$72.4
Accrued liabilities	113.7	126.0
Total current liabilities	211.7	198.4
Long-term debt (Note 14)	411.7	362.7
Deferred compensation liabilities	19.8	19.5
Pension and other postretirement benefits plan liabilities	50.1	51.3
Noncurrent lease liabilities	73.9	—
Other noncurrent liabilities	7.7	10.8
Total liabilities	774.9	642.7
Commitments and Contingencies (Note 15)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued: 34.4 shares in 2019 (2018 - 34.2 shares)	0.3	0.3
Treasury stock, at cost: 0.2 shares in 2019 (2018 - 0.1 shares)	(3.6)	(2.4)
Additional paid-in-capital	218.0	216.5
Retained earnings	92.9	94.3
Accumulated other comprehensive loss	(80.1)	(82.7)
Total equity	227.5	226.0
Total liabilities and equity	$1,002.4	$868.7

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
OPERATING ACTIVITIES
Net (loss) earnings	$(1.4)	$7.7
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	12.1	10.4
Provision for doubtful accounts receivable	1.0	1.0
Share-based compensation	1.5	1.8
Deferred income taxes	(2.8)	0.6
Net pension plan income	(0.5)	(0.8)
Other	8.8	0.5
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable - net	(63.6)	(65.4)
Inventories	(2.7)	(5.8)
Prepaid expenses and other current assets	(3.2)	(0.2)
Accounts payable	23.9	20.3
Income taxes payable and receivable	(11.3)	0.6
Accrued liabilities and other	(29.9)	(23.1)
Pension and other postretirement benefits plan contributions	(0.2)	(1.2)
Net cash used in operating activities	(68.3)	(53.6)
INVESTING ACTIVITIES
Capital expenditures	(15.1)	(6.4)
Acquisition of business, net of cash acquired	(2.2)	—
Other investing activities	0.2	—
Net cash used in investing activities	(17.1)	(6.4)
FINANCING ACTIVITIES
Revolving facility borrowings	178.5	88.0
Payments on revolving facility borrowings	(130.0)	(68.0)
Proceeds from the issuance of common stock	—	1.2
Treasury share repurchases	(1.2)	(0.8)
Debt issuance costs	(0.2)	—
Net cash provided by financing activities	47.1	20.4
Effect of exchange rate on cash and cash equivalents	1.5	(0.3)
Net decrease in cash and cash equivalents	(36.8)	(39.9)
Cash and cash equivalents at beginning of year	47.3	52.0
Cash and cash equivalents at end of period	$10.5	$12.1

Supplemental cash flow information
Income taxes paid	$13.8	$2.2
Interest paid	$1.5	$2.2

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2019 and 2018

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	34.2	$0.3	0.1	$(2.4)	$216.5	$94.3	$(82.7)	$226.0
Net loss	—	—	—	—	—	(1.4)	—	(1.4)
Other comprehensive income	—	—	—	—	—	—	2.6	2.6
Share-based compensation	—	—	—	—	1.5	—	—	1.5
Issuance of share-based awards, net of withholdings and other	0.2	—	0.1	(1.2)	—	—	—	(1.2)
Balance at March 31, 2019	34.4	$0.3	0.2	$(3.6)	$218.0	$92.9	$(80.1)	$227.5

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	33.8	$0.3	—	$(0.9)	$205.7	$8.9	$(64.6)	$149.4
Net earnings	—	—	—	—	—	7.7	—	7.7
Other comprehensive income	—	—	—	—	—	—	1.2	1.2
Adoption of ASU 2014-09	—	—	—	—	—	0.9	—	0.9
Share-based compensation	—	—	—	—	1.8	—	—	1.8
Issuance of share-based awards, net of withholdings and other	0.2	—	0.1	(0.8)	1.4	—	—	0.6
Balance at March 31, 2018	34.0	$0.3	0.1	$(1.7)	$208.9	$17.5	$(63.4)	$161.6

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of DFIN and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial data presented herein should be read in conjunction with the audited consolidated and combined financial statements and accompanying notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 27, 2019. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Results of interim periods should not be considered indicative of the results for the full year. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

Changes in Presentation

Certain prior year amounts have been restated to conform to the Company’s current reporting unit structure. Due to the sale of the Language Solutions business in 2018, the Company made changes to the reporting units within the U.S. segment. The former Language Solutions and other reporting unit has been renamed “Language Solutions.” Certain results previously included within the former Language Solutions and other reporting unit are now included within the Investment Markets reporting unit.

Note 2. Revenue

Revenue Recognition

The Company manages highly-customized data and materials, such as Exchange Act, Securities Act and Investment Company Act filings with the SEC on behalf of its customers, manages virtual data rooms and performs XBRL and related services. Clients are provided with EDGAR filing services, XBRL compliance services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among others. The Company’s SaaS offerings include the Venue Virtual Data Room (“Venue”), the FundSuiteArc software platform, ActiveDisclosure and data and analytics, among others.

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

•

The Company’s SaaS solutions, including Venue, the FundSuiteArc software platform, ActiveDisclosure, data and analytics and others, are generally provided on a subscription basis and allow customers access to use the products over the contract period. As a result, revenue for SaaS solutions is recognized ratably over time as the customer receives the benefit throughout the contract period. The timing of invoicing varies, however the customer may be invoiced before the end of the contract period, resulting in a deferred revenue balance.

•	Revenue for warehousing services is recognized ratably over time as the customer receives the benefit throughout the storage period.

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

Disaggregation of revenue

The following tables disaggregate revenue by reporting unit and timing of revenue recognition for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	Point in time	Over time	Total
U.S.
Capital Markets	$85.0	$24.7	$109.7
Investment Markets	80.5	12.6	93.1
Total U.S.	165.5	37.3	202.8
International	21.1	5.7	26.8
Total net sales	$186.6	$43.0	$229.6

	Three Months Ended March 31, 2018
	Point in time	Over time	Total
U.S.
Capital Markets	$93.5	$24.0	$117.5
Investment Markets*	76.0	13.5	89.5
Language Solutions*	6.1	—	6.1
Total U.S.	175.6	37.5	213.1
International	37.9	4.2	42.1
Total net sales	$213.5	$41.7	$255.2

* Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Contract Balances

Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. Contract assets were $14.9 million at March 31, 2019 and $8.7 million at December 31, 2018, respectively. Generally, the contract assets balance is impacted by the recognition of additional contract assets, offset by amounts invoiced to customers. For the three months ended March 31, 2019, final amounts invoiced to customers exceeded estimates of standalone selling price as of January 1, 2019 for the related arrangements by approximately $1.3 million. Contract assets are included in accounts receivable on the condensed consolidated balance sheet.

Contract liabilities consist of deferred revenue and progress billings which are included in accrued liabilities on the condensed consolidated balance sheet. Changes in contract liabilities for the three months ended March 31, 2019 and 2018, respectively, were as follows:

Balance at January 1, 2019	$12.0
Deferral of revenue	12.2
Revenue recognized	(12.6)
Balance at March 31, 2019	$11.6

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Balance at January 1, 2018	$14.2
Deferral of revenue	9.4
Revenue recognized	(10.5)
Balance at March 31, 2018	$13.1

Note 3. Acquisitions and Dispositions

Acquisition

On December 18, 2018, the Company acquired eBrevia, a leading provider of artificial intelligence-based data extraction and contract analytics software solutions. The eBrevia technology provides leading enterprise contract review and analysis solutions, leveraging machine learning to produce faster and more accurate results. eBrevia's software, which extracts and summarizes key legal provisions and other information, can be used in due diligence, contract management, lease abstraction and document drafting. The acquisition enhances the Company’s Venue Deal Solutions offerings to provide clients with secure data aggregation, due diligence, compliance and risk management solutions. The Company previously held a 12.8% investment in eBrevia prior to the acquisition. The purchase price for the remaining equity of eBrevia, which includes the Company’s estimate of contingent consideration, was $23.3 million, net of cash acquired of $0.2 million. $2.0 million of the purchase price, excluding contingent consideration and amounts held in escrow, remains payable as of March 31, 2019. The fair value of the Company’s previously held investment was $3.3 million, resulting in the recognition of a $1.8 million gain, which is reflected in investment and other income in the consolidated statements of operations for the year ended December 31, 2018. The fair value of the previously held investment was determined based on the purchase price paid for the remaining equity less an estimated control premium. The former owners of eBrevia, excluding the Company, may receive additional contingent consideration of up to $3.5 million in cash subject to eBrevia achieving certain financial targets during the twenty-four months post acquisition. As of the acquisition date and March 31, 2019, the Company estimated the fair value of contingent consideration to be $0.8 million using a probability weighting of the potential payouts. Subsequent changes in the estimated contingent consideration from the final purchase price allocation will be recognized in the Company’s consolidated statement of operations. The operations of eBrevia are included within the Capital Markets reporting unit in the U.S. segment.

During the three months ended March 31, 2019, there were no acquisition-related expenses. For the three months ended March 31, 2018, the Company recorded $0.2 million of acquisition-related expenses associated with acquisitions completed or contemplated within selling, general and administrative expenses in the condensed consolidated statement of operations.

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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

The purchase price allocation for eBrevia is preliminary as the Company is still in the process of obtaining data to finalize the estimated fair values of certain deferred tax account balances. The final purchase price allocation may differ from what is currently reflected in the consolidated financial statements. Based on the current valuation, the preliminary purchase price allocation for this acquisition is as follows:

Accounts receivable	$0.3
Other intangible assets	11.4
Software	0.8
Goodwill	12.9
Accounts payable and accrued liabilities	(0.4)
Deferred taxes-net	(1.7)
Total purchase price-net of cash acquired	23.3
Less: fair value of the Company's previously held investment in eBrevia	(3.3)
Less: fair value of contingent consideration	(0.8)
Less: payable for initial consideration	(2.0)
Less: amounts held in escrow and liabilities assumed	(2.5)
Net cash paid	$14.7

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

Note 4. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials, at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Raw materials and manufacturing supplies	$4.6	$4.0
Work in process	10.2	8.1
Total	$14.8	$12.1

Note 5. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Land	$10.0	$10.0
Buildings	36.9	36.2
Machinery and equipment	113.1	106.3
	160.0	152.5
Less: Accumulated depreciation	(121.9)	(120.3)
Total	$38.1	$32.2

Depreciation expense was $1.5 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2019 were as follows:

	U.S.	International	Total
Net book value as of December 31, 2018	$438.5	$11.5	$450.0
Purchase accounting adjustments	0.1	—	0.1
Foreign exchange and other adjustments	—	0.1	0.1
Net book value as of March 31, 2019	$438.6	$11.6	$450.2

The components of other intangible assets at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019			December 31, 2018
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$149.6	$(116.9)	$32.7	$149.3	$(113.1)	$36.2
Trade names	3.9	(3.0)	0.9	3.9	(2.9)	1.0
Total other intangible assets	$153.5	$(119.9)	$33.6	$153.2	$(116.0)	$37.2

Amortization expense for other intangible assets was $3.7 million and $3.4 million for the three months ended March 31, 2019 and 2018, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of March 31, 2019:

For the year ending December 31,	Amount
2019	$14.6
2020	13.0
2021	0.9
2022	0.9
2023	0.9
2024 and thereafter	7.0
Total	$37.3

Note 7. Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. For lessors, ASU 2016-02 also modifies the classification criteria and the accounting for sales-type and direct financing leases. On January 1, 2019, the Company adopted the standard and all related amendments, using the optional transition method applied to leases at the adoption date. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods.

The Company elected the optional package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company also elected the practical expedient to not separate lease components from non-lease components for real estate leases. As a result of the adoption of ASU 2016-02, the Company recognized a lease liability of $101.6 million and a right-of-use (“ROU”) asset of $100.8 million for operating leases at January 1, 2019.

The Company has operating leases for certain service centers, office space, warehouses and equipment. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. Upon adoption of ASU 2016-02, ROU assets were adjusted for deferred rent, restructuring liabilities, prepaids and favorable/onerous lease balances as of January 1, 2019. Lease expense is recognized on a straight-line basis over the expected lease term. The Company’s incremental borrowing rate is used in determining the present value of future payments at the commencement date of the lease, or for the adoption of ASU 2016-02, at January 1, 2019. Balances related to operating leases are included in ROU assets, accrued liabilities and noncurrent lease liabilities on the condensed consolidated balance sheet.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

All real estate leases are recorded on the balance sheet. Equipment and other non-real estate leases with an initial term of twelve months or less are not recorded on the balance sheet. Lease agreements for some locations provide for rent escalations and renewal options. Lease terms include the option to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Certain real estate leases require payment for taxes, insurance and maintenance which are considered non-lease components. The Company accounts for real estate leases and the related fixed non-lease components together as a single component.

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract.

The Company has non-cancelable sublease rental arrangements which did not reduce the future maturities of the operating lease liabilities at March 31, 2019 and did not reduce future rental commitments at December 31, 2018.

The components of lease expense for the three months ended March 31, 2019 were as follows:

Three months ended
March 31, 2019
Operating lease expense	$6.8
Sublease income	(0.8)
Net lease expense	$6.0

Other information related to operating leases for the three months ended March 31, 2019 was as follows:

Lease Term and Discount Rate	March 31, 2019
Weighted average remaining lease term	5.0 years
Weighted average discount rate	4.5%

Three months ended
Lease Liabilities	March 31, 2019
Cash paid related to lease liabilities	$6.6
Non-cash disclosure:
Increase in lease liabilities due to new ROU assets	$0.2

Maturities of lease liabilities for operating leases as of March 31, 2019 were as follows:

Amount
2019 (a)	$20.7
2020	24.4
2021	19.7
2022	15.4
2023	11.6
2024 and thereafter	18.2
Total lease payments	110.0
Less: Interest	(13.7)
Present value of lease liabilities	$96.3

(a)	Excluding payments for the three months ended March 31, 2019

As of March 31, 2019
Accrued liabilities	$22.4
Noncurrent lease liabilities	73.9
Total	$96.3

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Disclosures related to periods prior to adoption of ASU 2016-02

Future minimum rental commitments under non-cancellable operating leases as of December 31, 2018 were expected to be as follows:

Year ended December 31	Amount
2019	$26.4
2020	22.6
2021	16.6
2022	10.9
2023	8.7
2024 and thereafter	16.3
Total	$101.5

Rent expense for facilities in use and equipment was $6.4 million for the three months ended March 31, 2018.

Note 8. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges recognized in Results of Operations

For the three months ended March 31, 2019 and 2018, the Company recorded the following net restructuring, impairment and other charges:

Three Months Ended	Employee	Total Restructuring	Other
March 31, 2019	Terminations	Charges	Charges	Total
U.S.	$0.5	$0.5	$0.1	$0.6
International	0.6	0.6	—	0.6
Corporate	0.9	0.9	—	0.9
Total	$2.0	$2.0	$0.1	$2.1

Three Months Ended	Employee	Other Restructuring	Total Restructuring	Other
March 31, 2018	Terminations	Charges	Charges	Charges	Total
U.S.	$0.1	$0.5	$0.6	$0.1	$0.7
International	(0.1)	—	(0.1)	—	(0.1)
Corporate	0.1	—	0.1	—	0.1
Total	$0.1	$0.5	$0.6	$0.1	$0.7

For the three months ended March 31, 2019, the Company recorded net restructuring charges of $2.0 million for employee termination costs for 72 employees, substantially all of whom were terminated as of March 31, 2019. These charges primarily related to the reorganization of certain operations. For the three months ended March 31, 2019, the Company also incurred $0.1 million for other charges associated with Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

For the three months ended March 31, 2018, the Company recorded net restructuring charges of $0.5 million for lease termination and other restructuring costs, $0.1 million for employee termination costs and $0.1 million for other charges associated with Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Restructuring Reserve

The restructuring reserve as of December 31, 2018 and March 31, 2019, and changes during the three months ended March 31, 2019, were as follows:

	December 31,	Restructuring		Adoption of	Cash	March 31,
	2018	Charges	Reversals	ASU 2016-02	Paid	2019
Employee terminations	$0.4	$2.1	$(0.1)	$—	$(1.0)	$1.4
Lease terminations	1.1	—	—	(1.1)	—	—
Other	0.2	—	—	—	—	0.2
Total	$1.7	$2.1	$(0.1)	$(1.1)	$(1.0)	$1.6

The current portion of restructuring reserves of $1.5 million at March 31, 2019 was included in accrued liabilities, while the long-term portion of $0.1 million was included in other noncurrent liabilities at March 31, 2019.

The Company anticipates that payments associated with the employee terminations reflected in the table above will be substantially completed by September 30, 2019.

The restructuring liabilities classified as “lease terminations” consisted of lease terminations, other facility closing costs and contract termination costs. Upon adoption of ASU 2016-02, the restructuring liabilities as of January 1, 2019 were recorded as a reduction to the related ROU assets recorded on January 1, 2019. Refer to Note 7, Leases, for further information.

Note 9. Retirement Plans

The components of the estimated net pension plan income for DFIN’s pension plans for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31,
	2019	2018
Pension expense (income)
Interest cost	$2.8	$2.6
Expected return on assets	(3.7)	(4.0)
Amortization, net	0.4	0.6
Net pension income	$(0.5)	$(0.8)

Note 10. Share-Based Compensation

The Company’s share-based compensation plan under which it may grant future awards, the 2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (“2016 PIP”), was approved by the Board of Directors to provide incentives to key employees of the Company. Awards under the 2016 PIP may include, cash or stock bonuses, stock options, stock appreciation rights, restricted stock or restricted stock units (“RSUs”). In addition, non-employee members of the Board of Directors may receive awards under the 2016 PIP. There were 3.5 million shares of common stock reserved and authorized for issuance under the 2016 PIP. At March 31, 2019, there were no remaining shares of common stock authorized and available for grant under the 2016 PIP.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Share-based compensation expense

For all share-based awards granted to employees and directors, including stock options, RSUs, performance based restricted stock and performance share units (“PSUs”), the Company recognizes compensation expense based on estimated grant date fair values based on certain assumptions as of the grant date. The Company estimates the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. The Company recognizes compensation costs for RSUs expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. Compensation expense for performance based restricted stock awards granted in 2016, which vest on a graded basis, is recognized utilizing a graded vesting schedule. Compensation expense for performance based restricted stock awards granted in 2017, which cliff vest, is recognized on a straight-line basis over the performance period of the award. The Company recognizes compensation costs for PSUs, which cliff vest, on a straight-line basis over the performance period of the award. Compensation expense for stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

The stock options, RSUs, performance based restricted stock and PSUs granted during 2017, 2018, and 2019 are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company. In addition, upon a change in control of the Company, performance based restricted stock and PSUs will be measured at 100% attainment of the target performance metrics and will remain subject to time based vesting until the end of the vesting period; provided that the award will vest in full if, within three months prior to or two years after the date of the change in control of the Company, the grantee’s employment is terminated without cause by the Company or for good reason by the grantee.

Total compensation expense related to all share-based compensation plans was $1.5 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively. The income tax benefit related to share-based compensation expense was $0.4 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, $22.2 million of total unrecognized compensation expense related to share-based compensation plans is expected to be recognized over a weighted-average period of 2.5 years.

Stock Options

The Company granted 195,500 options, with a weighted-average grant date fair market value of $4.67, during the three months ended March 31, 2019. The fair market value of each stock option award was estimated using the Black-Scholes-Merton option pricing model and the Company used the following methods to determine its underlying assumptions:

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

The weighted-average assumptions used to determine the weighted-average fair market value of the stock options granted during the three months ended March 31, 2019 and 2018 were as follows:

	2019	2018
Expected volatility	27.47%	27.75%
Risk-free interest rate	2.58%	2.71%
Expected life (years)	6.25	6.25
Expected dividend yield	0.00%	0.00%

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Stock option awards outstanding as of December 31, 2018 and March 31, 2019, and changes during the three months ended March 31, 2019, were as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares Under	Average	Contractual	Intrinsic
	Option	Exercise	Term	Value
	(thousands)	Price	(years)	(millions)
Outstanding at December 31, 2018	635	$21.44	7.2	$—
Granted	196	14.15	9.9
Outstanding at March 31, 2019	831	19.85	7.7	—
Vested and expected to vest at March 31, 2019	790	19.94	7.6	—
Exercisable at March 31, 2019	—	N/A	N/A	N/A

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2019 and December 31, 2018, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on March 31, 2019 and December 31, 2018. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. There were no stock option exercises during the three months ended March 31, 2019. Total intrinsic value of options exercised was $1.0 million for the three months ended March 31, 2018 and there were no excess tax benefits on stock option exercises for the three months ended March 31, 2018.

Compensation expense related to stock options was $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, $2.8 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 3.1 years.

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2018 and March 31, 2019, and changes during the three months ended March 31, 2019, were as follows:

		Weighted
	Shares	Average Grant
	(Thousands)	Date Fair Value
Nonvested at December 31, 2018	700	$19.60
Granted	514	14.15
Vested	(251)
Forfeited	(14)
Nonvested at March 31, 2019	949	$16.18

Compensation expense related to RSUs was $1.3 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $12.7 million of unrecognized share-based compensation expense related to 0.9 million restricted stock unit awards, with a weighted-average grant date fair value of $16.18, that are expected to vest over a weighted-average period of 2.4 years. The fair value of these awards was determined based on the Company’s stock price on the grant date, as the Company currently does not anticipate paying any cash dividends in the foreseeable future.

Restricted Stock

There were no restricted stock awards granted during the three months ended March 31, 2019 and 2018. Compensation expense for the restricted stock awards is currently being recognized based on 95% attainment of the targeted performance metrics for the restricted stock awards granted in 2017 and is being recognized based on 100% actual achievement of the performance metrics for the restricted stock awards granted in 2016. The total potential payout for awards granted during 2017 ranges from zero to 129,400 shares, should certain performance targets be achieved. The maximum payout of 156,169 shares was achieved as of December 31, 2017 for the restricted stock awards granted during 2016, of which 50% vested during the fourth quarter of 2018. Compensation expense for restricted stock awards was $0.3 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $0.8 million of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted average period of 0.7 years.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Performance Share Units

Nonvested performance share units as of December 31, 2018 and March 31, 2019, and changes during the three months ended March 31, 2019, were as follows:

		Weighted
	Shares	Average Grant
	(Thousands)	Date Fair Value
Nonvested at December 31, 2018	251	$18.23
Granted	329	14.15
Nonvested at March 31, 2019	580	$15.91

During the three months March 31, 2019, 329,400 PSUs were granted to certain executive officers and senior management, payable upon the achievement of certain established performance targets. The performance period for the shares awarded is January 1, 2019 through December 31, 2021. Distributions under the 2019 awards are payable at the end of the performance period in either common stock or cash at the discretion of the Compensation Committee of the Board of Directors; provided that distribution greater than 75% in common stock is contingent upon the stockholders of the Company approving an increase in the number of shares authorized and available to issue under the 2016 PIP during the 2019 Annual Stockholders’ Meeting to be held in May 2019. The Company accounts for the March 2019 PSU grants as equity awards and will continue to assess the classification as an equity award throughout the life of the award. The total potential payout for awards granted during the three months ended March 31, 2019 ranges from zero to 497,800 shares, should certain performance targets be achieved. The fair value of these awards was determined based on the Company’s stock price on the grant date.

Compensation expense for the PSUs granted in 2019, 2018, and 2017 is currently being recognized based on 100%, 48% and 95% attainment of the targeted performance metrics or 329,400, 105,696 and 28,880 shares, net of forfeitures, for each respective period. During the three months ended March 31, 2019, the Company recognized a $0.3 million reversal of compensation expense related to PSUs due to a change in the estimated attainment of the 2018 and 2017 awards. Compensation expense related to PSUs was $0.2 million for the three months ended March 31, 2018. As of March 31, 2019, there was $5.9 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted average period of 2.7 years.

Note 11. Earnings per Share

Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock units, performance share units and restricted stock.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

The reconciliation of the numerator and denominator of the basic and diluted (loss) earnings per share calculation and the anti-dilutive share-based awards for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31,
	2019	2018
Net (loss) earnings per share:
Basic	$(0.04)	$0.23
Diluted	$(0.04)	$0.23
Numerator:
Net (loss) earnings	$(1.4)	$7.7
Denominator:
Weighted average number of common shares outstanding	34.0	33.7
Dilutive awards	—	0.2
Diluted weighted average number of common shares outstanding	34.0	33.9
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	0.1	0.1
Stock options	0.7	0.5
Total	0.8	0.6

Note 12. Comprehensive Income

The components of other comprehensive income and income tax expense allocated to each component for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31, 2019
	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount
Translation adjustments	$2.2	$—	$2.2
Adjustment for net periodic pension plan and other postretirement benefits plan cost	0.6	0.2	0.4
Other comprehensive income	$2.8	$0.2	$2.6

	Three Months Ended
	March 31, 2018
	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount
Translation adjustments	$0.7	$—	$0.7
Adjustment for net periodic pension plan and other postretirement benefits plan cost	0.6	0.1	0.5
Other comprehensive income	$1.3	$0.1	$1.2

Accumulated other comprehensive loss by component as of December 31, 2018 and March 31, 2019 were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2018	$(66.0)	$(16.7)	$(82.7)
Other comprehensive income before reclassifications	0.1	2.2	2.3
Amounts reclassified from accumulated other comprehensive loss	0.3	—	0.3
Net change in accumulated other comprehensive loss	0.4	2.2	2.6
Balance at March 31, 2019	$(65.6)	$(14.5)	$(80.1)

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Accumulated other comprehensive loss by component as of December 31, 2017 and March 31, 2018 were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2017	$(52.9)	$(11.7)	$(64.6)
Other comprehensive income before reclassifications	—	0.7	0.7
Amounts reclassified from accumulated other comprehensive loss	0.5	—	0.5
Net change in accumulated other comprehensive loss	0.5	0.7	1.2
Balance at March 31, 2018	$(52.4)	$(11.0)	$(63.4)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended		Classification in the Condensed
	March 31,		Consolidated
	2019	2018	Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$0.4	$0.6	(a)
Reclassifications before tax	0.4	0.6
Income tax expense	0.1	0.1
Reclassifications, net of tax	$0.3	$0.5

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

The International segment includes the Company’s operations in Asia, Europe, Canada and Latin America. The international business is primarily focused on working with international capital markets clients on capital markets offerings and regulatory compliance related activities into or within the United States. In addition, the international segment provided language translation services and shareholder communication services to investment market clients.*

*The Company sold its Language Solutions business on July 22, 2018. Refer to Note 3, Acquisitions and Dispositions, for further information.

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

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Three Months Ended March 31, 2019
U.S.	$204.9	$(2.1)	$202.8	$21.3	$801.6	$10.3	$15.0
International	27.3	(0.5)	26.8	(3.3)	92.5	1.6	—
Total operating segments	232.2	(2.6)	229.6	18.0	894.1	11.9	15.0
Corporate	—	—	—	(11.4)	108.3	0.2	0.1
Total operations	$232.2	$(2.6)	$229.6	$6.6	$1,002.4	$12.1	$15.1

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Three Months Ended March 31, 2018
U.S.	$214.6	$(1.5)	$213.1	$26.4	$714.8	$8.9	$6.1
International	42.7	(0.6)	42.1	2.5	95.9	1.4	0.1
Total operating segments	257.3	(2.1)	255.2	28.9	810.7	10.3	6.2
Corporate	—	—	—	(9.5)	104.5	0.1	0.2
Total operations	$257.3	$(2.1)	$255.2	$19.4	$915.2	$10.4	$6.4

Note 14. Debt

The Company’s debt as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
8.25% senior notes due October 15, 2024	$300.0	$300.0
Term Loan Credit Facility	71.4	71.3
Borrowings under the Revolving Facility	48.5	—
Unamortized debt issuance costs	(8.2)	(8.6)
Total debt	411.7	362.7
Less: current portion	—	—
Long-term debt	$411.7	$362.7

The fair value of the senior notes, which was determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, was determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s senior notes was $303.4 million and $298.1 million at March 31, 2019 and December 31, 2018, respectively.

The Company has a Credit Agreement (“the Credit Agreement”) which provides for a $350.0 million senior secured term loan B facility (the “Term Loan Credit Facility”) and a $300.0 million senior secured revolving credit facility (the “Revolving Facility”, and, together with the Term Loan Credit Facility, the “Credit Facilities”). The Credit Agreement contains a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $20.0 million in the aggregate.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

On December 18, 2018, the Company entered into a second amendment to the Credit Agreement which extended the maturity date of the Revolving Facility to December 18, 2023, reduced the interest rate margin percentages and facility fees applicable to the Revolving Facility, increased the allowable annual dividends from $15.0 million to $20.0 million in the aggregate and modified the financial maintenance and negative covenants in the Credit Agreement. As of March 31, 2019, there was $48.5 million of outstanding borrowings under the Revolving Facility.

The weighted average interest rate on borrowings under the Revolving Facility was 5.1% and 4.8% for the three months ended March 31, 2019 and 2018, respectively.

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

Note 16. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to the former accounting standard. The Company adopted the standard and all related amendments on January 1, 2019 using the optional transition method. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. Refer to Note 7, Leases, for further information.

Note 17. Guarantor Financial Information

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

The following tables set forth condensed consolidating statements of income for the three months ended March 31, 2019 and 2018, condensed consolidating statements of financial position as of March 31, 2019 and December 31, 2018, and condensed consolidating statements of cash flows for the three months ended March 31, 2019 and 2018. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions. For purposes of the tables below, the Company is referred to as “Parent” and the Guarantors are referred to as “Guarantor Subsidiaries.”

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2019

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$109.8	$19.6	$(1.5)	$127.9
Products net sales	—	95.1	7.7	(1.1)	101.7
Total net sales	—	204.9	27.3	(2.6)	229.6
Services cost of sales (exclusive of depreciation and amortization)	—	62.6	14.1	(1.3)	75.4
Products cost of sales (exclusive of depreciation and amortization)	—	73.1	6.7	(1.3)	78.5
Total cost of sales	—	135.7	20.8	(2.6)	153.9
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	47.2	7.7	—	54.9
Restructuring, impairment and other charges-net	—	1.5	0.6	—	2.1
Depreciation and amortization	—	10.5	1.6	—	12.1
Income (loss) from operations	—	10.0	(3.4)	—	6.6
Interest expense (income)-net	9.2	—	(0.3)	—	8.9
Intercompany interest (income) expense - net	(5.8)	5.8	—	—	—
Investment and other income-net	—	(0.6)	—	—	(0.6)
(Loss) earnings before income taxes and equity in net income of subsidiaries	(3.4)	4.8	(3.1)	—	(1.7)
Income tax (benefit) expense	(0.6)	0.9	(0.6)	—	(0.3)
(Loss) earnings before equity in net income of subsidiaries	(2.8)	3.9	(2.5)	—	(1.4)
Equity in net income of subsidiaries	1.4	(2.5)	—	1.1	—
Net (loss) earnings	$(1.4)	$1.4	$(2.5)	$1.1	$(1.4)
Comprehensive (loss) income	$1.2	$3.9	$(0.3)	$(3.6)	$1.2

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Services net sales	$—	$128.7	$32.1	$(1.3)	$159.5
Products net sales	—	85.9	10.6	(0.8)	95.7
Total net sales	—	214.6	42.7	(2.1)	255.2
Services cost of sales (exclusive of depreciation and amortization)	—	67.5	19.6	(1.2)	85.9
Products cost of sales (exclusive of depreciation and amortization)	—	65.1	8.5	(0.9)	72.7
Total cost of sales	—	132.6	28.1	(2.1)	158.6
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	55.3	10.8	—	66.1
Restructuring, impairment and other charges-net	—	0.8	(0.1)	—	0.7
Depreciation and amortization	—	9.0	1.4	—	10.4
Income from operations	—	16.9	2.5	—	19.4
Interest expense (income)-net	9.2	(0.2)	—	—	9.0
Intercompany interest (income) expense-net	(6.6)	6.6	—	—	—
Investment and other income-net	—	(0.8)	—	—	(0.8)
(Loss) earnings before income taxes and equity in net income of subsidiaries	(2.6)	11.3	2.5	—	11.2
Income tax (benefit) expense	(0.8)	3.5	0.8	—	3.5
(Loss) earnings before equity in net income of subsidiaries	(1.8)	7.8	1.7	—	7.7
Equity in net income of subsidiaries	9.5	1.7	—	(11.2)	—
Net earnings	$7.7	$9.5	$1.7	$(11.2)	$7.7
Comprehensive income	$8.9	$10.8	$2.4	$(13.2)	$8.9

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of March 31, 2019

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$0.2	$3.0	$7.3	$—	$10.5
Receivables, less allowances	—	203.2	32.4	—	235.6
Intercompany receivables	—	42.4	—	(42.4)	—
Intercompany short-term note receivable-net	—	—	30.4	(30.4)	—
Inventories	—	11.9	2.9	—	14.8
Prepaid expenses and other current assets	2.2	15.0	3.6	—	20.8
Total current assets	2.4	275.5	76.6	(72.8)	281.7
Property, plant and equipment-net	—	35.4	2.7	—	38.1
Right-of-use assets	—	73.2	22.3	—	95.5
Software-net	—	49.9	—	—	49.9
Goodwill	—	438.6	11.6	—	450.2
Other intangible assets-net	—	29.6	4.0	—	33.6
Deferred income taxes	—	11.1	2.9	(1.7)	12.3
Intercompany long-term note receivable	298.0	—	—	(298.0)	—
Other noncurrent assets	3.7	33.3	4.1	—	41.1
Investments in consolidated subsidiaries	413.8	70.6	—	(484.4)	—
Total assets	$717.9	$1,017.2	$124.2	$(856.9)	$1,002.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$86.0	$12.0	$—	$98.0
Intercompany payables	39.1	—	3.3	(42.4)	—
Intercompany short-term note payable-net	30.0	0.4	—	(30.4)	—
Accrued liabilities	6.9	87.7	19.1	—	113.7
Total current liabilities	76.0	174.1	34.4	(72.8)	211.7
Long-term debt	411.7	—	—	—	411.7
Intercompany long-term note payable	—	298.0	—	(298.0)	—
Deferred compensation liabilities	—	19.8	—	—	19.8
Pension and other postretirement benefits plan liabilities	—	49.1	1.0	—	50.1
Noncurrent lease liabilities	—	56.5	17.4	—	73.9
Other noncurrent liabilities	2.7	5.9	0.8	(1.7)	7.7
Total liabilities	490.4	603.4	53.6	(372.5)	774.9
Total equity	227.5	413.8	70.6	(484.4)	227.5
Total liabilities and equity	$717.9	$1,017.2	$124.2	$(856.9)	$1,002.4

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of December 31, 2018

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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2019

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(41.8)	$15.1	$(6.6)	$(35.0)	$(68.3)
INVESTING ACTIVITIES
Capital expenditures	—	(15.1)	—	—	(15.1)
Acquisition of business, net of cash acquired	—	(2.2)	—	—	(2.2)
Intercompany note receivable, net	—	—	30.0	(30.0)	—
Other investing activities	—	0.2	—	—	0.2
Net cash (used in) provided by investing activities	—	(17.1)	30.0	(30.0)	(17.1)
FINANCING ACTIVITIES
Revolving facility borrowings	178.5	—	—	—	178.5
Payments on revolving facility borrowings	(130.0)	—	—	—	(130.0)
Intercompany note payable, net	(30.0)	—	—	30.0	—
Dividends paid to Parent	—	—	(35.0)	35.0	—
Treasury stock repurchases	(1.2)	—	—	—	(1.2)
Debt issuance costs	(0.2)	—	—	—	(0.2)
Net cash provided by financing activities	17.1	—	(35.0)	65.0	47.1
Effect of exchange rate on cash and cash equivalents	—	—	1.5	—	1.5
Net decrease in cash and cash equivalents	(24.7)	(2.0)	(10.1)	—	(36.8)
Cash and cash equivalents at beginning of year	24.9	5.0	17.4	—	47.3
Cash and cash equivalents at end of period	$0.2	$3.0	$7.3	$—	$10.5

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

Segments

The Company operates in two business segments:

•

United States. The U.S. segment is comprised of three reporting units: capital markets; investment markets; and language solutions, which was divested in 2018.* The Company services capital market and investment market clients in the U.S. by delivering products and technology-enabled services to help create, manage and deliver financial communications to investors and regulators. The Company provides capital market and investment market clients with communication tools, services and software to allow them to comply with their ongoing regulatory filings. In addition, the U.S. segment provides clients with communications services to create, manage and deliver registration statements, prospectuses, proxies and other communications to regulators and investors. The U.S. segment also includes commercial printing capabilities and language solutions.*

•

International. The International segment includes operations in Asia, Europe, Canada and Latin America. The international business is primarily focused on working with international capital markets clients on capital markets offerings and regulatory compliance related activities within the United States. In addition, the International segment provides services to international investment market clients to allow them to comply with applicable SEC regulations, as well as language solutions to international clients.*

*The Company sold its Language Solutions business on July 22, 2018. Refer to Note 3, Acquisitions and Dispositions, to the Unaudited Condensed Consolidated Financial Statements. Due to the sale of the Language Solutions business, the Company made changes to the reporting units within the U.S. segment. The former Language Solutions and other reporting unit has been renamed “Language Solutions.” Certain results previously included within the former Language Solutions and other reporting unit are now included within the Investment Markets reporting unit. Prior year amounts have been restated to conform to the Company’s current reporting unit structure.

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

Products and Services

The Company separately reports its net sales and related cost of sales for its products and services offerings. The Company’s services offerings consist of document composition, compliance related EDGAR filing services, transaction solutions, language solutions, and the Company’s SaaS solutions, including Venue Virtual Data Room (“Venue”), FundSuiteArc, ActiveDisclosure and EDGAR Online, among others. The Company’s product offerings primarily consist of conventional and digital printed products and related shipping costs.

Executive Overview

First Quarter Overview

Net sales decreased by $25.6 million, or 10.0%, for the first quarter of 2019 compared to the same period in the prior year, including a $1.1 million, or 0.4%, decrease due to changes in foreign exchange rates. Net sales decreased $18.8 million due to the impact of the sale of the Language Solutions business. In addition, net sales decreased due to lower capital markets transactions, primarily driven by the U.S. government shutdown in January 2019. The decrease in net sales was partially offset by higher volumes in mutual fund print and growth in SaaS solutions, primarily in ActiveDisclosure and FundSuiteArc.

On January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”) and all related amendments, which require lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. The Company recognized the cumulative effect of applying the standard as an opening transition adjustment. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. As a result of the adoption of ASU 2016-02, the Company recognized a lease liability of $101.6 million and a right-of-use asset of $100.8 million for operating leases at January 1, 2019. Refer to Note 7, Leases, to the Unaudited Condensed Consolidated Financial Statements for further information.

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

The impact of digital technologies has impacted many of the products and markets in which the Company competes, most acutely in the Company’s mutual fund, variable annuity and public company compliance business offerings. While the Company offers a high-touch, service oriented experience, technology changes have provided alternatives to the Company’s clients that allow them to manage more of the financial disclosure process themselves. The Company has invested in its own SaaS solutions, ActiveDisclosure, FundSuiteArc and Venue to serve clients and increase retention and has invested to expand capabilities and address new market sectors. The future impact of technology on the business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions and investments in its existing business to offer clients innovative services and solutions, including acquisitions of eBrevia and EDGAR Online and investments in AuditBoard, Mediant and Peloton that support the Company’s position as a technology service leader in this evolving industry.

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

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in conformity with GAAP requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s significant accounting policies and critical estimates are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 27, 2019.

Financial Review

In the financial review that follows, the Company discusses its unaudited condensed consolidated results of operations, cash flows and certain other information. This discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes.

Results of Operations for the Three Months Ended March 31, 2019 as Compared to the Three Months Ended March 31, 2018

The following table shows the results of operations for the three months ended March 31, 2019 and 2018:

	2019	2018	$ Change	% Change
	(in millions, except percentages)
Services net sales	$127.9	$159.5	$(31.6)	(19.8%)
Products net sales	101.7	95.7	6.0	6.3%
Net sales	229.6	255.2	(25.6)	(10.0%)
Services cost of sales (exclusive of depreciation and amortization)	75.4	85.9	(10.5)	(12.2%)
Products cost of sales (exclusive of depreciation and amortization)	78.5	72.7	5.8	8.0%
Cost of sales	153.9	158.6	(4.7)	(3.0%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	54.9	66.1	(11.2)	(16.9%)
Restructuring, impairment and other charges-net	2.1	0.7	1.4	200.0%
Depreciation and amortization	12.1	10.4	1.7	16.3%
Income from operations	$6.6	$19.4	$(12.8)	(66.0%)

Consolidated

Net sales of services for the three months ended March 31, 2019 decreased $31.6 million, or 19.8%, to $127.9 million, versus the three months ended March 31, 2018, including a $0.8 million, or 0.5%, decrease due to changes in foreign exchange rates. Net sales of services decreased $18.8 million due to the sale of the Language Solutions business. In addition, net sales of services decreased due to lower capital markets transactions volumes, primarily driven by the U.S. government shutdown in January 2019, and lower mutual fund print-related services, partially offset by growth in SaaS solutions, primarily in ActiveDisclosure and FundSuiteArc.

Net sales of products for the three months ended March 31, 2019 increased $6.0 million, or 6.3%, to $101.7 million versus the three months ended March 31, 2018, including a $0.3 million, or 0.3%, decrease due to changes in foreign exchange rates. Net sales of products increased due to higher volumes in mutual fund print, driven by a special proxy project, and higher volumes in capital markets compliance. The increase in net sales of products was partially offset by lower capital markets transactions and lower commercial print volumes.

Services cost of sales decreased $10.5 million, or 12.2%, for the three months ended March 31, 2019, versus the three months ended March 31, 2018, primarily due to the impact from the sale of the Language Solutions business. In addition, services cost of sales decreased due to lower volumes in capital markets transactions and mutual fund print-related services and cost control initiatives. As a percentage of net sales, services cost of sales increased 5.1% primarily due to unfavorable mix.

Products cost of sales increased $5.8 million, or 8.0%, for the three months ended March 31, 2019, versus the three months ended March 31, 2018. Products cost of sales increased due to higher mutual fund print and capital markets compliance volumes, partially offset by lower capital markets transaction and commercial print volumes. As a percentage of net sales, products cost of sales increased 1.2%, primarily due to unfavorable mix.

Selling, general and administrative expenses decreased $11.2 million, or 16.9%, to $54.9 million, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to lower spin-off related transaction expenses, and the impact from the sale of the Language Solutions business. As a percentage of net sales, selling, general, and administrative expenses decreased from 25.9% for the three months March 31, 2018 to 23.9% for the three months ended March 31, 2019, primarily due to lower spin-off related transaction expenses.

For the three months ended March 31, 2019, the Company recorded net restructuring, impairment and other charges of $2.1 million, as compared to net restructuring, impairment and other charges of $0.7 million for the three months ended March 31, 2018. In 2019, these charges included $2.0 million of employee termination costs for 72 employees, substantially all of whom were terminated as of March 31, 2019 and $0.1 million for other charges associated with Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate for the three months ended March 31, 2019. In 2018, these charges included $0.5 million of lease termination and other restructuring costs, $0.1 million of employee termination costs and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

Depreciation and amortization increased $1.7 million, or 16.3%, to $12.1 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Depreciation and amortization included $3.7 million and $3.4 million of amortization of other intangible assets related to customer relationships and a tradename for the three months ended March 31, 2019 and 2018, respectively.

Income from operations for the three months ended March 31, 2019 decreased $12.8 million, or 66.0%, to $6.6 million versus the three months ended March 31, 2018, primarily due to lower volumes in capital markets transactions and mutual fund print-related services, partially offset by an increase in capital markets compliance volumes and lower spin-off related transaction expenses.

	2019	2018	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$8.9	$9.0	$(0.1)	(1.1%)

Net interest expense decreased $0.1 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

	2019	2018	$ Change	% Change
	(in millions, except percentages)
(Loss) earnings before income taxes	$(1.7)	$11.2	$(12.9)	(115.2%)
Income tax (benefit) expense	(0.3)	3.5	(3.8)	(108.6%)
Effective income tax rate	17.6%	31.3%

The effective income tax rate was 17.6% for the three months ended March 31, 2019 compared to 31.3% for the three months ended March 31, 2018. The effective income tax rate for the three months ended March 31, 2019 reflects lower earnings as well as a decrease in the taxation of certain foreign earnings, referred to in the Tax Cuts and Jobs Act (H.R. 1) (“Tax Act”) as global intangible low-taxed income and foreign derived intangible income.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate.

U.S.

	Three Months Ended March 31,
	2019	2018
	(in millions, except percentages)
Net sales	$202.8	$213.1
Income from operations	21.3	26.4
Operating margin	10.5%	12.4%
Spin-off related transaction expenses	—	6.3
Restructuring, impairment and other charges-net	0.6	0.7

	Net Sales for the Three Months
	Ended March 31,
Reporting unit	2019	2018	$ Change	% Change
	(in millions, except percentages)
Capital Markets	$109.7	$117.5	$(7.8)	(6.6%)
Investment Markets*	93.1	89.5	3.6	4.0%
Language Solutions*	—	6.1	(6.1)	(100.0%)
Total U.S.	$202.8	$213.1	$(10.3)	(4.8%)

*Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. segment for the three months ended March 31, 2019 were $202.8 million, a decrease of $10.3 million, or 4.8%, compared to the three months ended March 31, 2018. Net sales decreased due to lower capital markets transaction volumes, the sale of the Language Solutions business and lower commercial print volumes, partially offset by higher mutual fund print volumes and growth in SaaS solutions, primarily in ActiveDisclosure. An analysis of net sales by reporting unit follows:

•

Capital Markets: Sales decreased due to lower capital markets transaction volumes, primarily driven by the U.S. government shutdown in January 2019, partially offset by higher volumes in capital markets compliance and ActiveDisclosure.

•	Investment Markets: Sales increased due to higher mutual fund print volumes, primarily related to a special proxy project, partially offset by lower commercial print volumes.
•	Language Solutions: Sales decreased due to the sale of the Language Solutions business in July 2018.

U.S. segment income from operations decreased $5.1 million, or 19.3%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to the impact of lower net sales volumes and unfavorable mix, partially offset by lower spin-off related transaction expenses.

Operating margins decreased from 12.4% for the three months ended March 31, 2018 to 10.5% for the three months ended March 31, 2019 due to unfavorable mix, partially offset by lower spin-off related transaction expenses, which favorably impacted margins by 3.0 percentage points.

International

	Three Months Ended March 31,
	2019	2018
	(in millions, except percentages)
Net sales	$26.8	$42.1
(Loss) income from operations	(3.3)	2.5
Operating margin	(12.3%)	5.9%
Restructuring, impairment and other charges-net	0.6	(0.1)

Net sales for the International segment for the three months ended March 31, 2019 were $26.8 million, a decrease of $15.3 million, or 36.3%, compared to the three months ended March 31, 2018 including a $1.1 million, or 2.6%, decrease due to changes in foreign exchange rates. Net sales decreased due to the sale of the Language Solutions business and lower capital markets transaction volumes, primarily driven by the U.S. government shutdown in January 2019. The decrease in net sales was partially offset by higher FundSuiteArc volumes.

International segment income from operations decreased $5.8 million compared to the three months ended March 31, 2018, primarily due to the impact of the sale of the Language Solutions business, lower capital markets transaction volumes, an increase in restructuring, impairment and other charges and an increase in information technology allocated expenses to the International segment, partially offset by higher FundSuiteArc volumes.

Operating margins decreased from 5.9% for the three months ended March 31, 2018 to negative 12.3% for the three months ended March 31, 2019 due to unfavorable mix, higher restructuring, impairment and other charges which negatively impacted margins by 2.5 percentage points and higher information technology allocated expenses to the International segment.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating expenses	$11.4	$9.5
Share-based compensation expense	1.5	1.8
Spin-off related transaction expenses	0.4	1.5
Disposition-related expenses	—	0.5
Acquisition-related expenses	—	0.2
Investor-related expenses	1.0	—
Restructuring, impairment and other charges-net	0.9	0.1

Corporate operating expenses for the three months ended March 31, 2019 increased $1.9 million versus the same period in 2018 primarily due to an increase in incentive compensation expense, investor-related expenses, restructuring, impairment and other charges and share-based compensation expense.

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

•	Investor-related expenses. Expenses incurred related to non-routine investor matters, which include third-party advisory and consulting fees and legal fees.

•

Spin-off related transaction expenses. The Company has incurred expenses related to the Separation from R.R. Donnelley & Sons Company (“RRD”) (the “Separation”) to operate as a standalone publicly traded company. These expenses include third-party consulting fees, information technology expenses, employee retention payments, legal fees and other costs related to the Separation, including system implementation expenses related to transitioning from transition service agreements with RRD and LSC Communications, Inc. (“LSC”). Management does not believe that these expenses are reflective of ongoing operating results.

•

Disposition-related expenses. Expenses incurred related to the disposition of the Language Solutions business. These expenses primarily include legal fees, third-party advisory and consulting fees and other costs related to the disposition.

A reconciliation of GAAP net (loss) earnings to Non-GAAP adjusted EBITDA for the three months ended March 31, 2019 and 2018 for these adjustments is presented in the following table:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net (loss) earnings	$(1.4)	$7.7
Restructuring, impairment and other charges—net	2.1	0.7
Share-based compensation expense	1.5	1.8
Investor-related expenses	1.0	—
Spin-off related transaction expenses	0.4	7.8
Disposition-related expenses	—	0.5
Acquisition-related expenses	—	0.2
Depreciation and amortization	12.1	10.4
Interest expense—net	8.9	9.0
Investment and other income—net	(0.6)	(0.8)
Income tax (benefit) expense	(0.3)	3.5
Non-GAAP adjusted EBITDA	$23.7	$40.8

Share-based compensation expense. Included pre-tax charges of $1.5 million and $1.8 million for the three months ended March 31, 2019 and 2018.

2019 Restructuring, impairment and other charges—net. The three months ended March 31, 2019 included $2.0 million for employee termination costs and $0.1 million for other charges.

2018 Restructuring, impairment and other charges—net. The three months ended March 31, 2018 included $0.5 million for lease termination and other restructuring costs, $0.1 million for employee termination costs and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

Investor-related expenses. Included pre-tax charges of $1.0 million related to non-routine investor matters. These expenses include third-party advisory and consulting fees and legal fees for the three months ended March 31, 2019.

Spin-off related transaction expenses. Included pre-tax charges of $0.4 million for the three months ended March 31, 2019 primarily related to third-party consulting fees. Included pre-tax charges of $7.8 million for the three months ended March 31, 2018 related to third-party consulting fees, information technology expenses, legal fees and other costs related to the Separation.

Disposition-related expenses. Included pre-tax charges of $0.5 million primarily related to the disposition of the Language Solutions business, including legal fees, third party advisory and consulting fees and other costs for the three months ended March 31, 2018.

Acquisition-related expenses. Included pre-tax charges of $0.2 million primarily related to legal expenses for the three months ended March 31, 2018 associated with completed or contemplated acquisitions.

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

The following describes the Company’s cash flows for the three months ended March 31, 2019 and 2018.

Cash Flows Provided By Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s services and products. Operating cash outflows are largely attributable to recurring expenditures for labor, rent, raw materials and other operating activities.

Net cash used in operating activities was $68.3 million for the three months ended March 31, 2019 compared to $53.6 million net used in operating activities for the three months ended March 31, 2018. The increase in net cash used in operating activities reflected timing differences in payments related to taxes.

Cash Flows Provided By Investing Activities

Net cash used in investing activities was $17.1 million for the three months ended March 31, 2019 compared to net cash used in investing activities of $6.4 million for the three months ended March 31, 2018. Capital expenditures were $15.1 million during the three months ended March 31, 2019, an increase of $8.7 million as compared to the three months ended March 31, 2018. The increase in capital expenditures was primarily driven by an investment in digital printers during the three months ended March 31, 2019. The Company expects that capital expenditures for 2019 will be approximately $40.0 million to $45.0 million, compared to $37.1 million in 2018.

Cash Flows Used for Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 was $47.1 million compared to $20.4 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, the Company received $178.5 million of proceeds from revolving facility borrowings, partially offset by $130.0 million of payments on revolving facility borrowings. During the three months ended March 31, 2018, the Company received $88.0 million of proceeds from revolving facility borrowings, offset by $68.0 million of payments on revolving facility borrowings.

Liquidity

Cash and cash equivalents of $10.5 million at March 31, 2019 included $3.2 million in the U.S. and $7.3 million at international locations. As a result of the transition tax incurred pursuant to the Tax Act, the Company now has the ability to repatriate any previously taxed foreign cash associated with the foreign earnings subject to the U.S. parent with minimal tax consequences. The Company intends to repatriate earnings up to its net earnings previously subject to U.S. tax during 2019. The Company maintains its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S. with the exception of the previously taxed foreign cash already subject to U.S. tax. The Company began to repatriate excess cash at its foreign subsidiaries to the U.S. during the three months ended March 31, 2019 and expects additional repatriations during 2019. The Company recorded deferred taxes attributable to the book-over-tax outside basis differences in its foreign subsidiaries for the excess cash repatriated as of March 31, 2019.

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

The Company’s debt maturity schedule as of March 31, 2019 is shown in the table below:

	Debt Maturity Schedule
	Total	2019	2020	2021	2022	2023	Thereafter
Notes (a)	$300.0	$—	$—	$—	$—	$—	$300.0
Borrowings under the Term Loan Credit Facility (b)	72.5	—	—	—	—	72.5	—
Borrowings under the Revolving Facility	48.5		—	—	—	48.5	—
Total	$421.0	$—	$—	$—	$—	$121.0	$300.0

(a)	Excludes unamortized debt issuance costs of $4.6 million which do not represent contractual commitments with a fixed amount or maturity date.
(b)	Excludes unamortized debt issuance costs of $3.6 million and a discount of $1.1 million which do not represent contractual commitments with a fixed amount or maturity date.

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

As of March 31, 2019, there was $48.5 million of outstanding borrowings under the Revolving Facility. Based on the Company’s results of operations for the twelve months ended March 31, 2019 and existing debt, the Company would have had the ability to utilize an incremental $112.6 million of the $300.0 million Revolving Facility and not have been in violation of the terms of the agreement. The current availability under the Revolving Facility and net available liquidity as of March 31, 2019 is shown in the table below:

March 31, 2019
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	138.9
$161.1
Usage
Borrowings under the Revolving Facility	48.5
Impact on availability related to outstanding letters of credit	—
$48.5

Current availability at March 31, 2019	$112.6
Cash	10.5
Net Available Liquidity	$123.1

The Company was in compliance with its debt covenants as of March 31, 2019, and expects to remain in compliance based on management’s estimates of operating and financial results for 2019 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of March 31, 2019, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of March 31, 2019, the Revolving Facility is supported by sixteen U.S. and international financial institutions.

As of March 31, 2019, the Company had $3.2 million in outstanding letters of credit and bank guarantees, of which none reduced the availability under the Revolving Facility.

Acquisitions and Dispositions

During the three months ended March 31, 2019 and the year ended December 31, 2018, the Company paid $2.2 million and $12.5 million, net of cash acquired, respectively, for the acquisition of eBrevia. $2.0 million of the purchase price, excluding contingent consideration, was payable as of March 31, 2019 and is expected to be paid during 2019. $1.9 million of the purchase price related to amounts held in escrow was payable as of March 31, 2019 and is expected to be paid during 2020.

Risk Management

The Company is exposed to interest rate risk on its variable debt. At March 31, 2019, the Company’s exposure to rate fluctuations on variable-interest borrowings was $121.0 million.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows. A hypothetical 10% change in yield would change the fair values of fixed-rate debt at March 31, 2019 by approximately $10.4 million, or 3.5%.

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

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 15, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s consolidated financial statements are described in Note 16, New Accounting Pronouncements, to the Unaudited Condensed Consolidated Financial Statements.

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

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could cause our actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

•	the volatility of the global economy and financial markets, and its impact on transactional volume;
•	failure to offer high quality customer support and services;
•	the retention of existing, and continued attraction of additional, clients and key employees;
•	the growth of new technologies with which we may be able to adequately compete;
•	our inability to maintain client referrals;
•	vulnerability to adverse events as a result of becoming a stand-alone company following the Separation from RRD, including the inability to obtain as favorable of terms from third-party vendors;
•	the competitive market for our products and industry fragmentation affecting our prices;
•	the ability to gain client acceptance of our new products and technologies;
•	delay in market acceptance of our products and services due to undetected errors or failures found in our products and services;
•	failure to maintain the confidentiality, integrity and availability of our systems, software and solutions;
•	failure to properly use and protect client and employee information and data;
•	the effect of a material breach of security or other performance issues of any of our or our vendors’ systems;
•	factors that affect client demand, including changes in economic conditions, national or international regulations and clients’ budgetary constraints;
•	our ability to access debt and the capital markets due to adverse credit market conditions;
•	the effect of increasing costs of providing healthcare and other benefits to our employees;
•	changes in the availability or costs of key materials (such as ink and paper) or in prices received for the sale of by-products;
•	failure to protect our proprietary technology;
•	failure to successfully integrate acquired businesses into our business;
•	availability to maintain our brands and reputation;
•	the retention of existing, and continued attraction of, key employees, including management;
•	the effects of operating in international markets, including fluctuations in currency exchange rates;
•	the effect of economic and political conditions on a regional, national or international basis;
•	lack of market for our common stock;
•	lack of history as an operating company and costs associated with being an independent company; and
•	failure to achieve certain intended benefits of the Separation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 2 of Part I under “Risk Management.” There have been no significant changes to the Company’s market risk since December 31, 2018. For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 27, 2019.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2019. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

(b)	Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 15, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 27, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	—	$—	—	$—
February 1, 2019 - February 28, 2019	—	—	—	—
March 1, 2019 - March 31, 2019	83,949	14.67	—	—
Total	83,949	$14.67	—

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

10.23	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated December 31, 2017, filed on February 28, 2018)*

10.24	Form of Performance Share Unit Award Agreement (for 2017) (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.25	Form of Performance Share Unit Award Agreement (for 2019) (filed herewith)*

10.26	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.27	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

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

Date: May 2, 2019