Form 10-Q
period 2019-06-30
Donnelley Financial Solutions, Inc.
filed 2019-08-01
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes  ☐    No  ☒

As of July 26, 2019, 34.3 million shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2019 and 2018

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Services net sales	$161.2	$187.9	$289.1	$347.4
Products net sales	97.7	102.7	199.4	198.4
Total net sales	258.9	290.6	488.5	545.8
Services cost of sales (exclusive of depreciation and amortization)	75.6	92.0	151.0	177.9
Products cost of sales (exclusive of depreciation and amortization)	73.4	73.6	151.9	146.3
Total cost of sales	149.0	165.6	302.9	324.2
Selling, general and administrative expenses (exclusive of depreciation and amortization)	57.9	75.1	112.8	141.2
Restructuring, impairment and other charges-net	3.8	2.6	5.9	3.3
Depreciation and amortization	12.0	11.1	24.1	21.5
Other operating loss	2.8	—	2.8	—
Income from operations	33.4	36.2	40.0	55.6
Interest expense-net	9.1	9.8	18.0	18.8
Investment and other income-net	(0.5)	(0.8)	(1.1)	(1.6)
Earnings before income taxes	24.8	27.2	23.1	38.4
Income tax expense	7.5	8.3	7.2	11.8
Net earnings	$17.3	$18.9	$15.9	$26.6

Net earnings per share (Note 10):
Basic net earnings per share	0.51	0.56	0.47	0.79
Diluted net earnings per share	0.51	0.56	0.47	0.78
Weighted average number of common shares outstanding
Basic	34.1	33.8	34.0	33.7
Diluted	34.2	34.0	34.1	33.9

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2019 and 2018

(in millions)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net earnings	$17.3	$18.9	$15.9	$26.6

Other comprehensive income, net of tax:
Translation adjustments	0.5	(3.4)	2.7	(2.7)
Adjustment for net periodic pension and other postretirement benefits plan cost	0.3	0.5	0.7	1.0
Other comprehensive income (loss), net of tax	0.8	(2.9)	3.4	(1.7)
Comprehensive income	$18.1	$16.0	$19.3	$24.9

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Balance Sheets

As of June 30, 2019 and December 31, 2018

(in millions, except per share data)

(UNAUDITED)

	June 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$9.5	$47.3
Receivables, less allowances for doubtful accounts of $10.7 in 2019 (2018 - $7.9)	260.7	172.9
Inventories	13.0	12.1
Prepaid expenses and other current assets	17.7	16.7
Total current assets	300.9	249.0
Property, plant and equipment-net	37.0	32.2
Right-of-use assets	84.4	—
Software-net	51.6	47.8
Goodwill	450.3	450.0
Other intangible assets-net	30.0	37.2
Deferred income taxes	14.3	9.7
Other noncurrent assets	40.6	42.8
Total assets	$1,009.1	$868.7
LIABILITIES
Accounts payable	$78.0	$72.4
Accrued liabilities	123.2	126.0
Total current liabilities	201.2	198.4
Long-term debt (Note 13)	419.1	362.7
Deferred compensation liabilities	19.9	19.5
Pension and other postretirement benefits plan liabilities	49.0	51.3
Noncurrent lease liabilities	62.8	—
Other noncurrent liabilities	8.0	10.8
Total liabilities	760.0	642.7
Commitments and Contingencies (Note 14)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued: 34.5 shares in 2019 (2018 - 34.2 shares)	0.3	0.3
Treasury stock, at cost: 0.2 shares in 2019 (2018 - 0.1 shares)	(3.7)	(2.4)
Additional paid-in-capital	221.6	216.5
Retained earnings	110.2	94.3
Accumulated other comprehensive loss	(79.3)	(82.7)
Total equity	249.1	226.0
Total liabilities and equity	$1,009.1	$868.7

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(in millions)

(UNAUDITED)

	Six Months Ended
	June 30,
	2019	2018
OPERATING ACTIVITIES
Net earnings	$15.9	$26.6
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	24.1	21.5
Provision for doubtful accounts receivable	3.2	3.5
Share-based compensation	5.1	5.1
Deferred income taxes	(4.8)	1.7
Net pension plan income	(1.0)	(1.6)
Other	18.3	1.7
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable – net	(90.7)	(102.1)
Inventories	(0.9)	(4.8)
Prepaid expenses and other current assets	(0.9)	0.8
Accounts payable	6.1	13.3
Income taxes payable and receivable	(5.2)	3.9
Accrued liabilities and other	(34.1)	(18.3)
Pension and other postretirement benefits plan contributions	(0.4)	(1.5)
Net cash used in operating activities	(65.3)	(50.2)
INVESTING ACTIVITIES
Capital expenditures	(26.2)	(15.6)
Acquisition of business, net of cash acquired	(2.6)	—
Other investing activities	0.1	—
Net cash used in investing activities	(28.7)	(15.6)
FINANCING ACTIVITIES
Revolving facility borrowings	337.0	206.5
Payments on revolving facility borrowings	(281.5)	(179.5)
Proceeds from the issuance of common stock	—	1.2
Treasury share repurchases	(1.3)	(0.8)
Debt issuance costs	(0.2)	—
Net cash provided by financing activities	54.0	27.4
Effect of exchange rate on cash and cash equivalents	2.2	(1.8)
Net decrease in cash and cash equivalents	(37.8)	(40.2)
Cash and cash equivalents at beginning of year	47.3	52.0
Cash and cash equivalents at end of period	$9.5	$11.8

Supplemental cash flow information
Income taxes paid	$17.6	$6.1
Interest paid	$16.5	$17.8

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Equity

For the Three Months Ended June 30, 2019 and 2018

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	34.4	$0.3	0.2	$(3.6)	$218.0	$92.9	$(80.1)	$227.5
Net earnings	—	—	—	—	—	17.3	—	17.3
Other comprehensive income	—	—	—	—	—	—	0.8	0.8
Share-based compensation	—	—	—	—	3.6	—	—	3.6
Issuance of share-based awards, net of withholdings and other	0.1	—	—	(0.1)	—	—	—	(0.1)
Balance at June 30, 2019	34.5	$0.3	0.2	$(3.7)	$221.6	$110.2	$(79.3)	$249.1

	Common Stock		Treasury Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2018	34.0	$0.3	0.1	$(1.7)	$208.9	$17.5	$(63.4)	$161.6
Net earnings	—	—	—	—	—	18.9	—	18.9
Other comprehensive income	—	—	—	—	—	—	(2.9)	(2.9)
Share-based compensation	—	—	—	—	3.3	—	—	3.3
Issuance of share-based awards, net of withholdings and other	0.1	—	—	—	(0.1)	—	—	(0.1)
Balance at June 30, 2018	34.1	$0.3	0.1	$(1.7)	$212.1	$36.4	$(66.3)	$180.8

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Equity

For the Six Months Ended June 30, 2019 and 2018

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	34.2	$0.3	0.1	$(2.4)	$216.5	$94.3	$(82.7)	$226.0
Net earnings	—	—	—	—	—	15.9	—	15.9
Other comprehensive income	—	—	—	—	—	—	3.4	3.4
Share-based compensation	—	—	—	—	5.1	—	—	5.1
Issuance of share-based awards, net of withholdings and other	0.3	—	0.1	(1.3)	—	—	—	(1.3)
Balance at June 30, 2019	34.5	$0.3	0.2	$(3.7)	$221.6	$110.2	$(79.3)	$249.1

	Common Stock		Treasury Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	33.8	$0.3	—	$(0.9)	$205.7	$8.9	$(64.6)	$149.4
Net earnings	—	—	—	—	—	26.6	—	26.6
Other comprehensive income	—	—	—	—	—	—	(1.7)	(1.7)
Adoption of ASU 2014-09	—	—	—	—	—	0.9	—	0.9
Share-based compensation	—	—	—	—	5.1	—	—	5.1
Issuance of share-based awards, net of withholdings and other	0.3	—	0.1	(0.8)	1.3	—	—	0.5
Balance at June 30, 2018	34.1	$0.3	0.1	$(1.7)	$212.1	$36.4	$(66.3)	$180.8

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

Disaggregation of revenue

The following tables disaggregate revenue by reporting unit and timing of revenue recognition for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	Point in time	Over time	Total
U.S.
Capital Markets	$102.6	$25.7	$128.3
Investment Markets	80.9	14.0	94.9
Total U.S.	183.5	39.7	223.2
International	28.6	7.1	35.7
Total net sales	$212.1	$46.8	$258.9

	Three Months Ended June 30, 2018
	Point in time	Over time	Total
U.S.
Capital Markets	$120.5	$24.1	$144.6
Investment Markets*	78.1	13.4	91.5
Language Solutions*	6.4	—	6.4
Total U.S.	205.0	37.5	242.5
International	43.3	4.8	48.1
Total net sales	$248.3	$42.3	$290.6

	Six Months Ended June 30, 2019
	Point in time	Over time	Total
U.S.
Capital Markets	$187.6	$50.4	$238.0
Investment Markets	161.4	26.6	188.0
Total U.S.	349.0	77.0	426.0
International	49.7	12.8	62.5
Total net sales	$398.7	$89.8	$488.5

	Six Months Ended June 30, 2018
	Point in time	Over time	Total
U.S.
Capital Markets	$214.0	$48.1	$262.1
Investment Markets*	154.1	26.9	181.0
Language Solutions*	12.5	—	12.5
Total U.S.	380.6	75.0	455.6
International	81.2	9.0	90.2
Total net sales	$461.8	$84.0	$545.8

* Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Contract Balances

Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. Contract assets were $8.2 million at June 30, 2019 and $8.7 million at December 31, 2018, respectively. Generally, the contract assets balance is impacted by the recognition of additional contract assets, offset by amounts invoiced to customers. For the six months ended June 30, 2019, final amounts invoiced to customers exceeded estimates of standalone selling price as of January 1, 2019 for the related arrangements by approximately $1.4 million. Contract assets are included in accounts receivable on the condensed consolidated balance sheet.

Contract liabilities consist of deferred revenue and progress billings which are included in accrued liabilities on the condensed consolidated balance sheet. Changes in contract liabilities for the six months ended June 30, 2019 and 2018, respectively, were as follows:

Balance at January 1, 2019	$12.0
Deferral of revenue	25.1
Revenue recognized	(25.2)
Balance at June 30, 2019	$11.9

Balance at January 1, 2018	$14.2
Deferral of revenue	22.8
Revenue recognized	(23.8)
Reclassified to liabilities held for sale	(1.7)
Balance at June 30, 2018	$11.5

Note 3. Acquisitions and Dispositions

Acquisition

On December 18, 2018, the Company acquired eBrevia, a leading provider of artificial intelligence-based data extraction and contract analytics software solutions. The eBrevia technology provides leading enterprise contract review and analysis solutions, leveraging machine learning to produce faster and more accurate results. eBrevia's software, which extracts and summarizes key legal provisions and other information, can be used in due diligence, contract management, lease abstraction and document drafting. The acquisition enhances the Company’s Venue Deal Solutions offerings to provide clients with secure data aggregation, due diligence, compliance and risk management solutions. The Company previously held a 12.8% investment in eBrevia prior to the acquisition. The purchase price for the remaining equity of eBrevia, which includes the Company’s estimate of contingent consideration, was $23.3 million, net of cash acquired of $0.2 million. $1.8 million of the purchase price, excluding contingent consideration and amounts held in escrow, remains payable as of June 30, 2019. The fair value of the Company’s previously held investment was $3.3 million, resulting in the recognition of a $1.8 million gain, which is reflected in investment and other income in the consolidated statements of operations for the year ended December 31, 2018. The fair value of the previously held investment was determined based on the purchase price paid for the remaining equity less an estimated control premium. The former owners of eBrevia, excluding the Company, may receive additional contingent consideration of up to $3.5 million in cash subject to eBrevia achieving certain financial targets during the twenty-four months post acquisition. As of the acquisition date and June 30, 2019, the Company estimated the fair value of contingent consideration to be $0.8 million using a probability weighting of the potential payouts. Subsequent changes in the estimated contingent consideration from the final purchase price allocation will be recognized in the Company’s consolidated statement of operations. The operations of eBrevia are included within the Capital Markets reporting unit in the U.S. segment.

During the three and six months ended June 30, 2019, there were no acquisition-related expenses. For the three and six months ended June 30, 2018, the Company recorded $0.3 million and $0.5 million, respectively, of acquisition-related expenses associated with acquisitions completed or contemplated within selling, general and administrative expenses in the condensed consolidated statement of operations.

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

Accounts receivable	$0.3
Other intangible assets	11.4
Software	0.8
Goodwill	12.9
Accounts payable and accrued liabilities	(0.4)
Deferred taxes-net	(1.7)
Total purchase price-net of cash acquired	23.3
Less: fair value of the Company's previously held investment in eBrevia	(3.3)
Less: fair value of contingent consideration	(0.8)
Less: payable for initial consideration	(1.8)
Less: amounts held in escrow and liabilities assumed	(2.2)
Net cash paid	$15.2

Disposition

On July 22, 2018, the Company sold its Language Solutions business, which helped companies adapt their business content into different languages for specific countries, markets and regions, for net proceeds of $77.5 million in cash, all of which was received as of December 31, 2018, resulting in a gain of $53.8 million, which was recognized in other operating income in the consolidated statement of operations for the year ended December 31, 2018. During the three and six months ended June 30, 2019, the Company recognized a $2.8 million loss in other operating loss in the consolidated statement of operations for the estimated payment of amounts related to the disposition of the Language Solutions business. Language Solutions' operating results were included within the Language Solutions reporting unit within the U.S. segment as well as the International segment.

Note 4. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials, at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Raw materials and manufacturing supplies	$4.1	$4.0
Work in process	8.9	8.1
Total	$13.0	$12.1

Note 5. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Land	$10.0	$10.0
Buildings	37.7	36.2
Machinery and equipment	112.9	106.3
	160.6	152.5
Less: Accumulated depreciation	(123.6)	(120.3)
Total	$37.0	$32.2

Depreciation expense was $1.8 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively, and $3.3 million and $3.8 million for the six months ended June 30, 2019 and 2018.

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2019 were as follows:

	U.S.	International	Total
Net book value as of December 31, 2018	$438.5	$11.5	$450.0
Purchase accounting adjustments	0.1	—	0.1
Foreign exchange and other adjustments	—	0.2	0.2
Net book value as of June 30, 2019	$438.6	$11.7	$450.3

The components of other intangible assets at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019			December 31, 2018
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$149.6	$(120.5)	$29.1	$149.3	$(113.1)	$36.2
Trade names	3.9	(3.0)	0.9	3.9	(2.9)	1.0
Total other intangible assets	$153.5	$(123.5)	$30.0	$153.2	$(116.0)	$37.2

Amortization expense for other intangible assets was $3.6 million and $3.5 million for the three months ended June 30, 2019 and 2018, respectively, and $7.3 million and $6.9 million for the six months ended June 30, 2019 and 2018, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of June 30, 2019:

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

The Company has non-cancelable sublease rental arrangements which did not reduce the future maturities of the operating lease liabilities at June 30, 2019 and did not reduce future rental commitments at December 31, 2018.

The components of lease expense for the three and six months ended June 30, 2019 were as follows:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Operating lease expense	$6.4	$13.2
Sublease income	(1.7)	(2.5)
Net lease expense	$4.7	$10.7

Other information related to operating leases as of and for the six months ended June 30, 2019 were as follows:

Lease Term and Discount Rate	June 30, 2019
Weighted average remaining lease term	4.8 years
Weighted average discount rate	4.6%

Six months ended
Lease Liabilities	June 30, 2019
Cash paid related to lease liabilities	$13.7
Non-cash disclosure:
Increase in lease liabilities due to new ROU assets	$2.3
Decrease in lease liabilities due to lease modifications and remeasurements	(7.6)

Maturities of lease liabilities for operating leases as of June 30, 2019 were as follows:

Amount
2019 (a)	$13.8
2020	23.7
2021	18.6
2022	14.2
2023	10.0
2024 and thereafter	16.4
Total lease payments	96.7
Less: Interest	(11.4)
Present value of lease liabilities	$85.3

(a)	Excluding payments for the six months ended June 30, 2019

As of June 30, 2019
Accrued liabilities	$22.5
Noncurrent lease liabilities	62.8
Total	$85.3

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

Rent expense for facilities in use and equipment was $6.2 million and $12.6 million for the three and six months ended June 30, 2018, respectively.

Note 8. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges recognized in Results of Operations

For the three months ended June 30, 2019 and 2018, the Company recorded the following net restructuring charges:

Three Months Ended	Employee	Total Restructuring
June 30, 2019	Terminations	Charges	Total
U.S.	$2.7	$2.7	$2.7
International	0.4	0.4	0.4
Corporate	0.7	0.7	0.7
Total	$3.8	$3.8	$3.8

Three Months Ended	Employee	Other Restructuring	Total Restructuring
June 30, 2018	Terminations	Charges	Charges	Total
U.S.	$0.4	$0.2	$0.6	$0.6
International	1.9	—	1.9	1.9
Corporate	0.1	—	0.1	0.1
Total	$2.4	$0.2	$2.6	$2.6

For the six months ended June 30, 2019 and 2018, the Company recorded the following net restructuring and other charges:

Six Months Ended	Employee	Total Restructuring	Other
June 30, 2019	Terminations	Charges	Charges	Total
U.S.	$3.2	$3.2	$0.1	$3.3
International	1.0	1.0	—	1.0
Corporate	1.6	1.6	—	1.6
Total	$5.8	$5.8	$0.1	$5.9

Six Months Ended	Employee	Other Restructuring	Total Restructuring	Other
June 30, 2018	Terminations	Charges	Charges	Charges	Total
U.S.	$0.5	$0.7	$1.2	$0.1	$1.3
International	1.8	—	1.8	—	1.8
Corporate	0.2	—	0.2	—	0.2
Total	$2.5	$0.7	$3.2	$0.1	$3.3

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

For the three and six months ended June 30, 2019, the Company recorded net restructuring charges of $3.8 million and $5.8 million, respectively, for employee termination costs for 164 employees, substantially all of whom were terminated as of June 30, 2019. These charges primarily related to the reorganization of certain operations. For the six months ended June 30, 2019, the Company also incurred $0.1 million for other charges associated with Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

For the three and six months ended June 30, 2018, the Company recorded net restructuring charges of $2.4 million and $2.5 million, respectively, for employee termination costs for 47 employees, all of whom were terminated as of June 30, 2019. These charges primarily related to the reorganization of certain operations. Additionally, the Company incurred net lease termination and other restructuring cost of $0.2 million and $0.7 million, respectively, for the three and six months ended June 30, 2018.

Restructuring Reserve

The restructuring reserve as of December 31, 2018 and June 30, 2019, and changes during the six months ended June 30, 2019, were as follows:

	December 31,	Restructuring		Adoption of	Cash	June 30,
	2018	Charges	Reversals	ASU 2016-02	Paid	2019
Employee terminations	$0.4	$5.9	$(0.1)	$—	$(3.3)	$2.9
Lease terminations	1.1	—	—	(1.1)	—	—
Other	0.2	—	—	—	—	0.2
Total	$1.7	$5.9	$(0.1)	$(1.1)	$(3.3)	$3.1

The current portion of restructuring reserves of $3.0 million at June 30, 2019 was included in accrued liabilities, while the long-term portion of $0.1 million was included in other noncurrent liabilities at June 30, 2019.

The Company anticipates that payments associated with the employee terminations reflected in the table above will be substantially completed by December 31, 2019.

The restructuring liabilities classified as “lease terminations” consisted of lease terminations, other facility closing costs and contract termination costs. Upon adoption of ASU 2016-02, the restructuring liabilities as of January 1, 2019 were recorded as a reduction to the related ROU assets recorded on January 1, 2019. Refer to Note 7, Leases, for further information.

Note 9. Retirement Plans

The components of the estimated net pension plan income for DFIN’s pension plans for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Pension expense (income)
Interest cost	$2.7	$2.5	$5.5	$5.1
Expected return on assets	(3.7)	(4.0)	(7.4)	(8.0)
Amortization, net	0.5	0.7	0.9	1.3
Net pension income	$(0.5)	$(0.8)	$(1.0)	$(1.6)

Note 10. Earnings per Share

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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

The Company’s share-based compensation plan under which it may grant future awards, the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan (as amended, the “2016 PIP”), was approved by the Board of Directors to provide incentives to key employees of the Company. Awards under the 2016 PIP may include, cash or stock bonuses, stock options, stock appreciation rights, restricted stock or restricted stock units (“RSUs”). In addition, non-employee members of the Board of Directors may receive awards under the 2016 PIP. On May 30, 2019, the Board of Directors authorized 3.4 million additional shares of common stock for issuance under the 2016 PIP. At June 30, 2019, there were 3.1 million remaining shares of common stock authorized and available for grant under the 2016 PIP.

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Net earnings per share:
Basic	$0.51	$0.56	$0.47	$0.79
Diluted	$0.51	$0.56	$0.47	$0.78
Numerator:
Net earnings	$17.3	$18.9	$15.9	$26.6
Denominator:
Weighted average number of common shares outstanding	34.1	33.8	34.0	33.7
Dilutive awards	0.1	0.2	0.1	0.2
Diluted weighted average number of common shares outstanding	34.2	34.0	34.1	33.9
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	0.3	0.2	0.4	0.4
Stock options	0.8	0.6	0.8	0.6
Total	1.1	0.8	1.2	1.0

Note 11. Comprehensive Income

The components of other comprehensive income and income tax expense allocated to each component for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$0.5	$—	$0.5	$2.7	$—	$2.7
Adjustment for net periodic pension plan and other postretirement benefits plan cost	0.4	0.1	0.3	1.0	0.3	0.7
Other comprehensive income	$0.9	$0.1	$0.8	$3.7	$0.3	$3.4

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$(3.4)	$—	$(3.4)	$(2.7)	$—	$(2.7)
Adjustment for net periodic pension plan and other postretirement benefits plan cost	0.7	0.2	0.5	1.3	0.3	1.0
Other comprehensive (loss) income	$(2.7)	$0.2	$(2.9)	$(1.4)	$0.3	$(1.7)

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Accumulated other comprehensive loss by component as of December 31, 2018 and June 30, 2019 were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2018	$(66.0)	$(16.7)	$(82.7)
Other comprehensive income before reclassifications	0.1	2.7	2.8
Amounts reclassified from accumulated other comprehensive loss	0.6	—	0.6
Net change in accumulated other comprehensive loss	0.7	2.7	3.4
Balance at June 30, 2019	$(65.3)	$(14.0)	$(79.3)

Accumulated other comprehensive loss by component as of December 31, 2017 and June 30, 2018 were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2017	$(52.9)	$(11.7)	$(64.6)
Other comprehensive income before reclassifications	—	(2.7)	(2.7)
Amounts reclassified from accumulated other comprehensive loss	1.0	—	1.0
Net change in accumulated other comprehensive loss	1.0	(2.7)	(1.7)
Balance at June 30, 2018	$(51.9)	$(14.4)	$(66.3)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended		Classification in the Condensed
	June 30,		June 30,		Consolidated
	2019	2018	2019	2018	Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$0.5	$0.7	$0.9	$1.3	(a)
Reclassifications before tax	0.5	0.7	0.9	1.3
Income tax expense	0.2	0.2	0.3	0.3
Reclassifications, net of tax	$0.3	$0.5	$0.6	$1.0

(a)

This accumulated other comprehensive loss component is included in the calculation of net periodic pension and other postretirement benefits plan income recognized in investment and other income in the unaudited condensed consolidated statements of operations (see Note 9, Retirement Plans).

Note 12. Segment Information

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

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended June 30, 2019
U.S.	$225.2	$(2.0)	$223.2	$40.4	$10.1	$10.7
International	36.2	(0.5)	35.7	1.6	1.8	0.1
Total operating segments	261.4	(2.5)	258.9	42.0	11.9	10.8
Corporate	—	—	—	(8.6)	0.1	0.3
Total operations	$261.4	$(2.5)	$258.9	$33.4	$12.0	$11.1

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended June 30, 2018
U.S.	$246.2	$(3.7)	$242.5	$46.9	$9.5	$8.3
International	48.5	(0.4)	48.1	1.6	1.4	0.8
Total operating segments	294.7	(4.1)	290.6	48.5	10.9	9.1
Corporate	—	—	—	(12.3)	0.2	0.1
Total operations	$294.7	$(4.1)	$290.6	$36.2	$11.1	$9.2

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Six Months Ended June 30, 2019
U.S.	$430.1	$(4.1)	$426.0	$61.7	$805.7	$20.4	$25.7
International	63.5	(1.0)	62.5	(1.7)	95.7	3.4	0.1
Total operating segments	493.6	(5.1)	488.5	60.0	901.4	23.8	25.8
Corporate	—	—	—	(20.0)	107.7	0.3	0.4
Total operations	$493.6	$(5.1)	$488.5	$40.0	$1,009.1	$24.1	$26.2

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Six Months Ended June 30, 2018
U.S.	$460.8	$(5.2)	$455.6	$73.3	$726.5	$18.4	$14.4
International	91.2	(1.0)	90.2	4.1	102.9	2.8	0.9
Total operating segments	552.0	(6.2)	545.8	77.4	829.4	21.2	15.3
Corporate	—	—	—	(21.8)	99.8	0.3	0.3
Total operations	$552.0	$(6.2)	$545.8	$55.6	$929.2	$21.5	$15.6

Note 13. Debt

The Company’s debt as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
8.25% senior notes due October 15, 2024	$300.0	$300.0
Term Loan Credit Facility	71.4	71.3
Borrowings under the Revolving Facility	55.5	—
Unamortized debt issuance costs	(7.8)	(8.6)
Total debt	419.1	362.7
Less: current portion	—	—
Long-term debt	$419.1	$362.7

The fair value of the senior notes, which was determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, was determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s senior notes was $311.1 million and $298.1 million at June 30, 2019 and December 31, 2018, respectively.

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

On December 18, 2018, the Company entered into a second amendment to the Credit Agreement which extended the maturity date of the Revolving Facility to December 18, 2023, reduced the interest rate margin percentages and facility fees applicable to the Revolving Facility, increased the allowable annual dividends from $15.0 million to $20.0 million in the aggregate and modified the financial maintenance and negative covenants in the Credit Agreement. As of June 30, 2019, there was $55.5 million of outstanding borrowings under the Revolving Facility.

The weighted average interest rate on borrowings under the Revolving Facility was 5.0% and 4.5% for the six months ended June 30, 2019 and 2018, respectively.

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

Note 14. Commitments and Contingencies

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

Note 15. New Accounting Pronouncements

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

Note 16. Guarantor Financial Information

As described in Note 13, Debt, on September 30, 2016, the Company issued the Notes. The Guarantors of the Notes, Donnelley Financial, LLC and DFS International Holding, Inc., entered into an agreement pursuant to which each agreed to guarantee the Company’s obligations under the Notes. All guarantees are full and unconditional and joint and several. The Guarantors are 100% directly owned subsidiaries of the Company.

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

The following tables set forth condensed consolidating statements of income for the three and six months ended June 30, 2019 and 2018, condensed consolidating statements of financial position as of June 30, 2019 and December 31, 2018, and condensed consolidating statements of cash flows for the six months ended June 30, 2019 and 2018. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions. For purposes of the tables below, the Company is referred to as “Parent” and the Guarantors are referred to as “Guarantor Subsidiaries.”

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2019

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Services net sales	$—	$136.5	$26.3	$(1.6)	$161.2
Products net sales	—	88.7	9.9	(0.9)	97.7
Total net sales	—	225.2	36.2	(2.5)	258.9
Services cost of sales (exclusive of depreciation and amortization)	—	58.9	18.1	(1.4)	75.6
Products cost of sales (exclusive of depreciation and amortization)	—	68.6	5.9	(1.1)	73.4
Total cost of sales	—	127.5	24.0	(2.5)	149.0
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	50.8	7.1	—	57.9
Restructuring, impairment and other charges-net	—	3.4	0.4	—	3.8
Depreciation and amortization	—	10.2	1.8	—	12.0
Other operating loss	—	1.2	1.6	—	2.8
Income from operations	—	32.1	1.3	—	33.4
Interest expense (income)-net	9.4	(0.1)	(0.2)	—	9.1
Intercompany interest (income) expense-net	(5.7)	5.7	—	—	—
Investment and other income-net	—	(0.5)	—	—	(0.5)
(Loss) earnings before income taxes and equity in net income of subsidiaries	(3.7)	27.0	1.5	—	24.8
Income tax (benefit) expense	(1.6)	9.0	0.1	—	7.5
(Loss) earnings before equity in net income of subsidiaries	(2.1)	18.0	1.4	—	17.3
Equity in net income of subsidiaries	19.4	1.4	—	(20.8)	—
Net earnings	$17.3	$19.4	$1.4	$(20.8)	$17.3
Comprehensive income	$18.1	$20.3	$1.9	$(22.2)	$18.1

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2019

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Services net sales	$—	$246.3	$45.9	$(3.1)	$289.1
Products net sales	—	183.8	17.6	(2.0)	199.4
Total net sales	—	430.1	63.5	(5.1)	488.5
Services cost of sales (exclusive of depreciation and amortization)	—	121.5	32.2	(2.7)	151.0
Products cost of sales (exclusive of depreciation and amortization)	—	141.7	12.6	(2.4)	151.9
Total cost of sales	—	263.2	44.8	(5.1)	302.9
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	98.0	14.8	—	112.8
Restructuring, impairment and other charges-net	—	4.9	1.0	—	5.9
Depreciation and amortization	—	20.7	3.4	—	24.1
Other operating loss	—	1.2	1.6	—	2.8
Income (loss) from operations	—	42.1	(2.1)	—	40.0
Interest expense (income)-net	18.6	(0.1)	(0.5)	—	18.0
Intercompany interest (income) expense-net	(11.5)	11.5	—	—	—
Investment and other income-net	—	(1.1)	—	—	(1.1)
(Loss) earnings before income taxes and equity in net income of subsidiaries	(7.1)	31.8	(1.6)	—	23.1
Income tax (benefit) expense	(2.2)	9.9	(0.5)	—	7.2
(Loss) earnings before equity in net income of subsidiaries	(4.9)	21.9	(1.1)	—	15.9
Equity in net income of subsidiaries	20.8	(1.1)	—	(19.7)	—
Net earnings (loss)	$15.9	$20.8	$(1.1)	$(19.7)	$15.9
Comprehensive income	$19.3	$24.2	$1.6	$(25.8)	$19.3

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Services net sales	$—	$153.4	$37.1	$(2.6)	$187.9
Products net sales	—	92.8	11.4	(1.5)	102.7
Total net sales	—	246.2	48.5	(4.1)	290.6
Services cost of sales (exclusive of depreciation and amortization)	—	69.0	25.1	(2.1)	92.0
Products cost of sales (exclusive of depreciation and amortization)	—	67.8	7.8	(2.0)	73.6
Total cost of sales	—	136.8	32.9	(4.1)	165.6
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	64.4	10.7	—	75.1
Restructuring, impairment and other charges-net	—	0.7	1.9	—	2.6
Depreciation and amortization	—	9.7	1.4	—	11.1
Income from operations	—	34.6	1.6	—	36.2
Interest expense (income)-net	10.1	(0.1)	(0.2)	—	9.8
Intercompany interest (income) expense-net	(6.7)	6.7	—	—	—
Investment and other income-net	—	(0.8)	—	—	(0.8)
Earnings (loss) before income taxes and equity in net income of subsidiaries	(3.4)	28.8	1.8	—	27.2
Income tax (benefit) expense	(1.0)	8.8	0.5	—	8.3
Earnings (loss) before equity in net income of subsidiaries	(2.4)	20.0	1.3	—	18.9
Equity in net income of subsidiaries	21.3	1.3	—	(22.6)	—
Net earnings	$18.9	$21.3	$1.3	$(22.6)	$18.9
Comprehensive income (loss)	$16.0	$18.3	$(2.2)	$(16.1)	$16.0

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Services net sales	$—	$282.1	$69.2	$(3.9)	$347.4
Products net sales	—	178.7	22.0	(2.3)	198.4
Total net sales	—	460.8	91.2	(6.2)	545.8
Services cost of sales (exclusive of depreciation and amortization)	—	136.5	44.7	(3.3)	177.9
Products cost of sales (exclusive of depreciation and amortization)	—	132.9	16.3	(2.9)	146.3
Total cost of sales	—	269.4	61.0	(6.2)	324.2
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	119.7	21.5	—	141.2
Restructuring, impairment and other charges-net	—	1.5	1.8	—	3.3
Depreciation and amortization	—	18.7	2.8	—	21.5
Income from operations	—	51.5	4.1	—	55.6
Interest expense (income)-net	19.3	(0.3)	(0.2)	—	18.8
Intercompany interest (income) expense-net	(13.3)	13.3	—	—	—
Investment and other income-net	—	(1.6)	—	—	(1.6)
(Loss) earnings before income taxes and equity in net income of subsidiaries	(6.0)	40.1	4.3	—	38.4
Income tax (benefit) expense	(1.8)	12.3	1.3	—	11.8
(Loss) earnings before equity in net income of subsidiaries	(4.2)	27.8	3.0	—	26.6
Equity in net income of subsidiaries	30.8	3.0	—	(33.8)	—
Net earnings	$26.6	$30.8	$3.0	$(33.8)	$26.6
Comprehensive income	$24.9	$29.1	$0.2	$(29.3)	$24.9

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of June 30, 2019

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$0.3	$3.7	$5.5	$—	$9.5
Receivables, less allowances	—	214.9	45.8	—	260.7
Intercompany receivables	—	44.6	—	(44.6)	—
Intercompany short-term note receivable-net	—	—	7.0	(7.0)	—
Inventories	—	10.9	2.1	—	13.0
Prepaid expenses and other current assets	1.6	12.8	3.3	—	17.7
Total current assets	1.9	286.9	63.7	(51.6)	300.9
Property, plant and equipment-net	—	34.6	2.4	—	37.0
Right-of-use assets	—	69.0	15.4	—	84.4
Software-net	—	51.6	—	—	51.6
Goodwill	—	438.6	11.7	—	450.3
Other intangible assets-net	—	26.5	3.5	—	30.0
Deferred income taxes	—	12.7	3.3	(1.7)	14.3
Intercompany long-term note receivable	298.0	—	—	(298.0)	—
Other noncurrent assets	3.4	33.1	4.1	—	40.6
Investments in consolidated subsidiaries	418.2	54.1	—	(472.3)	—
Total assets	$721.5	$1,007.1	$104.1	$(823.6)	$1,009.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$62.6	$15.4	$—	$78.0
Intercompany payables	40.3	0.1	4.2	(44.6)	—
Intercompany short-term note payable-net	7.0	—	—	(7.0)	—
Accrued liabilities	3.3	101.3	18.6	—	123.2
Total current liabilities	50.6	164.0	38.2	(51.6)	201.2
Long-term debt	419.1	—	—	—	419.1
Intercompany long-term note payable	—	298.0	—	(298.0)	—
Deferred compensation liabilities	—	19.9	—	—	19.9
Pension and other postretirement benefits plan liabilities	—	48.0	1.0	—	49.0
Noncurrent lease liabilities	—	52.8	10.0	—	62.8
Other noncurrent liabilities	2.7	6.2	0.8	(1.7)	8.0
Total liabilities	472.4	588.9	50.0	(351.3)	760.0
Total equity	249.1	418.2	54.1	(472.3)	249.1
Total liabilities and equity	$721.5	$1,007.1	$104.1	$(823.6)	$1,009.1

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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2019

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(25.1)	$27.3	$(14.4)	$(53.1)	$(65.3)
INVESTING ACTIVITIES
Capital expenditures	—	(26.1)	(0.1)	—	(26.2)
Acquisition of business, net of cash acquired	—	(2.6)	—	—	(2.6)
Intercompany note receivable, net	—	—	53.5	(53.5)	—
Other investing activities	—	0.1	—	—	0.1
Net cash (used in) provided by investing activities	—	(28.6)	53.4	(53.5)	(28.7)
FINANCING ACTIVITIES
Revolving facility borrowings	337.0	—	—	—	337.0
Payments on revolving facility borrowings	(281.5)	—	—	—	(281.5)
Intercompany note payable, net	(53.5)	—	—	53.5	—
Dividends paid to Parent	—	—	(53.1)	53.1	—
Treasury stock repurchases	(1.3)	—	—	—	(1.3)
Debt issuance costs	(0.2)	—			(0.2)
Net cash provided by (used in) financing activities	0.5	—	(53.1)	106.6	54.0
Effect of exchange rate on cash and cash equivalents	—	—	2.2	—	2.2
Net decrease in cash and cash equivalents	(24.6)	(1.3)	(11.9)	—	(37.8)
Cash and cash equivalents at beginning of year	24.9	5.0	17.4	—	47.3
Cash and cash equivalents at end of period	$0.3	$3.7	$5.5	$—	$9.5

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

For the Company’s financial results and the presentation of certain other financial information by segment, see Note 12, Segment Information, to the Unaudited Condensed Consolidated Financial Statements.

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

Executive Overview

Second Quarter Overview

Net sales decreased by $31.7 million, or 10.9%, for the second quarter of 2019 compared to the same period in the prior year, including a $1.1 million, or 0.4%, decrease due to changes in foreign exchange rates. Net sales decreased $19.8 million due to the impact of the sale of the Language Solutions business in July 2018. In addition, net sales decreased due to lower capital markets transactions and compliance volumes. The decrease in net sales was partially offset by higher volumes in mutual fund print and growth in SaaS solutions, primarily in ActiveDisclosure, as well as the acquisition of eBrevia and growth in FundSuiteArc.

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

Regulatory Impact

The SEC is adopting new rules and forms and amending rules and forms to modernize the reporting and disclosure of information by registered investment companies. These changes are driving significant regulatory changes which impact the Company’s customers within its Investment Markets business. On October 13, 2016, the SEC adopted a new N-PORT filing requirement, which requires certain registered investment companies to report information about their portfolio in XML, a structured data format, on a monthly basis, replacing what was previously a quarterly filing requirement. This rule also includes an annual N-CEN filing in XML, replacing a semi-annual filing requirement. Compliance dates depend on asset size and began as soon as June 1, 2018 for larger funds. The first N-PORT filing deadlines began in April 2019. The Company’s ArcFiling software solution supports both filings. The Company expects an increase in SaaS revenue due to the increase in the frequency of filings for registered investment companies.

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

Raw Materials

The primary raw materials used in the Company’s printed products are paper and ink. The paper and ink are sourced from a small set of select suppliers to ensure consistent quality that meets the Company’s performance expectations and provides for continuity of supply. The Company believes that the risk of incurring material losses as a result of a shortage in raw materials is unlikely and that the losses, if any, would not have a materially negative impact on the Company’s business.

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

Results of Operations for the Three Months Ended June 30, 2019 as Compared to the Three Months Ended June 30, 2018

The following table shows the results of operations for the three months ended June 30, 2019 and 2018:

	2019	2018	$ Change	% Change
	(in millions, except percentages)
Services net sales	$161.2	$187.9	$(26.7)	(14.2%)
Products net sales	97.7	102.7	(5.0)	(4.9%)
Net sales	258.9	290.6	(31.7)	(10.9%)
Services cost of sales (exclusive of depreciation and amortization)	75.6	92.0	(16.4)	(17.8%)
Products cost of sales (exclusive of depreciation and amortization)	73.4	73.6	(0.2)	(0.3%)
Cost of sales	149.0	165.6	(16.6)	(10.0%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	57.9	75.1	(17.2)	(22.9%)
Restructuring, impairment and other charges-net	3.8	2.6	1.2	46.2%
Depreciation and amortization	12.0	11.1	0.9	8.1%
Other operating loss	2.8	—	2.8	100.0%
Income from operations	$33.4	$36.2	$(2.8)	(7.7%)

Consolidated

Net sales of services for the three months ended June 30, 2019 decreased $26.7 million, or 14.2%, to $161.2 million, versus the three months ended June 30, 2018, including a $0.7 million, or 0.4%, decrease due to changes in foreign exchange rates. Net sales of services decreased $19.8 million due to the July 2018 sale of the Language Solutions business. In addition, net sales of services decreased due to lower capital markets transactions and compliance volumes, partially offset by growth in SaaS solutions, primarily in ActiveDisclosure, as well as the acquisition of eBrevia and growth in FundSuiteArc.

Net sales of products for the three months ended June 30, 2019 decreased $5.0 million, or 4.9%, to $97.7 million versus the three months ended June 30, 2018, including a $0.4 million, or 0.4%, decrease due to changes in foreign exchange rates. Net sales of products decreased due to lower capital markets compliance and transactions volumes and lower commercial print volumes, partially offset by higher volumes in mutual fund print.

Services cost of sales decreased $16.4 million, or 17.8%, for the three months ended June 30, 2019, versus the three months ended June 30, 2018, primarily due to the impact from the sale of the Language Solutions business. In addition, services cost of sales decreased due to lower volumes in capital markets transactions and compliance and cost control initiatives. As a percentage of net sales, services cost of sales decreased 2.1% primarily due to favorable mix and cost control initiatives.

Products cost of sales decreased $0.2 million, or 0.3%, for the three months ended June 30, 2019, versus the three months ended June 30, 2018. Products cost of sales decreased due to lower capital markets compliance and transactions volumes and commercial print volumes, partially offset by higher mutual fund print volumes. As a percentage of net sales, products cost of sales increased 3.4%, primarily due to unfavorable mix.

Selling, general and administrative expenses decreased $17.2 million, or 22.9%, to $57.9 million, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to lower spin-off related transaction expenses, the impact from the sale of the Language Solutions business and cost control initiatives. As a percentage of net sales, selling, general, and administrative expenses decreased from 25.8% for the three months June 30, 2018 to 22.4% for the three months ended June 30, 2019, primarily due to lower spin-off related transaction expenses and cost control initiatives.

For the three months ended June 30, 2019, the Company recorded net restructuring, impairment and other charges of $3.8 million, as compared to net restructuring, impairment and other charges of $2.6 million for the three months ended June 30, 2018. In 2019, these charges included $3.8 million of employee termination costs for 96 employees. In 2018, these charges included $2.4 million of employee termination costs for 47 employees and $0.2 million of lease termination and other restructuring costs.

Depreciation and amortization increased $0.9 million, or 8.1%, to $12.0 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Depreciation and amortization included $3.6 million and $3.5 million of amortization of other intangible assets related to customer relationships and a tradename for the three months ended June 30, 2019 and 2018, respectively.

Other operating loss for the three months ended June 30, 2019 included $2.8 million recognized for the estimated payment of amounts related to the 2018 disposition of the Language Solutions business.

Income from operations for the three months ended June 30, 2019 decreased $2.8 million, or 7.7%, to $33.4 million versus the three months ended June 30, 2018, primarily due to lower capital markets transactions and compliance volumes, partially offset by higher mutual fund volumes, lower spin-off related transaction expenses and cost control initiatives.

	2019	2018	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$9.1	$9.8	$(0.7)	(7.1%)

Net interest expense decreased $0.7 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to a decrease in average outstanding debt.

	2019	2018	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$24.8	$27.2	$(2.4)	(8.8%)
Income tax expense	7.5	8.3	(0.8)	(9.6%)
Effective income tax rate	30.2%	30.5%

The effective income tax rate was 30.2% for the three months ended June 30, 2019 compared to 30.5% for the three months ended June 30, 2018.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate.

U.S.

	Three Months Ended June 30,
	2019	2018
	(in millions, except percentages)
Net sales	$223.2	$242.5
Income from operations	40.4	46.9
Operating margin	18.1%	19.3%
Restructuring, impairment and other charges-net	2.7	0.6
Loss on sale of Language Solutions business	1.2	—
Spin-off related transaction expenses	—	7.7

	Net Sales for the Three Months
	Ended June 30,
Reporting unit	2019	2018	$ Change	% Change
	(in millions, except percentages)
Capital Markets	$128.3	$144.6	$(16.3)	(11.3%)
Investment Markets*	94.9	91.5	3.4	3.7%
Language Solutions*	—	6.4	(6.4)	(100.0%)
Total U.S.	$223.2	$242.5	$(19.3)	(8.0%)

*Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. segment for the three months ended June 30, 2019 were $223.2 million, a decrease of $19.3 million, or 8.0%, compared to the three months ended June 30, 2018. Net sales decreased due to lower capital markets transaction volumes, the sale of the Language Solutions business, lower capital markets compliance volumes and lower commercial print volumes, partially offset by higher mutual fund print volumes and growth in SaaS solutions, primarily due to ActiveDisclosure and the acquisition of eBrevia. An analysis of net sales by reporting unit follows:

•

Capital Markets: Sales decreased due to lower capital markets transactions, primarily as a result of fewer mergers and acquisitions deals completed, which was only partially offset by an increase in IPO activity. Sales also decreased due to lower compliance volumes, partially offset by higher volumes in ActiveDisclosure and the acquisition of eBrevia.

•	Investment Markets: Sales increased due to higher mutual fund print and healthcare volumes, partially offset by lower commercial print volumes.
•	Language Solutions: There were no sales in the three months ended June 30, 2019 due to the sale of the Language Solutions business in July 2018.

U.S. segment income from operations decreased $6.5 million, or 13.9%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to the impact of lower net sales volumes, unfavorable mix and higher restructuring, impairment and other charges, partially offset by lower spin-off related transaction expenses and cost control initiatives.

Operating margins decreased from 19.3% for the three months ended June 30, 2018 to 18.1% for the three months ended June 30, 2019 due to unfavorable mix. Operating margins were also impacted by higher restructuring, impairment and other charges, which negatively impacted margins by 1.0 percentage points, and the estimated payment of amounts related to the 2018 sale of the Language Solutions business which negatively impacted margins by 0.5 percentage points, partially offset by lower spin-off related transaction expenses, which favorably impacted margins by 3.2 percentage points.

International

	Three Months Ended June 30,
	2019	2018
	(in millions, except percentages)
Net sales	$35.7	$48.1
Income from operations	1.6	1.6
Operating margin	4.5%	3.3%
Loss on sale of Language Solutions business	1.6	—
Restructuring, impairment and other charges-net	0.4	1.9

Net sales for the International segment for the three months ended June 30, 2019 were $35.7 million, a decrease of $12.4 million, or 25.8%, compared to the three months ended June 30, 2018 including a $1.1 million, or 2.3%, decrease due to changes in foreign exchange rates. Net sales decreased $13.4 million due to the sale of the Language Solutions business. Net sales also decreased due to lower mutual funds volumes, partially offset by higher capital markets transactions and FundSuiteArc volumes.

International segment income from operations for the three months ended June 30, 2019 remained flat as compared to the three months ended June 30, 2018. Income from operations for the three months ended June 30, 2019 was unfavorably impacted by lower mutual funds and capital markets compliance volumes, the impact of the estimated payment of amounts related to the 2018 sale of the Language Solutions business and an increase in information technology expenses allocated to the International segment, offset by lower restructuring, impairment and other charges, higher FundSuiteArc volumes and cost control initiatives.

Operating margins increased from 3.3% for the three months ended June 30, 2018 to 4.5% for the three months ended June 30, 2019 due to lower restructuring, impairment and other charges which favorably impacted margins by 2.8 percentage points, partially offset by the impact of the loss on the sale of the Language Solutions business which negatively impacted margins by 4.4 percentage points and higher information technology expenses allocated to the International segment.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended June 30,
	2019	2018
	(in millions)
Operating expenses	$8.6	$12.3
Share-based compensation expense	3.6	3.3
Restructuring, impairment and other charges-net	0.7	0.1
Investor-related expenses	0.5	—
Spin-off related transaction expenses	—	0.7
Disposition-related expenses	—	1.5
Acquisition-related expenses	—	0.3

Corporate operating expenses for the three months ended June 30, 2019 decreased $3.7 million versus the same period in 2018 primarily due to a decrease in disposition-related expenses and spin-off related transaction expenses, partially offset by higher restructuring, impairment and other charges and investor-related expenses.

Results of Operations for the Six Months Ended June 30, 2019 as Compared to the Six Months Ended June 30, 2018

The following table shows the results of operations for the six months ended June 30, 2019 and 2018:

	2019	2018	$ Change	% Change
	(in millions, except percentages)
Services net sales	$289.1	$347.4	$(58.3)	(16.8%)
Products net sales	199.4	198.4	1.0	0.5%
Net sales	488.5	545.8	(57.3)	(10.5%)
Services cost of sales (exclusive of depreciation and amortization)	151.0	177.9	(26.9)	(15.1%)
Products cost of sales (exclusive of depreciation and amortization)	151.9	146.3	5.6	3.8%
Cost of sales	302.9	324.2	(21.3)	(6.6%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	112.8	141.2	(28.4)	(20.1%)
Restructuring, impairment and other charges-net	5.9	3.3	2.6	78.8%
Depreciation and amortization	24.1	21.5	2.6	12.1%
Other operating loss	2.8	—	2.8	100.0%
Income from operations	$40.0	$55.6	$(15.6)	(28.1%)

Consolidated

Net sales of services for the six months ended June 30, 2019 decreased $58.3 million, or 16.8%, to $289.1 million, versus the six months ended June 30, 2018, including a $1.5 million, or 0.4%, decrease due to changes in foreign exchange rates. Net sales of services decreased $38.6 million due to the sale of the Language Solutions business. In addition, net sales of services decreased due to lower volumes in capital markets transactions, mutual fund print-related services and capital markets compliance, partially offset by growth in SaaS solutions, primarily in ActiveDisclosure, as well as the acquisition of eBrevia and growth in FundSuiteArc.

Net sales of products for the six months ended June 30, 2019 increased $1.0 million, or 0.5%, to $199.4 million versus the six months ended June 30, 2018, including a $0.7 million, or 0.4%, decrease due to changes in foreign exchange rates. Net sales of products increased due to higher volumes in mutual fund print, partially driven by a special proxy project. The increase in net sales was partially offset by lower capital markets transactions and commercial print volumes.

Services cost of sales for the six months ended June 30, 2019 decreased $26.9 million, or 15.1%, compared to the six months ended June 30, 2018, primarily due to the impact from the sale of the Language Solutions business. In addition, services cost of sales decreased due to lower capital markets transactions, mutual fund print-related services and capital markets compliance volumes and cost control initiatives. As a percentage of net sales, services cost of sales increased 1.0% primarily due to unfavorable mix.

Products cost of sales increased $5.6 million, or 3.8%, for the six months ended June 30, 2019, versus the six months ended June 30, 2018.  Products cost of sales increased due to higher mutual fund print volumes, partially offset by lower capital markets transactions and commercial print volumes. As a percentage of net sales, products cost of sales increased 2.5% primarily due to unfavorable mix.

Selling, general and administrative expenses decreased $28.4 million, or 20.1%, to $112.8 million, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to lower spin-off related transaction expenses, the impact from the sale of the Language Solutions business, lower selling expenses and cost control initiatives, partially offset by higher restructuring, impairment and other charges, higher incentive compensation expense and investor-related expenses. As a percentage of net sales, selling, general, and administrative expenses decreased from 25.9% for the six months ended June 30, 2018 to 23.1% for the six months ended June 30, 2019 primarily due to lower spin-off related transaction expenses and cost control initiatives.

For the six months ended June 30, 2019, the Company recorded net restructuring, impairment and other charges of $5.9 million, as compared to $3.3 million for the six months ended June 30, 2018.  In 2019, these charges included $5.8 million of employee termination costs for 164 employees. In 2018, these charges included $2.5 million of employee termination costs for 47 employees and $0.7 million of lease termination and other restructuring costs.

Depreciation and amortization increased $2.6 million, or 12.1%, to $24.1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  Depreciation and amortization included $7.3 million and $6.9 million of amortization of other intangible assets related to customer relationships and a tradename for the six months ended June 30, 2019 and 2018, respectively.

Other operating loss for the six months ended June 30, 2019 included $2.8 million recognized for the estimated payment of amounts related to the disposition of the Language Solutions business.

Income from operations for the six months ended June 30, 2019 decreased $15.6 million, or 28.1%, to $40.0 million versus the six months ended June 30, 2018, primarily due to lower capital markets transactions and compliance volumes, partially offset by an increase in mutual fund print volumes and lower spin-off related transaction expenses.

	2019	2018	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$18.0	$18.8	$(0.8)	(4.3%)

Net interest expense decreased $0.8 million for the six months ended June 30, 2019 versus the same period in 2018, due to a decrease in average outstanding debt.

	2019	2018	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$23.1	$38.4	$(15.3)	(39.8%)
Income tax expense	7.2	11.8	(4.6)	(39.0%)
Effective income tax rate	31.2%	30.7%

The effective income tax rate was 31.2% for the six months ended June 30, 2019 compared to 30.7% for the six months ended June 30, 2018. The effective income tax rate for the six months ended June 30, 2019 reflects an increase in state tax expense and a decrease for the foreign derived intangible income deduction.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate.

U.S.

	Six Months Ended June 30,
	2019	2018
	(in millions, except percentages)
Net sales	$426.0	$455.6
Income from operations	61.7	73.3
Operating margin	14.5%	16.1%
Restructuring, impairment and other charges-net	3.3	1.3
Loss on sale of Language Solutions business	1.2	—
Spin-off related transaction expenses	—	14.0

	Net Sales for the Six Months
	Ended June 30,
Reporting unit	2019	2018	$ Change	% Change
	(in millions, except percentages)
Capital Markets	$238.0	$262.1	$(24.1)	(9.2%)
Investment Markets*	188.0	181.0	7.0	3.9%
Language Solutions*	—	12.5	(12.5)	(100.0%)
Total U.S.	$426.0	$455.6	$(29.6)	(6.5%)

*Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. segment for the six months ended June 30, 2019 were $426.0 million, a decrease of $29.6 million, or 6.5%, compared to the six months ended June 30, 2018. Net sales decreased due to lower capital markets transaction volumes, the sale of the Language Solutions business and lower volumes in capital markets compliance and commercial print, partially offset by higher mutual fund print volumes and growth in SaaS solutions, primarily ActiveDisclosure and the acquisition of eBrevia. An analysis of net sales by reporting unit follows:

•	Capital Markets: Sales decreased due to lower capital markets transactions and compliance volumes, partially offset by higher volumes in ActiveDisclosure and the acquisition of eBrevia.
•	Investment Markets: Sales increased due to higher mutual fund print volumes, partially driven by a special proxy project. The increase in sales was partially offset by lower commercial print volumes.
•	Language Solutions: There were no sales in the six months ended June 30, 2019 due to the sale of the Language Solutions business in July 2018.

U.S. segment income from operations decreased $11.6 million, or 15.8%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to the impact of lower net sales volumes, unfavorable mix and higher restructuring, impairment and other charges, partially offset by lower spin-off related transaction expenses and cost control initiatives.

Operating margins decreased from 16.1% for the six months ended June 30, 2018 to 14.5% for the six months ended June 30, 2019 of which 0.5 percentage points was due to higher restructuring, impairment and other charges and 0.3 percentage points was due to the estimated payment of amounts related to the 2018 sale of the Language Solutions business. Operating margins were favorably impacted by lower spin-off related transaction expenses which impacted margins by 3.1 percentage points and cost control initiatives.

International

	Six Months Ended June 30,
	2019	2018
	(in millions, except percentages)
Net sales	$62.5	$90.2
(Loss) income from operations	(1.7)	4.1
Operating margin	(2.7%)	4.5%
Loss on sale of Language Solutions business	1.6	—
Restructuring, impairment and other charges-net	1.0	1.8

Net sales for the International segment for the six months ended June 30, 2019 were $62.5 million, a decrease of $27.7 million, or 30.7%, compared to the six months ended June 30, 2018 including a $2.2 million, or 2.4%, decrease due to changes in foreign exchange rates. Net sales decreased $26.1 million due to the sale of the Language Solutions business. Net sales also decreased due to lower capital markets transactions and mutual fund volumes, partially offset by higher FundSuiteArc volumes.

International segment income from operations decreased $5.8 million compared to the six months ended June 30, 2018, primarily due to lower capital markets transaction and mutual fund volumes, an increase in information technology expenses allocated to the International segment and the impact of the estimated payment of amounts related to the 2018 sale of the Language Solutions business, partially offset by higher FundSuiteArc volumes.

Operating margins decreased from 4.5% for the six months ended June 30, 2018 to negative 2.7% for the six months ended June 30, 2019 due to unfavorable mix, higher information technology expenses allocated to the International segment and the impact of the loss on the sale of the Language Solutions business which negatively impacted margins by 2.5 percentage points.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Six Months Ended June 30,
	2019	2018
	(in millions)
Operating expenses	$20.0	$21.8
Share-based compensation expense	5.1	5.1
Restructuring, impairment and other charges-net	1.6	0.2
Investor-related expenses	1.5	—
Spin-off related transaction expenses	0.4	2.2
Acquisition-related expenses	—	0.5
Disposition-related expenses	—	2.0

Corporate operating expenses for the six months ended June 30, 2019 decreased $1.8 million versus the same period in 2018 due to lower disposition-related expenses and spin-off related transaction expenses, partially offset by an increase in investor-related expenses, incentive compensation expense and restructuring, impairment and other charges.

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

A reconciliation of GAAP net earnings to Non-GAAP adjusted EBITDA for the three and six months ended June 30, 2019 and 2018 for these adjustments is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net earnings	$17.3	$18.9	$15.9	$26.6
Restructuring, impairment and other charges—net	3.8	2.6	5.9	3.3
Share-based compensation expense	3.6	3.3	5.1	5.1
Loss on sale of Language Solutions business	2.8	—	2.8	—
Investor-related expenses	0.5	—	1.5	—
Spin-off related transaction expenses	—	8.4	0.4	16.2
Disposition-related expenses	—	1.5	—	2.0
Acquisition-related expenses	—	0.3	—	0.5
Depreciation and amortization	12.0	11.1	24.1	21.5
Interest expense—net	9.1	9.8	18.0	18.8
Investment and other income—net	(0.5)	(0.8)	(1.1)	(1.6)
Income tax expense	7.5	8.3	7.2	11.8
Non-GAAP adjusted EBITDA	$56.1	$63.4	$79.8	$104.2

2019 Restructuring, impairment and other charges—net. The three months ended June 30, 2019 included $3.8 million for employee termination costs. The six months ended June 30, 2019 included $5.8 for employee termination costs and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

2018 Restructuring, impairment and other charges—net. The three months ended June 30, 2018 included $2.4 million for employee termination costs and $0.2 million of lease termination and other restructuring costs. The six months ended June 30, 2018 included $2.5 million for employee termination costs, $0.7 million of lease termination costs and other restructuring costs and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

Share-based compensation expense. Included pre-tax charges of $3.6 million and $3.3 million for the three months ended June 30, 2019 and 2018, respectively, and $5.1 million for both the six months ended June 30, 2019 and 2018.

Loss on sale of Language Solutions business. Included pre-tax charges of $2.8 million for the three and six months ended June 30, 2019 for the estimated payment of amounts related to the July 2018 disposition of the Language Solutions business.

Investor-related expenses. Included pre-tax charges of $0.5 million and $1.5 million related to non-routine investor matters for the three and six months ended June 30, 2019. These expenses include third-party advisory and consulting fees and legal fees.

Spin-off related transaction expenses. Included pre-tax charges of $0.4 million for the six months ended June 30, 2019, primarily related to third-party consulting fees. The three and six months ended June 30, 2018 included pre-tax charges of $8.4 million and $16.2 million, respectively, related to third-party consulting fees, information technology expenses, legal fees and other costs related to the Separation.

Disposition-related expenses. Included pre-tax charges of $1.5 million and $2.0 million related to the disposition of the Language Solutions business, primarily related to legal fees, third party advisory and consulting fees and other costs for the three and six months ended June 30, 2018, respectively.

Acquisition-related expenses. Included pre-tax charges of $0.3 million and $0.5 million primarily related to legal expenses for the three and six months ended June 30, 2018, respectively, associated with completed or contemplated acquisitions.

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

The following describes the Company’s cash flows for the six months ended June 30, 2019 and 2018.

Cash Flows Used in Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s services and products. Operating cash outflows are largely attributable to recurring expenditures for labor, rent, raw materials and other operating activities.

Net cash used in operating activities was $65.3 million for the six months ended June 30, 2019 compared to $50.2 million net used in operating activities for the six months ended June 30, 2018. The increase in net cash used in operating activities reflected timing differences in payments related to taxes and the timing of supplier payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $28.7 million for the six months ended June 30, 2019 compared to net cash used in investing activities of $15.6 million for the six months ended June 30, 2018. Capital expenditures were $26.2 million during the six months ended June 30, 2019, an increase of $10.6 million as compared to the six months ended June 30, 2018. The increase in capital expenditures was primarily driven by an investment in digital printers and additional investments in software development during the six months ended June 30, 2019. The Company expects that capital expenditures for 2019 will be approximately $40.0 million to $45.0 million, compared to $37.1 million in 2018.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $54.0 million compared to $27.4 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, the Company received $337.0 million of proceeds from revolving facility borrowings, partially offset by $281.5 million of payments on revolving facility borrowings. During the six months ended June 30, 2018, the Company received $206.5 million of proceeds from revolving facility borrowings, offset by $179.5 million of payments on revolving facility borrowings.

Liquidity

Cash and cash equivalents of $9.5 million at June 30, 2019 included $4.0 million in the U.S. and $5.5 million at international locations. As a result of the transition tax incurred pursuant to the Tax Act, the Company now has the ability to repatriate any previously taxed foreign cash associated with the foreign earnings subject to the U.S. parent with minimal tax consequences. The Company maintains its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S. with the exception of the previously taxed foreign cash already subject to U.S. tax. The Company repatriated excess cash at its foreign subsidiaries to the U.S. during the six months ended June 30, 2019 and will evaluate its ability to make additional cash repatriations during the fourth quarter of 2019. The Company recorded deferred taxes attributable to the book-over-tax outside basis differences in its foreign subsidiaries for the excess cash repatriated as of June 30, 2019.

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

The Company’s debt maturity schedule as of June 30, 2019 is shown in the table below:

	Debt Maturity Schedule
	Total	2019	2020	2021	2022	2023	Thereafter
Notes (a)	$300.0	$—	$—	$—	$—	$—	$300.0
Borrowings under the Term Loan Credit Facility (b)	72.5	—	—	—	—	72.5	—
Borrowings under the Revolving Facility	55.5		—	—	—	55.5	—
Total	$428.0	$—	$—	$—	$—	$128.0	$300.0

(a)	Excludes unamortized debt issuance costs of $4.4 million which do not represent contractual commitments with a fixed amount or maturity date.
(b)	Excludes unamortized debt issuance costs of $3.4 million and a discount of $1.1 million which do not represent contractual commitments with a fixed amount or maturity date.

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

As of June 30, 2019, there was $55.5 million of outstanding borrowings under the Revolving Facility. Based on the Company’s results of operations for the twelve months ended June 30, 2019 and existing debt, the Company would have had the ability to utilize an incremental $79.2 million of the $300.0 million Revolving Facility and not have been in violation of the terms of the agreement. The current availability under the Revolving Facility and net available liquidity as of June 30, 2019 is shown in the table below:

June 30, 2019
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	165.3
$134.7
Usage
Borrowings under the Revolving Facility	55.5
Impact on availability related to outstanding letters of credit	—
$55.5

Current availability at June 30, 2019	$79.2
Cash	9.5
Net Available Liquidity	$88.7

The Company was in compliance with its debt covenants as of June 30, 2019, and expects to remain in compliance based on management’s estimates of operating and financial results for 2019 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of June 30, 2019, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of June 30, 2019, the Revolving Facility is supported by sixteen U.S. and international financial institutions.

As of June 30, 2019, the Company had $2.9 million in outstanding letters of credit and bank guarantees, of which none reduced the availability under the Revolving Facility.

Acquisitions and Dispositions

During the six months ended June 30, 2019 and the year ended December 31, 2018, the Company paid $2.6 million and $12.5 million, net of cash acquired, respectively, for the acquisition of eBrevia. $1.8 million of the purchase price, excluding contingent consideration, was payable as of June 30, 2019 and is expected to be paid during 2019. $1.9 million of the purchase price related to amounts held in escrow was payable as of June 30, 2019 and is expected to be paid during 2020.

Risk Management

The Company is exposed to interest rate risk on its variable debt. At June 30, 2019, the Company’s exposure to rate fluctuations on variable-interest borrowings was $128.0 million.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows. A hypothetical 10% change in yield would change the fair values of fixed-rate debt at June 30, 2019 by approximately $9.6 million, or 3.2%.

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

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 14, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s consolidated financial statements are described in Note 15, New Accounting Pronouncements, to the Unaudited Condensed Consolidated Financial Statements.

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

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2019. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

(b)	Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 14, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 27, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	—	$—	—	$—
May 1, 2019 - May 31, 2019	1,528	12.33	—	$—
June 1, 2019 - June 30, 2019	3,722	14.30	—	$—
Total	5,250	$13.73	—

(a)	Shares withheld for tax liabilities upon vesting of equity awards

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.1

Indenture, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

10.1

Credit Agreement, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.2

Amendment No. 1 to Credit Agreement, dated as of October 2, 2017, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2017, filed on November 2, 2017)

10.3

Amendment No. 2 to Credit Agreement, dated as of December 18, 2018, by and among Donnelley Financial Solutions, Inc., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2018, filed on December 18, 2018)

10.4

2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.5

Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2017, filed on May 23, 2017)*

10.6

Amendment to the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan dated May 20, 2019 (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A (file No. 001-37728) filed April 22, 2019)*

10.7	Amendment to Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan dated June 27, 2019 (filed herewith)*

10.8

Donnelley Financial Solutions, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K dated December 31, 2017, filed on February 28, 2018)*

10.9

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to R.R Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.10

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

10.12	Donnelley Financial Solutions, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.13

Letter Agreement to Employment Agreement, dated as of April 20, 2018, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 10, 2018, filed on April 16, 2018)*

10.14

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

10.20

Waiver of Severance Benefits, dated as of June 1, 2017, by and between Jennifer B. Reiners and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.21	Donnelley Financial Solutions Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 2, 2018, filed on March 13, 2018)*

10.22	Form of Founders Award (Restricted Stock) Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.23	Form of Performance Restricted Stock Award Agreement (for 2017) (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.24

Form of Amendment to Performance Restricted Stock Award Agreement (for 2017) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.25	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated December 31, 2017, filed on February 28, 2018)*

10.26	Form of Performance Share Unit Award Agreement (for 2017) (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.27	Form of Performance Share Unit Award Agreement (for 2019) (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2018, filed on May 2, 2019)*

10.28	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.29	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

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

10.38

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

Date: August 1, 2019