Form 10-Q
period 2019-09-30
Donnelley Financial Solutions, Inc.
filed 2019-11-05
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes  ☐    No  ☒

As of November 1, 2019, 34.3 million shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2019 and 2018

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Services net sales	$130.4	$138.5	$419.5	$485.9
Products net sales	65.5	78.4	264.9	276.8
Total net sales	195.9	216.9	684.4	762.7
Services cost of sales (exclusive of depreciation and amortization)	66.9	75.5	217.9	253.4
Products cost of sales (exclusive of depreciation and amortization)	54.4	57.8	206.3	204.1
Total cost of sales	121.3	133.3	424.2	457.5
Selling, general and administrative expenses (exclusive of depreciation and amortization)	46.2	62.6	159.0	203.8
Restructuring, impairment and other charges-net	2.8	0.8	8.7	4.1
Depreciation and amortization	12.7	11.6	36.8	33.1
Other operating income	(19.2)	(53.5)	(16.4)	(53.5)
Income from operations	32.1	62.1	72.1	117.7
Interest expense-net	8.6	8.4	26.6	27.2
Investment and other income-net	(0.5)	(14.0)	(1.6)	(15.6)
Earnings before income taxes	24.0	67.7	47.1	106.1
Income tax expense	9.3	19.7	16.5	31.5
Net earnings	$14.7	$48.0	$30.6	$74.6

Net earnings per share (Note 10):
Basic net earnings per share	0.43	1.42	0.90	2.21
Diluted net earnings per share	0.43	1.40	0.89	2.19
Weighted average number of common shares outstanding
Basic	34.2	33.9	34.1	33.8
Diluted	34.3	34.2	34.2	34.0

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2019 and 2018

(in millions)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net earnings	$14.7	$48.0	$30.6	$74.6

Other comprehensive income, net of tax:
Translation adjustments	(0.4)	0.4	2.3	(2.3)
Adjustment for net periodic pension and other postretirement benefits plan cost	0.3	0.4	1.0	1.4
Other comprehensive (loss) income, net of tax	(0.1)	0.8	3.3	(0.9)
Comprehensive income	$14.6	$48.8	$33.9	$73.7

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Balance Sheets

As of September 30, 2019 and December 31, 2018

(in millions, except per share data)

(UNAUDITED)

	September 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$32.1	$47.3
Receivables, less allowances for doubtful accounts of $9.3 in 2019 (2018 - $7.9)	201.2	172.9
Inventories	13.7	12.1
Prepaid expenses and other current assets	21.0	16.7
Total current assets	268.0	249.0
Property, plant and equipment-net	25.0	32.2
Right-of-use assets	85.7	—
Software-net	53.6	47.8
Goodwill	450.2	450.0
Other intangible assets-net	26.3	37.2
Deferred income taxes	10.8	9.7
Other noncurrent assets	42.7	42.8
Total assets	$962.3	$868.7
LIABILITIES
Accounts payable	$50.6	$72.4
Accrued liabilities	142.9	126.0
Total current liabilities	193.5	198.4
Long-term debt (Note 13)	364.1	362.7
Deferred compensation liabilities	19.8	19.5
Pension and other postretirement benefits plan liabilities	47.7	51.3
Noncurrent lease liabilities	63.2	—
Other noncurrent liabilities	7.9	10.8
Total liabilities	696.2	642.7
Commitments and Contingencies (Note 14)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued: 34.5 shares in 2019 (2018 - 34.2 shares)	0.3	0.3
Treasury stock, at cost: 0.2 shares in 2019 (2018 - 0.1 shares)	(3.7)	(2.4)
Additional paid-in-capital	224.0	216.5
Retained earnings	124.9	94.3
Accumulated other comprehensive loss	(79.4)	(82.7)
Total equity	266.1	226.0
Total liabilities and equity	$962.3	$868.7

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(in millions)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2019	2018
OPERATING ACTIVITIES
Net earnings	$30.6	$74.6
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	36.8	33.1
Provision for doubtful accounts receivable	3.3	4.5
Share-based compensation	7.7	7.2
Deferred income taxes	(1.6)	6.4
Changes in uncertain tax positions	—	(0.2)
Net pension plan income	(1.5)	(2.4)
Gain on change in fair value of investment	—	(11.8)
Gain on sale of building	(19.2)	—
Loss (gain) on disposition	2.8	(53.5)
Other	23.0	0.6
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable - net	(31.9)	(70.8)
Inventories	(1.6)	(2.7)
Prepaid expenses and other current assets	0.9	2.5
Accounts payable	(22.3)	3.4
Income taxes payable and receivable	(3.2)	17.2
Accrued liabilities and other	(27.2)	4.0
Pension and other postretirement benefits plan contributions	(0.8)	(1.7)
Net cash (used in) provided by operating activities	(4.2)	10.4
INVESTING ACTIVITIES
Capital expenditures	(35.1)	(22.8)
Proceeds from sale of building	30.6	—
Acquisition of business, net of cash acquired	(2.6)	—
(Purchase) sale of investment	(2.3)	3.1
Proceeds from disposition	—	77.1
Net cash (used in) provided by investing activities	(9.4)	57.4
FINANCING ACTIVITIES
Revolving facility borrowings	413.0	255.0
Payments on revolving facility borrowings	(413.0)	(255.0)
Payments on long-term debt	—	(62.5)
Proceeds from the issuance of common stock	—	1.2
Treasury share repurchases	(1.3)	(0.8)
Debt issuance costs	(0.2)	—
Net cash used in financing activities	(1.5)	(62.1)
Effect of exchange rate on cash, cash equivalents and restricted cash	2.2	(1.5)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12.9)	4.2
Cash, cash equivalents and restricted cash at beginning of year	47.4	52.0
Cash, cash equivalents and restricted cash at end of period	$34.5	$56.2

Supplemental cash flow information
Income taxes paid (net of refunds)	$23.7	$7.6
Interest paid	$19.0	$19.9

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Equity

For the Three Months Ended September 30, 2019 and 2018

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	34.5	$0.3	0.2	$(3.7)	$221.6	$110.2	$(79.3)	$249.1
Net earnings	—	—	—	—	—	14.7	—	14.7
Other comprehensive loss	—	—	—	—	—	—	(0.1)	(0.1)
Share-based compensation	—	—	—	—	2.6	—	—	2.6
Issuance of share-based awards, net of withholdings and other	—	—	—	—	(0.2)	—	—	(0.2)
Balance at September 30, 2019	34.5	$0.3	0.2	$(3.7)	$224.0	$124.9	$(79.4)	$266.1

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	34.1	$0.3	0.1	$(1.7)	$212.1	$36.4	$(66.3)	$180.8
Net earnings	—	—	—	—	—	48.0	—	48.0
Other comprehensive income	—	—	—	—	—	—	0.8	0.8
Share-based compensation	—	—	—	—	2.1	—	—	2.1
Balance at September 30, 2018	34.1	$0.3	0.1	$(1.7)	$214.2	$84.4	$(65.5)	$231.7

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Equity

For the Nine Months Ended September 30, 2019 and 2018

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	34.2	$0.3	0.1	$(2.4)	$216.5	$94.3	$(82.7)	$226.0
Net earnings	—	—	—	—	—	30.6	—	30.6
Other comprehensive income	—	—	—	—	—	—	3.3	3.3
Share-based compensation	—	—	—	—	7.7	—	—	7.7
Issuance of share-based awards, net of withholdings and other	0.3	—	0.1	(1.3)	(0.2)	—	—	(1.5)
Balance at September 30, 2019	34.5	$0.3	0.2	$(3.7)	$224.0	$124.9	$(79.4)	$266.1

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	33.8	$0.3	—	$(0.9)	$205.7	$8.9	$(64.6)	$149.4
Net earnings	—	—	—	—	—	74.6	—	74.6
Other comprehensive loss	—	—	—	—	—	—	(0.9)	(0.9)
Adoption of ASU 2014-09	—	—	—	—	—	0.9	—	0.9
Share-based compensation	—	—	—	—	7.2	—	—	7.2
Issuance of share-based awards, net of withholdings and other	0.3	—	0.1	(0.8)	1.3	—	—	0.5
Balance at September 30, 2018	34.1	$0.3	0.1	$(1.7)	$214.2	$84.4	$(65.5)	$231.7

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash at September 30, 2019 and December 31, 2018 reported within the condensed consolidated balance sheets to the total cash, cash equivalents and restricted cash presented in the condensed consolidated statement of cash flows.

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$32.1	$47.3
Restricted cash - current (a)	2.4	0.1
Total cash, cash equivalents and restricted cash	$34.5	$47.4

(a)	Included within prepaid expenses and other current assets within the condensed consolidated balance sheets

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

Disaggregation of revenue

The following tables disaggregate revenue by reporting unit and timing of revenue recognition for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	Point in time	Over time	Total
U.S.
Capital Markets	$72.0	$25.1	$97.1
Investment Markets	65.5	11.1	76.6
Total U.S.	137.5	36.2	173.7
International	14.5	7.7	22.2
Total net sales	$152.0	$43.9	$195.9

	Three Months Ended September 30, 2018
	Point in time	Over time	Total
U.S.
Capital Markets	$78.1	$24.4	$102.5
Investment Markets	70.1	11.7	81.8
Language Solutions	1.2	—	1.2
Total U.S.	149.4	36.1	185.5
International	26.7	4.7	31.4
Total net sales	$176.1	$40.8	$216.9

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

	Nine Months Ended September 30, 2019
	Point in time	Over time	Total
U.S.
Capital Markets	$259.6	$75.5	$335.1
Investment Markets	226.9	37.7	264.6
Total U.S.	486.5	113.2	599.7
International	64.2	20.5	84.7
Total net sales	$550.7	$133.7	$684.4

	Nine Months Ended September 30, 2018
	Point in time	Over time	Total
U.S.
Capital Markets	$292.1	$72.5	$364.6
Investment Markets	224.2	38.6	262.8
Language Solutions	13.7	—	13.7
Total U.S.	530.0	111.1	641.1
International	107.9	13.7	121.6
Total net sales	$637.9	$124.8	$762.7

Contract Balances

Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. Contract assets were $5.0 million at September 30, 2019 and $8.7 million at December 31, 2018, respectively. Generally, the contract assets balance is impacted by the recognition of additional contract assets, offset by amounts invoiced to customers. For the nine months ended September 30, 2019, final amounts invoiced to customers exceeded estimates of standalone selling price as of January 1, 2019 for the related arrangements by approximately $1.5 million. Contract assets are included in accounts receivable on the condensed consolidated balance sheet.

Contract liabilities consist of deferred revenue and progress billings which are included in accrued liabilities on the condensed consolidated balance sheet. Changes in contract liabilities for the nine months ended September 30, 2019 and 2018, respectively, were as follows:

Balance at January 1, 2019	$12.0
Deferral of revenue	37.5
Revenue recognized	(37.3)
Balance at September 30, 2019	$12.2

Balance at January 1, 2018	$14.2
Deferral of revenue	35.4
Revenue recognized	(35.9)
Disposition	(1.6)
Balance at September 30, 2018	$12.1

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 3. Acquisitions and Dispositions

Acquisition

On December 18, 2018, the Company acquired eBrevia, a leading provider of artificial intelligence-based data extraction and contract analytics software solutions. The eBrevia technology provides leading enterprise contract review and analysis solutions, leveraging machine learning to produce faster and more accurate results. eBrevia's software, which extracts and summarizes key legal provisions and other information, can be used in due diligence, contract management, lease abstraction and document drafting. The acquisition enhances the Company’s Venue Deal Solutions offerings to provide clients with secure data aggregation, due diligence, compliance and risk management solutions. The Company previously held a 12.8% investment in eBrevia prior to the acquisition. The purchase price for the remaining equity of eBrevia, which includes the Company’s estimate of contingent consideration, was $23.3 million, net of cash acquired of $0.2 million. $1.8 million of the purchase price, excluding contingent consideration and amounts held in escrow, remains payable as of September 30, 2019. The fair value of the Company’s previously held investment was $3.3 million, resulting in the recognition of a $1.8 million gain, which is reflected in investment and other income in the consolidated statements of operations for the year ended December 31, 2018. The fair value of the previously held investment was determined based on the purchase price paid for the remaining equity less an estimated control premium. The former owners of eBrevia, excluding the Company, may receive additional contingent consideration of up to $3.5 million in cash subject to eBrevia achieving certain financial targets during the twenty-four months post acquisition. As of the acquisition date and September 30, 2019, the Company estimated the fair value of contingent consideration to be $0.8 million using a probability weighting of the potential payouts. Subsequent changes in the estimated contingent consideration from the final purchase price allocation will be recognized in the Company’s consolidated statement of operations. The operations of eBrevia are included within the Capital Markets reporting unit in the U.S. segment.

During the three and nine months ended September 30, 2019, the Company recorded $0.1 million of acquisition-related expenses associated with contemplated acquisitions within selling, general and administrative expenses in the condensed consolidated statement of operations. For the three months ended September 30, 2018, there were no acquisition-related expenses and for the nine months ended September 30, 2018, the Company recorded $0.5 million of acquisition-related expenses associated with completed or contemplated acquisitions.

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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Disposition

On July 22, 2018, the Company sold its Language Solutions business, which helped companies adapt their business content into different languages for specific countries, markets and regions, for net proceeds of $77.5 million in cash, all of which was received as of December 31, 2018, resulting in a gain of $53.8 million, which was recognized in other operating income in the consolidated statement of operations for the year ended December 31, 2018. During the nine months ended September 30, 2019, the Company recognized a $2.8 million loss in other operating income in the consolidated statement of operations related to the disposition of the Language Solutions business. Language Solutions' operating results were included within the Language Solutions reporting unit within the U.S. segment as well as the International segment.

Note 4. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials, at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Raw materials and manufacturing supplies	$3.7	$4.0
Work in process	10.0	8.1
Total	$13.7	$12.1

Note 5. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Land	$2.8	$10.0
Buildings	33.1	36.2
Machinery and equipment	112.1	106.3
	148.0	152.5
Less: Accumulated depreciation	(123.0)	(120.3)
Total	$25.0	$32.2

On September 27, 2019, the Company entered into a sale-leaseback agreement in which it sold a building and land at fair market value for proceeds of $30.6 million, and entered into an operating lease of the property through September 2029 with the option to terminate after three years. The $19.2 million net gain on the sale of the property is recorded in other operating income, within the U.S. segment, in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019.

Depreciation expense was $2.1 million and $1.6 million for the three months ended September 30, 2019 and 2018, respectively, and $5.4 million and $5.4 million for the nine months ended September 30, 2019 and 2018.

Note 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2019 were as follows:

	U.S.	International	Total
Net book value as of December 31, 2018	$438.5	$11.5	$450.0
Purchase accounting adjustments	0.1	—	0.1
Foreign exchange and other adjustments	—	0.1	0.1
Net book value as of September 30, 2019	$438.6	$11.6	$450.2

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

The components of other intangible assets at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount			Gross Carrying Amount
		Accumulated Amortization	Net Book Value		Accumulated Amortization	Net Book Value

Customer relationships	$149.1	$(123.7)	$25.4	$149.3	$(113.1)	$36.2
Trade names	3.9	(3.0)	0.9	3.9	(2.9)	1.0
Total other intangible assets	$153.0	$(126.7)	$26.3	$153.2	$(116.0)	$37.2

Amortization expense for other intangible assets was $3.6 million and $3.4 million for the three months ended September 30, 2019 and 2018, respectively, and $10.9 million and $10.3 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of September 30, 2019:

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

The Company has non-cancelable sublease rental arrangements which did not reduce the future maturities of the operating lease liabilities at September 30, 2019 and did not reduce future rental commitments at December 31, 2018.

The components of lease expense for the three and nine months ended September 30, 2019 were as follows:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Operating lease expense	$6.5	$19.7
Sublease income	(1.4)	(3.9)
Net lease expense	$5.1	$15.8

Other information related to operating leases as of and for the nine months ended September 30, 2019 were as follows:

Lease Term and Discount Rate	September 30, 2019
Weighted average remaining lease term	4.5 years
Weighted average discount rate	4.6%

Nine months ended
Lease Liabilities	September 30, 2019
Cash paid related to lease liabilities	$20.8
Non-cash disclosure:
Increase in ROU assets due to new lease liabilities	$9.6
Decrease in ROU assets due to lease modifications and remeasurements	(7.8)

Maturities of lease liabilities for operating leases as of September 30, 2019 were as follows:

Amount
2019 (a)	$7.0
2020	25.8
2021	20.6
2022	16.1
2023	10.2
2024 and thereafter	15.6
Total lease payments	95.3
Less: Interest	(9.2)
Present value of lease liabilities	$86.1

(a)	Excluding payments for the nine months ended September 30, 2019

As of September 30, 2019
Accrued liabilities	$22.9
Noncurrent lease liabilities	63.2
Total	$86.1

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

Rent expense for facilities in use and equipment was $6.1 million and $18.7 million for the three and nine months ended September 30, 2018, respectively.

Note 8. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges recognized in Results of Operations

For the three months ended September 30, 2019 and 2018, the Company recorded the following net restructuring charges:

Three Months Ended	Employee	Total Restructuring
September 30, 2019	Terminations	Charges	Impairment	Total
U.S.	$1.6	$1.6	$—	$1.6
International	—	—	—	—
Corporate	0.8	0.8	0.4	1.2
Total	$2.4	$2.4	$0.4	$2.8

Three Months Ended	Employee	Total Restructuring
September 30, 2018	Terminations	Charges	Total
U.S.	$0.6	$0.6	$0.6
International	0.1	0.1	0.1
Corporate	0.1	0.1	0.1
Total	$0.8	$0.8	$0.8

For the nine months ended September 30, 2019 and 2018, the Company recorded the following net restructuring and other charges:

Nine Months Ended	Employee	Total Restructuring	Other
September 30, 2019	Terminations	Charges	Charges	Impairment	Total
U.S.	$4.8	$4.8	$0.1	$—	$4.9
International	1.0	1.0	—	—	1.0
Corporate	2.4	2.4	—	0.4	2.8
Total	$8.2	$8.2	$0.1	$0.4	$8.7

Nine Months Ended	Employee	Other Restructuring	Total Restructuring	Other
September 30, 2018	Terminations	Charges	Charges	Charges	Total
U.S.	$1.1	$0.7	$1.8	$0.1	$1.9
International	1.9	—	1.9	—	1.9
Corporate	0.3	—	0.3	—	0.3
Total	$3.3	$0.7	$4.0	$0.1	$4.1

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

For the three and nine months ended September 30, 2019, the Company recorded net restructuring charges of $2.4 million and $8.2 million, respectively, for employee termination costs for 235 employees, substantially all of whom were terminated as of September 30, 2019. These charges primarily related to the reorganization of certain operations. For the three and nine months ended September 30, 2019, the Company recorded $0.4 million of net impairment charges related to software assets. For the nine months ended September 30, 2019, the Company also incurred $0.1 million for other charges associated with Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

For the three and nine months ended September 30, 2018, the Company recorded net restructuring charges of $0.8 million and $3.3 million, respectively, for employee termination costs for 76 employees, all of whom were terminated as of September 30, 2019. These charges primarily related to the reorganization of certain operations. Additionally, the Company incurred net lease termination and other restructuring cost of $0.7 million and $0.1 million for other charges associated with Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate during the nine months ended September 30, 2018.

Restructuring Reserve

The restructuring reserve as of December 31, 2018 and September 30, 2019, and changes during the nine months ended September 30, 2019, were as follows:

	December 31,	Restructuring		Adoption of	Cash	September 30,
	2018	Charges	Reversals	ASU 2016-02	Paid	2019
Employee terminations	$0.4	$8.3	$(0.1)	$—	$(5.3)	$3.3
Lease terminations	1.1	—	—	(1.1)	—	—
Other	0.2	—	—	—	(0.1)	0.1
Total	$1.7	$8.3	$(0.1)	$(1.1)	$(5.4)	$3.4

The current portion of restructuring reserves of $3.3 million at September 30, 2019 was included in accrued liabilities, while the long-term portion of $0.1 million was included in other noncurrent liabilities at September 30, 2019.

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

Note 9. Retirement Plans

The components of the estimated net pension plan income for DFIN’s pension plans for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Pension expense (income)
Interest cost	$2.8	$2.6	$8.3	$7.7
Expected return on assets	(3.7)	(4.0)	(11.1)	(12.0)
Amortization, net	0.4	0.6	1.3	1.9
Net pension income	$(0.5)	$(0.8)	$(1.5)	$(2.4)

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

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Net earnings per share:
Basic	$0.43	$1.42	$0.90	$2.21
Diluted	$0.43	$1.40	$0.89	$2.19
Numerator:
Net earnings	$14.7	$48.0	$30.6	$74.6
Denominator:
Weighted average number of common shares outstanding	34.2	33.9	34.1	33.8
Dilutive awards	0.1	0.3	0.1	0.2
Diluted weighted average number of common shares outstanding	34.3	34.2	34.2	34.0
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	0.3	—	0.7	0.3
Stock options	0.8	0.6	0.8	0.6
Total	1.1	0.6	1.5	0.9

Note 11. Comprehensive Income

The components of other comprehensive income and income tax expense allocated to each component for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$(0.4)	$—	$(0.4)	$2.3	$—	$2.3
Adjustment for net periodic pension plan and other postretirement benefits plan cost	0.4	0.1	0.3	1.4	0.4	1.0
Other comprehensive income (loss)	$—	$0.1	$(0.1)	$3.7	$0.4	$3.3

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Translation adjustments	$0.4	$—	$0.4	$(2.3)	$—	$(2.3)
Adjustment for net periodic pension plan and other postretirement benefits plan cost	0.6	0.2	0.4	1.9	0.5	1.4
Other comprehensive income (loss)	$1.0	$0.2	$0.8	$(0.4)	$0.5	$(0.9)

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Accumulated other comprehensive loss by component as of December 31, 2018 and September 30, 2019 were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2018	$(66.0)	$(16.7)	$(82.7)
Other comprehensive income before reclassifications	0.1	2.3	2.4
Amounts reclassified from accumulated other comprehensive loss	0.9	—	0.9
Net change in accumulated other comprehensive loss	1.0	2.3	3.3
Balance at September 30, 2019	$(65.0)	$(14.4)	$(79.4)

Accumulated other comprehensive loss by component as of December 31, 2017 and September 30, 2018 were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2017	$(52.9)	$(11.7)	$(64.6)
Other comprehensive income before reclassifications	—	(2.3)	(2.3)
Amounts reclassified from accumulated other comprehensive loss	1.4	—	1.4
Net change in accumulated other comprehensive loss	1.4	(2.3)	(0.9)
Balance at September 30, 2018	$(51.5)	$(14.0)	$(65.5)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended		Classification in the Condensed
	September 30,		September 30,		Consolidated
	2019	2018	2019	2018	Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$0.4	$0.6	$1.3	$1.9	(a)
Reclassifications before tax	0.4	0.6	1.3	1.9
Income tax expense	0.1	0.2	0.4	0.5
Reclassifications, net of tax	$0.3	$0.4	$0.9	$1.4

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

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended September 30, 2019
U.S.	$175.2	$(1.5)	$173.7	$39.2	$10.6	$7.7
International	23.0	(0.8)	22.2	(0.9)	2.0	—
Total operating segments	198.2	(2.3)	195.9	38.3	12.6	7.7
Corporate	—	—	—	(6.2)	0.1	1.2
Total operations	198.2	(2.3)	195.9	32.1	12.7	8.9

				Income (Loss)	Depreciation
	Total	Intersegment	Net	from	and	Capital
	Sales	Sales	Sales	Operations	Amortization	Expenditures
Three Months Ended September 30, 2018
U.S.	$187.9	$(2.4)	$185.5	$48.4	$10.3	$7.2
International	31.9	(0.5)	31.4	27.0	1.2	—
Total operating segments	219.8	(2.9)	216.9	75.4	11.5	7.2
Corporate	—	—	—	(13.3)	0.1	—
Total operations	$219.8	$(2.9)	$216.9	$62.1	$11.6	$7.2

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Nine Months Ended September 30, 2019
U.S.	$605.3	$(5.6)	$599.7	$100.9	$748.4	$31.0	$33.4
International	86.5	(1.8)	84.7	(2.6)	86.9	5.4	0.1
Total operating segments	691.8	(7.4)	684.4	98.3	835.3	36.4	33.5
Corporate	—	—	—	(26.2)	127.0	0.4	1.6
Total operations	$691.8	$(7.4)	$684.4	$72.1	$962.3	$36.8	$35.1

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

				Income (Loss)		Depreciation
	Total	Intersegment	Net	from	Assets of	and	Capital
	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
Nine Months Ended September 30, 2018
U.S.	$648.7	$(7.6)	$641.1	$121.7	$676.4	$28.7	$21.6
International	123.1	(1.5)	121.6	31.1	99.0	4.0	0.9
Total operating segments	771.8	(9.1)	762.7	152.8	775.4	32.7	22.5
Corporate	—	—	—	(35.1)	138.0	0.4	0.3
Total operations	$771.8	$(9.1)	$762.7	$117.7	$913.4	$33.1	$22.8

Note 13. Debt

The Company’s debt as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
8.25% senior notes due October 15, 2024	$300.0	$300.0
Term Loan Credit Facility	71.5	71.3
Unamortized debt issuance costs	(7.4)	(8.6)
Total debt	364.1	362.7
Less: current portion	—	—
Long-term debt	$364.1	$362.7

The fair value of the senior notes, which was determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, was determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s senior notes was $312.4 million and $298.1 million at September 30, 2019 and December 31, 2018, respectively.

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

On December 18, 2018, the Company entered into a second amendment to the Credit Agreement which extended the maturity date of the Revolving Facility to December 18, 2023, reduced the interest rate margin percentages and facility fees applicable to the Revolving Facility, increased the allowable annual dividends from $15.0 million to $20.0 million in the aggregate and modified the financial maintenance and negative covenants in the Credit Agreement. As of September 30, 2019, there were no outstanding borrowings under the Revolving Facility.

The weighted average interest rate on borrowings under the Revolving Facility was 5.0% and 5.1% for the nine months ended September 30, 2019 and 2018, respectively.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss model with a current expected credit loss (“CECL”) model, which requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. This standard applies to financial assets, measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases and trade accounts receivable. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption is permitted; however the Company will adopt the standard in the first quarter of 2020. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

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

The following tables set forth condensed consolidating statements of income for the three and nine months ended September 30, 2019 and 2018, condensed consolidating statements of financial position as of September 30, 2019 and December 31, 2018, and condensed consolidating statements of cash flows for the nine months ended September 30, 2019 and 2018. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions. For purposes of the tables below, the Company is referred to as “Parent” and the Guarantors are referred to as “Guarantor Subsidiaries.”

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2019

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Services net sales	$—	$112.8	$19.3	$(1.7)	$130.4
Products net sales	—	62.4	3.7	(0.6)	65.5
Total net sales	—	175.2	23.0	(2.3)	195.9
Services cost of sales (exclusive of depreciation and amortization)	—	55.9	12.4	(1.4)	66.9
Products cost of sales (exclusive of depreciation and amortization)	—	52.2	3.1	(0.9)	54.4
Total cost of sales	—	108.1	15.5	(2.3)	121.3
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	39.9	6.3	—	46.2
Restructuring, impairment and other charges-net	—	2.8	—	—	2.8
Depreciation and amortization	—	10.7	2.0	—	12.7
Other operating income	—	(19.2)	—	—	(19.2)
Income (loss) from operations	—	32.9	(0.8)	—	32.1
Interest expense (income)-net	8.7	0.1	(0.2)	—	8.6
Intercompany interest (income) expense-net	(5.7)	5.7	—	—	—
Investment and other income-net	—	(0.5)	—	—	(0.5)
(Loss) earnings before income taxes and equity in net income of subsidiaries	(3.0)	27.6	(0.6)	—	24.0
Income tax (benefit) expense	(1.3)	10.9	(0.3)	—	9.3
(Loss) earnings before equity in net income of subsidiaries	(1.7)	16.7	(0.3)	—	14.7
Equity in net income of subsidiaries	16.4	(0.3)	—	(16.1)	—
Net earnings (loss)	$14.7	$16.4	$(0.3)	$(16.1)	$14.7
Comprehensive income (loss)	$14.6	$16.3	$(0.7)	$(15.6)	$14.6

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2019

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Services net sales	$—	$359.1	$65.2	$(4.8)	$419.5
Products net sales	—	246.2	21.3	(2.6)	264.9
Total net sales	—	605.3	86.5	(7.4)	684.4
Services cost of sales (exclusive of depreciation and amortization)	—	177.4	44.6	(4.1)	217.9
Products cost of sales (exclusive of depreciation and amortization)	—	193.9	15.7	(3.3)	206.3
Total cost of sales	—	371.3	60.3	(7.4)	424.2
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	137.9	21.1	—	159.0
Restructuring, impairment and other charges-net	—	7.7	1.0	—	8.7
Depreciation and amortization	—	31.4	5.4	—	36.8
Other operating (income) loss	—	(18.0)	1.6	—	(16.4)
Income (loss) from operations	—	75.0	(2.9)	—	72.1
Interest expense (income)-net	27.3	—	(0.7)	—	26.6
Intercompany interest (income) expense-net	(17.2)	17.2	—	—	—
Investment and other income-net	—	(1.6)	—	—	(1.6)
(Loss) earnings before income taxes and equity in net income of subsidiaries	(10.1)	59.4	(2.2)	—	47.1
Income tax (benefit) expense	(3.5)	20.8	(0.8)	—	16.5
(Loss) earnings before equity in net income of subsidiaries	(6.6)	38.6	(1.4)	—	30.6
Equity in net income of subsidiaries	37.2	(1.4)	—	(35.8)	—
Net earnings (loss)	$30.6	$37.2	$(1.4)	$(35.8)	$30.6
Comprehensive income	$33.9	$40.5	$0.9	$(41.4)	$33.9

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2018

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Services net sales	$—	$115.6	$24.9	$(2.0)	$138.5
Products net sales	—	72.3	7.0	(0.9)	78.4
Total net sales	—	187.9	31.9	(2.9)	216.9
Services cost of sales (exclusive of depreciation and amortization)	—	60.4	16.9	(1.8)	75.5
Products cost of sales (exclusive of depreciation and amortization)	—	54.3	4.6	(1.1)	57.8
Total cost of sales	—	114.7	21.5	(2.9)	133.3
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	53.2	9.4	—	62.6
Restructuring, impairment and other charges-net	—	0.7	0.1	—	0.8
Depreciation and amortization	—	10.4	1.2	—	11.6
Other operating income	—	(26.6)	(26.9)	—	(53.5)
Income from operations	—	35.5	26.6	—	62.1
Interest expense (income)-net	8.6	—	(0.2)	—	8.4
Intercompany interest (income) expense-net	(6.1)	6.1	—	—	—
Investment and other income-net	—	(12.6)	(1.4)	—	(14.0)
(Loss) earnings before income taxes and equity in net income of subsidiaries	(2.5)	42.0	28.2	—	67.7
Income tax (benefit) expense	(0.8)	13.2	7.3	—	19.7
(Loss) earnings before equity in net income of subsidiaries	(1.7)	28.8	20.9	—	48.0
Equity in net income of subsidiaries	49.7	20.9	—	(70.6)	—
Net earnings	$48.0	$49.7	$20.9	$(70.6)	$48.0
Comprehensive income	$48.8	$50.5	$21.5	$(72.0)	$48.8

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2018

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Services net sales	$—	$397.7	$94.1	$(5.9)	$485.9
Products net sales	—	251.0	29.0	(3.2)	276.8
Total net sales	—	648.7	123.1	(9.1)	762.7
Services cost of sales (exclusive of depreciation and amortization)	—	196.9	61.6	(5.1)	253.4
Products cost of sales (exclusive of depreciation and amortization)	—	187.2	20.9	(4.0)	204.1
Total cost of sales	—	384.1	82.5	(9.1)	457.5
Selling, general and administrative expenses (exclusive of depreciation and amortization)	—	172.9	30.9	—	203.8
Restructuring, impairment and other charges-net	—	2.2	1.9	—	4.1
Depreciation and amortization	—	29.1	4.0	—	33.1
Other operating income	—	(26.6)	(26.9)	—	(53.5)
Income from operations	—	87.0	30.7	—	117.7
Interest expense (income)-net	27.9	(0.3)	(0.4)	—	27.2
Intercompany interest (income) expense-net	(19.4)	19.4	—	—	—
Investment and other income-net	—	(14.2)	(1.4)	—	(15.6)
(Loss) earnings before income taxes and equity in net income of subsidiaries	(8.5)	82.1	32.5	—	106.1
Income tax (benefit) expense	(2.6)	25.5	8.6	—	31.5
(Loss) earnings before equity in net income of subsidiaries	(5.9)	56.6	23.9	—	74.6
Equity in net income of subsidiaries	80.5	23.9	—	(104.4)	—
Net earnings	$74.6	$80.5	$23.9	$(104.4)	$74.6
Comprehensive income	$73.7	$79.6	$21.7	$(101.3)	$73.7

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of September 30, 2019

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$17.4	$2.6	$12.1	$—	$32.1
Receivables, less allowances	—	166.6	34.6	—	201.2
Intercompany receivables	—	121.1	—	(121.1)	—
Inventories	—	11.1	2.6	—	13.7
Prepaid expenses and other current assets	4.5	13.8	2.7	—	21.0
Total current assets	21.9	315.2	52.0	(121.1)	268.0
Property, plant and equipment-net	—	23.0	2.0	—	25.0
Right-of-use assets	—	72.2	13.5	—	85.7
Software-net	—	53.6	—	—	53.6
Goodwill	—	438.6	11.6	—	450.2
Other intangible assets-net	—	23.6	2.7	—	26.3
Deferred income taxes	—	10.0	2.5	(1.7)	10.8
Intercompany long-term note receivable	298.0	—	—	(298.0)	—
Other noncurrent assets	3.3	35.4	4.0	—	42.7
Investments in consolidated subsidiaries	434.2	53.3	—	(487.5)	—
Total assets	$757.4	$1,024.9	$88.3	$(908.3)	$962.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$42.5	$8.1	$—	$50.6
Intercompany payables	118.9	—	2.2	(121.1)	—
Accrued liabilities	5.6	122.8	14.5	—	142.9
Total current liabilities	124.5	165.3	24.8	(121.1)	193.5
Long-term debt	364.1	—	—	—	364.1
Intercompany long-term note payable	—	298.0	—	(298.0)	—
Deferred compensation liabilities	—	19.8	—	—	19.8
Pension and other postretirement benefits plan liabilities	—	46.7	1.0	—	47.7
Noncurrent lease liabilities	—	54.8	8.4	—	63.2
Other noncurrent liabilities	2.7	6.1	0.8	(1.7)	7.9
Total liabilities	491.3	590.7	35.0	(420.8)	696.2
Total equity	266.1	434.2	53.3	(487.5)	266.1
Total liabilities and equity	$757.4	$1,024.9	$88.3	$(908.3)	$962.3

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

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2019

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$54.5	$9.2	$(14.8)	$(53.1)	$(4.2)
INVESTING ACTIVITIES
Capital expenditures	—	(35.0)	(0.1)	—	(35.1)
Proceeds from sale of building	—	30.6	—	—	30.6
Acquisition of business, net of cash acquired	—	(2.6)	—	—	(2.6)
Purchase of investment	—	(2.3)	—	—	(2.3)
Intercompany note receivable, net	—	—	60.5	(60.5)	—
Net cash (used in) provided by investing activities	—	(9.3)	60.4	(60.5)	(9.4)
FINANCING ACTIVITIES
Revolving facility borrowings	413.0	—	—	—	413.0
Payments on revolving facility borrowings	(413.0)	—	—	—	(413.0)
Intercompany note payable, net	(60.5)	—	—	60.5	—
Dividends paid to Parent	—	—	(53.1)	53.1	—
Treasury share repurchases	(1.3)	—	—	—	(1.3)
Debt issuance costs	(0.2)	—	—	—	(0.2)
Net cash used in financing activities	(62.0)	—	(53.1)	113.6	(1.5)
Effect of exchange rate on cash, cash equivalents and restricted cash	—	—	2.2	—	2.2
Net decrease in cash, cash equivalents and restricted cash	(7.5)	(0.1)	(5.3)	—	(12.9)
Cash, cash equivalents and restricted cash at beginning of year	24.9	5.1	17.4	—	47.4
Cash, cash equivalents and restricted cash at end of period	$17.4	$5.0	$12.1	$—	$34.5

Donnelley Financial Solutions, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2018

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$59.3	$(38.0)	$(10.9)	$—	$10.4
INVESTING ACTIVITIES
Capital expenditures	—	(21.9)	(0.9)	—	(22.8)
Sale of investment	—	3.1	—	—	3.1
Proceeds from disposition	—	34.5	42.6	—	77.1
Intercompany note receivable, net	—	—	(15.0)	15.0	—
Net cash provided by investing activities	—	15.7	26.7	15.0	57.4
FINANCING ACTIVITIES
Revolving facility borrowings	255.0	—	—	—	255.0
Payments on revolving facility borrowings	(255.0)	—	—	—	(255.0)
Payments on long-term debt	(62.5)	—	—	—	(62.5)
Intercompany note payable, net	15.0	—	—	(15.0)	—
Proceeds from the issuance of common stock	1.2	—	—	—	1.2
Treasury share repurchases	(0.8)	—	—	—	(0.8)
Net cash used in financing activities	(47.1)	—	—	(15.0)	(62.1)
Effect of exchange rate on cash and cash equivalents	—	—	(1.5)	—	(1.5)
Net increase (decrease) in cash and cash equivalents	12.2	(22.3)	14.3	—	4.2
Cash and cash equivalents at beginning of year	8.3	27.9	15.8	—	52.0
Cash and cash equivalents at end of period	$20.5	$5.6	$30.1	$—	$56.2

Supplemental non-cash disclosure:
Intercompany debt allocation	$(326.0)	$326.0	$—	$—	$—

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

Products and Services

The Company separately reports its net sales and related cost of sales for its products and services offerings. The Company’s services offerings consist of document composition, compliance related EDGAR filing services, transaction solutions and the Company’s SaaS solutions, including Venue Virtual Data Room (“Venue”), FundSuiteArc, ActiveDisclosure and EDGAR Online, among others. The Company’s service offerings included language solutions prior to the sale of the Language Solutions business in July 2018. The Company’s product offerings primarily consist of conventional and digital printed products and related shipping costs.

Executive Overview

Third Quarter Overview

Net sales decreased by $21.0 million, or 9.7%, for the third quarter of 2019 compared to the same period in the prior year, including a $0.6 million, or 0.3%, decrease due to changes in foreign exchange rates. Net sales decreased due to lower mutual fund print and print related services and lower capital markets transactions and compliance volumes. In addition, net sales decreased $3.2 million due to the impact of the sale of the Language Solutions business in July 2018. The decrease in net sales was partially offset by growth in SaaS solutions, primarily in FundSuiteArc and ActiveDisclosure, as well as the acquisition of eBrevia.

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

The impact of digital technologies has impacted many of the products and markets in which the Company competes, most acutely in the Company’s mutual fund, variable annuity and public company compliance business offerings. While the Company offers a high-touch, service oriented experience, technology changes have provided alternatives to the Company’s clients that allow them to manage more of the financial disclosure process themselves. The Company has invested in its own SaaS solutions, ActiveDisclosure, FundSuiteArc and Venue to serve clients and increase retention and has invested to expand capabilities and address new market sectors. The future impact of technology on the business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions and investments in its existing business to offer clients innovative services and solutions, including acquisitions of eBrevia and EDGAR Online and investments in AuditBoard, Mediant, Peloton and Gain Compliance that support the Company’s position as a technology service leader in this evolving industry.

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

Results of Operations for the Three Months Ended September 30, 2019 as Compared to the Three Months Ended September 30, 2018

The following table shows the results of operations for the three months ended September 30, 2019 and 2018:

	2019	2018	$ Change	% Change
	(in millions, except percentages)
Services net sales	$130.4	$138.5	$(8.1)	(5.8%)
Products net sales	65.5	78.4	(12.9)	(16.5%)
Net sales	195.9	216.9	(21.0)	(9.7%)
Services cost of sales (exclusive of depreciation and amortization)	66.9	75.5	(8.6)	(11.4%)
Products cost of sales (exclusive of depreciation and amortization)	54.4	57.8	(3.4)	(5.9%)
Cost of sales	121.3	133.3	(12.0)	(9.0%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	46.2	62.6	(16.4)	(26.2%)
Restructuring, impairment and other charges-net	2.8	0.8	2.0	250.0%
Depreciation and amortization	12.7	11.6	1.1	9.5%
Other operating income	(19.2)	(53.5)	34.3	(64.1%)
Income from operations	$32.1	$62.1	$(30.0)	(48.3%)

Consolidated

Net sales of services for the three months ended September 30, 2019 decreased $8.1 million, or 5.8%, to $130.4 million, versus the three months ended September 30, 2018, including a $0.6 million, or 0.4%, decrease due to changes in foreign exchange rates. Net sales of services decreased $3.2 million due to the July 2018 sale of the Language Solutions business. In addition, net sales of services decreased due to lower mutual fund print related services and capital markets transactions volumes, partially offset by growth in SaaS solutions, primarily in FundSuiteArc and ActiveDisclosure, as well as the acquisition of eBrevia.

Net sales of products for the three months ended September 30, 2019 decreased $12.9 million, or 16.5%, to $65.5 million versus the three months ended September 30, 2018. Net sales of products decreased due to lower capital markets transactions, mutual fund print and capital markets compliance volumes.

Services cost of sales decreased $8.6 million, or 11.4%, to $66.9 million, for the three months ended September 30, 2019, versus the three months ended September 30, 2018. Services cost of sales decreased due to lower volumes in mutual fund print related services and capital markets transactions, the impact from the sale of the Language Solutions business and cost control initiatives. As a percentage of net sales, services cost of sales decreased 3.2% primarily due to favorable mix and cost control initiatives.

Products cost of sales decreased $3.4 million, or 5.9%, to $54.4 million, for the three months ended September 30, 2019, versus the three months ended September 30, 2018. Products cost of sales decreased due to lower capital markets transactions, mutual fund print and capital markets compliance volumes. As a percentage of net sales, products cost of sales increased 9.4%, primarily due to unfavorable mix.

Selling, general and administrative expenses decreased $16.4 million, or 26.2%, to $46.2 million, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, due to lower disposition related expenses, lower spin-off related transaction expenses, lower incentive compensation expense, the impact from the sale of the Language Solutions business and cost control initiatives. As a percentage of net sales, selling, general, and administrative expenses decreased from 28.9% for the three months September 30, 2018 to 23.6% for the three months ended September 30, 2019, primarily due to lower disposition related expenses, spin-off related transaction expenses, incentive compensation expense and cost control initiatives.

For the three months ended September 30, 2019, the Company recorded net restructuring, impairment and other charges of $2.8 million, as compared to net restructuring, impairment and other charges of $0.8 million for the three months ended September 30, 2018. In 2019, these charges included $2.4 million of employee termination costs for 71 employees and $0.4 million for impairment charges related to software assets. In 2018, these charges included $0.8 million of employee termination costs for 29 employees.

Depreciation and amortization increased $1.1 million, or 9.5%, to $12.7 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Depreciation and amortization included $3.6 million and $3.4 million of amortization of other intangible assets related to customer relationships and a tradename for the three months ended September 30, 2019 and 2018, respectively.

Other operating income for the three months ended September 30, 2019 included a $19.2 million net gain recognized from the sale of a building. The three months ended September 30, 2018 included a $53.5 million net gain recognized on the sale of the Language Solutions business.

Income from operations for the three months ended September 30, 2019 decreased $30.0 million, or 48.3%, to $32.1 million versus the three months ended September 30, 2018, primarily due to the unfavorable impact of the 2018 gain on sale of the Language Solutions business recognized during the three months ended September 30, 2018, offset by the net gain recognized from the sale of a building during the three months ended September 30, 2019.

	2019	2018	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$8.6	$8.4	$0.2	2.4%

Net interest expense increased $0.2 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Net investment and other income for the three months ended September 30, 2019 primarily consisted of net pension plan income. Net investment and other income for the three months ended September 30, 2018 primarily consisted of a $11.8 million gain related to an equity investment and net pension plan income.

	2019	2018	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$24.0	$67.7	$(43.7)	(64.5%)
Income tax expense	9.3	19.7	(10.4)	(52.8%)
Effective income tax rate	38.8%	29.1%

The effective income tax rate was 38.8% for the three months ended September 30, 2019 compared to 29.1% for the three months ended September 30, 2018. The effective income tax rate for the three months ended September 30, 2019 reflects the recognition of a valuation allowance in the International segment during the third quarter of 2019 and clarifications from the U.S. Department of Treasury specific to the 2017 Tax Cuts and Jobs Act (“Tax Act”).

Information by Segment

The following tables summarize net sales, income from operations and certain items impacting comparability within each of the operating segments and Corporate.

U.S.

	Three Months Ended September 30,
	2019	2018
	(in millions, except percentages)
Net sales	$173.7	$185.5
Income from operations	39.2	48.4
Operating margin	22.6%	26.1%
Gain on sale of building	19.2	—
Restructuring, impairment and other charges-net	1.6	0.6
Gain on sale of Language Solutions business	—	26.6
Spin-off related transaction expenses	—	1.6

	Net Sales for the Three Months
	Ended September 30,
Reporting unit	2019	2018	$ Change	% Change
	(in millions, except percentages)
Capital Markets	$97.1	$102.5	$(5.4)	(5.3%)
Investment Markets	76.6	81.8	(5.2)	(6.4%)
Language Solutions	—	1.2	(1.2)	(100.0%)
Total U.S.	$173.7	$185.5	$(11.8)	(6.4%)

Net sales for the U.S. segment for the three months ended September 30, 2019 were $173.7 million, a decrease of $11.8 million, or 6.4%, compared to the three months ended September 30, 2018. Net sales decreased due to lower capital markets transaction volumes, lower mutual fund volumes and the sale of the Language Solutions business, partially offset by growth in SaaS solutions, primarily due to ActiveDisclosure and the acquisition of eBrevia. An analysis of net sales by reporting unit follows:

•

Capital Markets: Sales decreased due to lower capital markets transactions, primarily as a result of fewer mergers and acquisitions deals completed, which was only partially offset by an increase in IPO activity and higher volumes in ActiveDisclosure and the acquisition of eBrevia.

•	Investment Markets: Sales decreased primarily due to lower mutual fund print, FundSuiteArc and healthcare volumes.
•	Language Solutions: There were no sales in the three months ended September 30, 2019 due to the sale of the Language Solutions business in July 2018.

U.S. segment income from operations decreased $9.2 million, or 19.0%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to the impact of the 2018 gain on sale of the Language Solutions business recognized during the three months ended September 30, 2018, partially offset by the net gain recognized from the sale of a building during the three months ended September 30, 2019. The decrease in income from operations was also impacted by lower net sales volumes and unfavorable mix, partially offset by cost control initiatives, lower incentive compensation expense and spin-off related transaction expenses.

Operating margins decreased from 26.1% for the three months ended September 30, 2018 to 22.6% for the three months ended September 30, 2019 due to the impact of the prior year gain on sale of the Language Solutions business, which impacted margins by 14.3 percentage points, unfavorable mix and higher restructuring, impairment and other charges, partially offset by the net gain recognized from the sale of a building during September 2019 which impacted margins by 11.1 percentage points, lower incentive compensation expense, which favorably impacted margins by 1.0 percentage points and lower spin-off related transaction expenses, which favorably impacted margins by 0.9 percentage points.

International

	Three Months Ended September 30,
	2019	2018
	(in millions, except percentages)
Net sales	$22.2	$31.4
(Loss) income from operations	(0.9)	27.0
Operating margin	(4.1%)	86.0%
Gain on sale of Language Solutions business	—	26.9
Disposition-related expenses	—	1.2
Restructuring, impairment and other charges-net	—	0.1

Net sales for the International segment for the three months ended September 30, 2019 were $22.2 million, a decrease of $9.2 million, or 29.3%, compared to the three months ended September 30, 2018 including a $0.6 million, or 1.9%, decrease due to changes in foreign exchange rates. Net sales decreased due to lower capital markets transactions and mutual funds volumes, partially offset by higher FundSuiteArc volumes. Net sales also decreased $2.0 million due to the sale of the Language Solutions business.

International segment (loss) income from operations decreased $27.9 million, or 103.3%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Income from operations for the three months ended September 30, 2019 decreased primarily due to the impact from the gain recognized from the sale of the Language Solutions business in 2018, lower capital markets transactions and mutual funds volumes and an increase in information technology expenses allocated to the International segment, offset by lower disposition-related expenses, higher FundSuiteArc volumes and cost control initiatives.

Operating margins decreased from 86.0% for the three months ended September 30, 2018 to negative 4.1% for the three months ended September 30, 2019 due to the impact of the prior year gain on sale of the Language Solutions business, which impacted margins by 85.7 percentage points and higher information technology expenses allocated to the International segment, offset by lower disposition-related expenses which favorably impacted margins by 3.8 percentage points.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended September 30,
	2019	2018
	(in millions)
Operating expenses	$6.2	$13.3
Share-based compensation expense	2.6	2.1
Restructuring, impairment and other charges-net	1.2	0.1
Acquisition-related expenses	0.1	—
Spin-off related transaction expenses	—	2.1
Disposition-related expenses	—	3.3

Corporate operating expenses for the three months ended September 30, 2019 decreased $7.1 million versus the same period in 2018 primarily due to a decrease in disposition-related expenses, incentive compensation expense and spin-off related transaction expenses, partially offset by higher restructuring, impairment and other charges.

Results of Operations for the Nine Months Ended September 30, 2019 as Compared to the Nine Months Ended September 30, 2018

The following table shows the results of operations for the nine months ended September 30, 2019 and 2018:

	2019	2018	$ Change	% Change
	(in millions, except percentages)
Services net sales	$419.5	$485.9	$(66.4)	(13.7%)
Products net sales	264.9	276.8	(11.9)	(4.3%)
Net sales	684.4	762.7	(78.3)	(10.3%)
Services cost of sales (exclusive of depreciation and amortization)	217.9	253.4	(35.5)	(14.0%)
Products cost of sales (exclusive of depreciation and amortization)	206.3	204.1	2.2	1.1%
Cost of sales	424.2	457.5	(33.3)	(7.3%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	159.0	203.8	(44.8)	(22.0%)
Restructuring, impairment and other charges-net	8.7	4.1	4.6	112.2%
Depreciation and amortization	36.8	33.1	3.7	11.2%
Other operating income	(16.4)	(53.5)	37.1	(69.3%)
Income from operations	$72.1	$117.7	$(45.6)	(38.7%)

Consolidated

Net sales of services for the nine months ended September 30, 2019 decreased $66.4 million, or 13.7%, to $419.5 million, versus the nine months ended September 30, 2018, including a $2.1 million, or 0.4%, decrease due to changes in foreign exchange rates. Net sales of services decreased $41.8 million due to the sale of the Language Solutions business. In addition, net sales of services decreased due to lower volumes in capital markets transactions, mutual fund print-related services and capital markets compliance, partially offset by growth in SaaS solutions, primarily in ActiveDisclosure and FundSuiteArc as well as the acquisition of eBrevia.

Net sales of products for the nine months ended September 30, 2019 decreased $11.9 million, or 4.3%, to $264.9 million versus the nine months ended September 30, 2018, including a $0.7 million, or 0.3%, decrease due to changes in foreign exchange rates. Net sales of products decreased due to lower volumes in capital markets transactions, commercial print volumes, partially offset by higher mutual fund print volumes.

Services cost of sales for the nine months ended September 30, 2019 decreased $35.5 million, or 14.0%, to $217.9 million, compared to the nine months ended September 30, 2018, primarily due to the impact from the sale of the Language Solutions business. In addition, services cost of sales decreased due to lower capital markets transactions, mutual fund print-related services and capital markets compliance volumes and cost control initiatives. As a percentage of net sales, services cost of sales decreased 0.3% primarily due to favorable mix.

Products cost of sales increased $2.2 million, or 1.1%, to $206.3 million, for the nine months ended September 30, 2019, versus the nine months ended September 30, 2018.  Products cost of sales increased due to higher mutual fund print volumes, partially offset by lower capital markets transactions and commercial print volumes. As a percentage of net sales, products cost of sales increased 4.2% primarily due to unfavorable mix.

Selling, general and administrative expenses decreased $44.8 million, or 22.0%, to $159.0 million, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to lower spin-off related transaction expenses, lower selling expenses, the impact from the sale of the Language Solutions business, lower incentive compensation expense and cost control initiatives, partially offset by higher restructuring, impairment and other charges and investor-related expenses. As a percentage of net sales, selling, general, and administrative expenses decreased from 26.7% for the nine months ended September 30, 2018 to 23.2% for the nine months ended September 30, 2019 primarily due to lower spin-off related transaction expenses and cost control initiatives.

For the nine months ended September 30, 2019, the Company recorded net restructuring, impairment and other charges of $8.7 million, as compared to $4.1 million for the nine months ended September 30, 2018.  In 2019, these charges included $8.2 million of employee termination costs for 235 employees, $0.4 million of net impairment charges related to software assets and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate. In 2018, these charges included $3.3 million of employee termination costs for 76 employees, $0.7 million of lease termination and other restructuring costs and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

Depreciation and amortization increased $3.7 million, or 11.2%, to $36.8 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due the investment in digital printers during the first quarter of 2019.  Depreciation and amortization included $10.9 million and $10.3 million of amortization of other intangible assets related to customer relationships and a tradename for the nine months ended September 30, 2019 and 2018, respectively.

Other operating income for the nine months ended September 30, 2019 included a $19.2 million net gain recognized from the sale of a building, partially offset by a $2.8 million loss recognized for the prior year disposition of the Language Solutions business. Other operating income for the nine months ended September 30, 2018 included a $53.5 million net gain recognized on the sale of the Language Solutions business.

Income from operations for the nine months ended September 30, 2019 decreased $45.6 million, or 38.7%, to $72.1 million versus the nine months ended September 30, 2018, primarily due to the unfavorable impact of the 2018 gain on sale of the Language Solutions business recognized during the three months ended September 30, 2018, partially offset by the net gain recognized from the sale of a building during the three months ended September 30, 2019. The decrease in income from operations was also due to lower capital markets transactions and compliance volumes, partially offset by an increase in mutual fund print volumes, lower spin-off related transaction expenses and growth in our SaaS offerings.

	2019	2018	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$26.6	$27.2	$(0.6)	(2.2%)

Net interest expense decreased $0.6 million for the nine months ended September 30, 2019 versus the same period in 2018, due to a decrease in average outstanding debt.

Net investment and other income for the nine months ended September 30, 2019 primarily consisted of net pension plan income. Net investment and other income for the nine months ended September 30, 2018 primarily consisted of a $11.8 million gain related to an equity investment and net pension plan income.

	2019	2018	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$47.1	$106.1	$(59.0)	(55.6%)
Income tax expense	16.5	31.5	(15.0)	(47.6%)
Effective income tax rate	35.0%	29.7%

The effective income tax rate was 35.0% for the nine months ended September 30, 2019 compared to 29.7% for the nine months ended September 30, 2018. The effective income tax rate for the nine months ended September 30, 2019 reflects the recognition of a valuation allowance in the International segment during the third quarter of 2019 and clarifications from the U.S. Department of Treasury specific to the Tax Act.

Information by Segment

The following tables summarize net sales, income from operations and certain items impacting comparability within each of the operating segments and Corporate.

U.S.

	Nine Months Ended September 30,
	2019	2018
	(in millions, except percentages)
Net sales	$599.7	$641.1
Income from operations	100.9	121.7
Operating margin	16.8%	19.0%
Gain on sale of building	19.2	—
Restructuring, impairment and other charges-net	4.9	1.9
(Loss) gain on sale of Language Solutions business	(1.2)	26.6
Spin-off related transaction expenses	—	15.6

	Net Sales for the Nine Months
	Ended September 30,
Reporting unit	2019	2018	$ Change	% Change
	(in millions, except percentages)
Capital Markets	$335.1	$364.6	$(29.5)	(8.1%)
Investment Markets	264.6	262.8	1.8	0.7%
Language Solutions	—	13.7	(13.7)	(100.0%)
Total U.S.	$599.7	$641.1	$(41.4)	(6.5%)

Net sales for the U.S. segment for the nine months ended September 30, 2019 were $599.7 million, a decrease of $41.4 million, or 6.5%, compared to the nine months ended September 30, 2018. Net sales decreased due to lower capital markets transaction volumes, the sale of the Language Solutions business and lower volumes in capital markets compliance and commercial print, partially offset by higher mutual fund print volumes and growth in SaaS solutions, primarily ActiveDisclosure and the acquisition of eBrevia. An analysis of net sales by reporting unit follows:

•	Capital Markets: Sales decreased due to lower capital markets transactions and compliance volumes, partially offset by higher volumes in ActiveDisclosure and the acquisition of eBrevia.
•

Investment Markets: Sales increased due to higher mutual fund print volumes, partially driven by a special proxy project. The increase in sales was partially offset by lower commercial print volumes and lower FundSuiteArc volumes.

•	Language Solutions: There were no sales in the nine months ended September 30, 2019 due to the sale of the Language Solutions business in July 2018.

U.S. segment income from operations decreased $20.8 million, or 17.1%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to the impact of the prior year gain on sale of the Language Solutions business recognized during the three months ended September 30, 2018, partially offset by the net gain recognized from the sale of a building during the three months ended September 30, 2019. Income from operations was also unfavorably impacted by lower net sales volumes, unfavorable mix and higher restructuring, impairment and other charges, partially offset by lower spin-off related transaction expenses, cost control initiatives and lower incentive compensation expense.

Operating margins decreased from 19.0% for the nine months ended September 30, 2018 to 16.8% for the nine months ended September 30, 2019 of which 4.4 percentage points was due to the impact of the prior year gain on sale of the Language Solutions business and 0.5 percentage points was due to higher restructuring, impairment and other charges. Operating margins were favorably impacted by the net gain on the sale of a building which impacted margins by 3.2 percentage points, lower spin-off related transaction expenses which impacted margins by 2.4 percentage points and cost control initiatives.

International

	Nine Months Ended September 30,
	2019	2018
	(in millions, except percentages)
Net sales	$84.7	$121.6
(Loss) income from operations	(2.6)	31.1
Operating margin	(3.1%)	25.6%
(Loss) gain on sale of Language Solutions business	(1.6)	26.9
Restructuring, impairment and other charges-net	1.0	1.9
Disposition-related expenses	—	1.2

Net sales for the International segment for the nine months ended September 30, 2019 were $84.7 million, a decrease of $36.9 million, or 30.3%, compared to the nine months ended September 30, 2018 including a $2.8 million, or 2.3%, decrease due to changes in foreign exchange rates. Net sales decreased $28.1 million due to the sale of the Language Solutions business. Net sales also decreased due to lower capital markets transactions and mutual fund volumes, partially offset by higher FundSuiteArc volumes.

International segment (loss) income from operations decreased $33.7 million, or 108.4%, compared to the nine months ended September 30, 2018, primarily due to the impact from the gain recognized from the sale of the Language Solutions business in 2018, lower capital markets transaction and mutual fund volumes, an increase in information technology expenses allocated to the International segment and the impact of the loss recognized related to the 2018 sale of the Language Solutions business, partially offset by higher FundSuiteArc volumes.

Operating margins decreased from 25.6% for the nine months ended September 30, 2018 to negative 3.1% for the nine months ended September 30, 2019 due to the impact of the prior year gain on sale of the Language Solutions business, which unfavorably impacted margins by 24.0 percentage points, unfavorable mix and higher information technology expenses allocated to the International segment, partially offset by cost control initiatives.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Operating expenses	$26.2	$35.1
Share-based compensation expense	7.7	7.2
Restructuring, impairment and other charges-net	2.8	0.3
Investor-related expenses	1.5	—
Spin-off related transaction expenses	0.4	4.3
Acquisition-related expenses	0.1	0.5
Disposition-related expenses	—	5.3

Corporate operating expenses for the nine months ended September 30, 2019 decreased $8.9 million versus the same period in 2018 due to lower spin-off related transaction expenses and disposition-related expenses, partially offset by an increase in restructuring, impairment and other charges and investor-related expenses.

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

A reconciliation of GAAP net earnings to Non-GAAP adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018 for these adjustments is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net earnings	$14.7	$48.0	$30.6	$74.6
Net gain on sale of building	(19.2)	—	(19.2)	—
Restructuring, impairment and other charges—net	2.8	0.8	8.7	4.1
Share-based compensation expense	2.6	2.1	7.7	7.2
Net (gain) loss on sale of Language Solutions business	—	(53.5)	2.8	(53.5)
Investor-related expenses	—	—	1.5	—
Spin-off related transaction expenses	—	3.7	0.4	19.9
Acquisition-related expenses	0.1	—	0.1	0.5
Gain on equity investment	—	(11.8)	—	(11.8)
Disposition-related expenses	—	4.5	—	6.5
Depreciation and amortization	12.7	11.6	36.8	33.1
Interest expense—net	8.6	8.4	26.6	27.2
Investment and other income—net	(0.5)	(2.2)	(1.6)	(3.8)
Income tax expense	9.3	19.7	16.5	31.5
Non-GAAP adjusted EBITDA	$31.1	$31.3	$110.9	$135.5

Net gain on sale of building. Included a pre-tax net gain of $19.2 million related to the sale of a building for the three and nine months ended September 30, 2019.

2019 Restructuring, impairment and other charges—net. The three months ended September 30, 2019 included $2.4 million for employee termination costs and $0.4 million of net impairment charges related to software assets. The nine months ended September 30, 2019 included $8.2 million for employee termination costs, $0.4 million of net impairment charges related to software assets and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

2018 Restructuring, impairment and other charges—net. The three months ended September 30, 2018 included $0.8 million for employee termination costs. The nine months ended September 30, 2018 included $3.3 million for employee termination costs, $0.7 million of lease termination costs and other restructuring costs and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

Share-based compensation expense. Included pre-tax charges of $2.6 million and $2.1 million for the three months ended September 30, 2019 and 2018, respectively, and $7.7 million and $7.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Net (gain) loss on sale of Language Solutions business. Included pre-tax charges of $2.8 million for the nine months ended September 30, 2019 related to the July 2018 disposition of the Language Solutions business. Included pre-tax gain of $53.5 million for the three and nine months ended September 30, 2018.

Investor-related expenses. Included pre-tax charges of $1.5 million related to non-routine investor matters for the nine months ended September 30, 2019. These expenses include third-party advisory and consulting fees and legal fees.

Spin-off related transaction expenses. Included pre-tax charges of $0.4 million for the nine months ended September 30, 2019, primarily related to third-party consulting fees. The three and nine months ended September 30, 2018 included pre-tax charges of $3.7 million and $19.9 million, respectively, related to third-party consulting fees, information technology expenses, legal fees and other costs related to the Separation.

Acquisition-related expenses. Included pre-tax charges of $0.1 million for the three and nine months ended September 30, 2019 and $0.5 million for the nine months ended September 30, 2018 primarily related to legal expenses associated with contemplated acquisitions.

Gain on equity investment. Included a pre-tax gain of $11.8 million for the three and nine months ended September 30, 2018.

Disposition-related expenses. Included pre-tax charges of $4.5 million and $6.5 million related to the disposition of the Language Solutions business, primarily related to legal fees, third party advisory and consulting fees and other costs for the three and nine months ended September 30, 2018, respectively.

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

The following describes the Company’s cash flows for the nine months ended September 30, 2019 and 2018.

Cash Flows (Used in) Provided by Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s services and products. Operating cash outflows are largely attributable to recurring expenditures for labor, rent, raw materials and other operating activities.

Net cash used in operating activities was $4.2 million for the nine months ended September 30, 2019 compared to $10.4 million net cash provided by operating activities for the nine months ended September 30, 2018. The change in net cash (used in) provided by operating activities reflected timing differences in payments related to taxes and the timing of customer and supplier payments.

Cash Flows (Used in) Provided by Investing Activities

Net cash used in investing activities was $9.4 million for the nine months ended September 30, 2019 compared to net cash provided by investing activities of $57.4 million for the nine months ended September 30, 2018. Capital expenditures were $35.1 million during the nine months ended September 30, 2019, an increase of $12.3 million as compared to the nine months ended September 30, 2018. The increase in capital expenditures was primarily driven by an investment in digital printers and additional investments in software development during the nine months ended September 30, 2019. The Company expects that capital expenditures for 2019 will be approximately $45.0 million, compared to $37.1 million in 2018. For the nine months ended September 30, 2019, cash used in investing activities included $30.6 million of proceeds from the sale of a building, offset by $2.3 million for the purchase of an investment in Gain Compliance. For the nine months ended September 30, 2018, cash provided by investing activities included $77.1 million net proceeds from the sale of Language Solutions.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2019 was $1.5 million compared to net cash used in financing activities of $62.1 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company received $413.0 million of proceeds from revolving facility borrowings, offset by $413.0 million of payments on revolving facility borrowings. During the nine months ended September 30, 2018, the Company received $255.0 million of proceeds from revolving facility borrowings, offset by $255.0 million of payments on revolving facility borrowings and $62.5 million of payments on long-term debt.

Liquidity

Cash and cash equivalents of $32.1 million at September 30, 2019 included $20.0 million in the U.S. and $12.1 million at international locations. As a result of the transition tax incurred pursuant to the Tax Act, the Company now has the ability to repatriate any previously taxed foreign cash associated with the foreign earnings subject to the U.S. parent with minimal tax consequences. The Company maintains its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S. with the exception of the previously taxed foreign cash already subject to U.S. tax. The Company repatriated excess cash at its foreign subsidiaries to the U.S. during the nine months ended September 30, 2019 and does not plan to make additional cash repatriations during the fourth quarter of 2019. The Company recorded deferred taxes attributable to the book-over-tax outside basis differences in its foreign subsidiaries for the excess cash repatriated as of September 30, 2019.

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

The Company’s debt maturity schedule as of September 30, 2019 is shown in the table below:

	Debt Maturity Schedule
	Total	2019	2020	2021	2022	2023	Thereafter
Notes (a)	$300.0	$—	$—	$—	$—	$—	$300.0
Borrowings under the Term Loan Credit Facility (b)	72.5	—	—	—	—	72.5	—
Total	$372.5	$—	$—	$—	$—	$72.5	$300.0

(a)	Excludes unamortized debt issuance costs of $4.2 million which do not represent contractual commitments with a fixed amount or maturity date.
(b)	Excludes unamortized debt issuance costs of $3.2 million and a discount of $1.0 million which do not represent contractual commitments with a fixed amount or maturity date.

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

As of September 30, 2019, there were no outstanding borrowings under the Revolving Facility. Based on the Company’s results of operations for the twelve months ended September 30, 2019 and existing debt, the Company would have had the ability to utilize an incremental $155.4 million of the $300.0 million Revolving Facility and not have been in violation of the terms of the agreement. The current availability under the Revolving Facility and net available liquidity as of September 30, 2019 is shown in the table below:

September 30, 2019
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	144.6
$155.4
Usage
Borrowings under the Revolving Facility	—
Impact on availability related to outstanding letters of credit	—
$—

Current availability at September 30, 2019	$155.4
Cash	32.1
Net Available Liquidity	$187.5

The Company was in compliance with its debt covenants as of September 30, 2019, and expects to remain in compliance based on management’s estimates of operating and financial results for 2019 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of September 30, 2019, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of September 30, 2019, the Revolving Facility is supported by sixteen U.S. and international financial institutions.

As of September 30, 2019, the Company had $3.4 million in outstanding letters of credit and bank guarantees, of which none reduced the availability under the Revolving Facility.

Acquisitions

During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company paid $2.6 million and $12.5 million, net of cash acquired, respectively, for the acquisition of eBrevia. $1.8 million of the purchase price, excluding contingent consideration, was payable as of September 30, 2019 and is expected to be paid during 2019. $1.9 million of the purchase price related to amounts held in escrow was payable as of September 30, 2019 and is expected to be paid during 2020.

Risk Management

The Company is exposed to interest rate risk on its variable debt. At September 30, 2019, the Company’s exposure to rate fluctuations on variable-interest borrowings was $72.5 million.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows. A hypothetical 10% change in yield would change the fair values of fixed-rate debt at September 30, 2019 by approximately $9.1 million, or 3.0%.

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

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2019. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

(b)	Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	—	$—	—	$—
August 1, 2019 - August 31, 2019	2,830	12.09	—	$—
September 1, 2019 - September 30, 2019	—	—	—	$—
Total	2,830	$12.09	—

(a)	Shares withheld for tax liabilities upon vesting of equity awards

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.1

Indenture, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

10.1

Credit Agreement, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.2

Amendment No. 1 to Credit Agreement, dated as of October 2, 2017, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2017, filed on November 2, 2017)

10.3

Amendment No. 2 to Credit Agreement, dated as of December 18, 2018, by and among Donnelley Financial Solutions, Inc., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2018, filed on December 18, 2018)

10.4

2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.5

Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2017, filed on May 23, 2017)*

10.6

Amendment to the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan dated May 20, 2019 (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A (file No. 001-37728) filed April 22, 2019)*

10.7

Amendment to Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan dated June 27, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 10-Q dated June 30, 2019, filed on August 1, 2019)*

10.8

Donnelley Financial Solutions, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K dated December 31, 2017, filed on February 28, 2018)*

10.9

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to R.R Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.10

Donnelley Financial Solutions, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.11

Donnelley Financial Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

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

10.39	Amended and Restated Agreement of Sale and Purchase, dated as of September 6, 2019, between Donnelley Financial, LLC and SECA-NJ, LLC (filed herewith)

10.40	First Amendment to Amended and Restated Agreement of Sale and Purchase, dated as of September 25, 2019, between Donnelley Financial, LLC and SECA-NJ, LLC (filed herewith)

10.41	Second Amendment to Amended and Restated Agreement of Sale and Purchase, dated as of September 26, 2019, between Donnelley Financial, LLC and SECA-NJ, LLC (filed herewith)

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONNELLEY FINANCIAL SOLUTIONS, INC.

By:	/s/ DAVID A. GARDELLA
David A. Gardella
Executive Vice President and Chief Financial Officer

Date: November 5, 2019