Form 10-Q
period 2020-03-31
Donnelley Financial Solutions, Inc.
filed 2020-05-07
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of April 30, 2020, 33,733,441 shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Operations

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Net sales
Tech-enabled services	$81.9	$83.2
Software solutions	47.3	44.7
Print and distribution	91.5	101.7
Total net sales	220.7	229.6
Cost of sales (1)
Tech-enabled services	42.8	48.8
Software solutions	24.8	26.6
Print and distribution	68.7	78.5
Total cost of sales	136.3	153.9
Selling, general and administrative expenses (1)	57.0	54.9
Depreciation and amortization	12.4	12.1
Restructuring, impairment and other charges, net	3.1	2.1
Income from operations	11.9	6.6
Interest expense, net	4.6	8.9
Investment and other income, net	(0.4)	(0.6)
Earnings (loss) before income taxes	7.7	(1.7)
Income tax expense (benefit)	3.6	(0.3)
Net earnings (loss)	$4.1	$(1.4)

Net earnings (loss) per share:
Basic	$0.12	$(0.04)
Diluted	$0.12	$(0.04)
Weighted average number of common shares outstanding:
Basic	34.2	34.0
Diluted	34.3	34.0

____________

(1)	Exclusive of depreciation and amortization

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Net earnings (loss)	$4.1	$(1.4)

Other comprehensive (loss) income, net of tax:
Translation adjustments	(2.8)	2.2
Adjustment for net periodic pension and other postretirement benefits plan	0.6	0.4
Other comprehensive (loss) income, net of tax	(2.2)	2.6
Comprehensive income	$1.9	$1.2

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Balance Sheets

(in millions, except per share data)

(UNAUDITED)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$7.7	$17.2
Receivables, less allowances for expected losses of $9.7 in 2020 (2019 - $7.7)	214.6	161.4
Inventories	15.2	11.1
Prepaid expenses and other current assets	21.2	15.9
Assets held for sale	5.6	5.6
Total current assets	264.3	211.2
Property, plant and equipment, net	16.5	17.5
Right-of-use assets	80.3	80.7
Software, net	55.2	55.0
Goodwill	449.7	450.3
Other intangible assets, net	18.4	21.9
Deferred income taxes, net	9.1	9.0
Other noncurrent assets	41.3	41.3
Total assets	$934.8	$886.9
LIABILITIES
Accounts payable	$72.1	$58.5
Accrued liabilities	120.0	121.0
Total current liabilities	192.1	179.5
Long-term debt	336.6	296.0
Deferred compensation liabilities	18.8	20.0
Pension and other postretirement benefits plan liabilities	57.2	58.8
Noncurrent lease liabilities	57.8	57.9
Other noncurrent liabilities	5.2	6.1
Total liabilities	667.7	618.3
Commitments and Contingencies (Note 7)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and outstanding: 34.8 shares and 33.8 shares in 2020 (2019 - 34.5 shares and 34.2 shares)	0.3	0.3
Treasury stock, at cost: 1.0 shares in 2020 (2019 - 0.3 shares)	(9.4)	(4.2)
Additional paid-in-capital	227.5	225.2
Retained earnings	135.5	131.9
Accumulated other comprehensive loss	(86.8)	(84.6)
Total equity	267.1	268.6
Total liabilities and equity	$934.8	$886.9

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Cash Flows

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net earnings (loss)	$4.1	$(1.4)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	12.4	12.1
Provision for expected losses on accounts receivable	1.6	1.0
Share-based compensation	2.3	1.5
Gain on debt extinguishment	(2.3)	—
Deferred income taxes	(0.5)	(2.8)
Net pension plan income	(0.5)	(0.5)
Amortization of right-of-use assets	5.8	5.7
Other	0.1	2.0
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable, net	(55.7)	(63.6)
Inventories	(4.2)	(2.7)
Prepaid expenses and other current assets	(4.7)	(3.2)
Accounts payable	12.5	23.9
Income taxes payable and receivable	2.1	(11.3)
Accrued liabilities and other	(4.0)	(23.3)
Lease liabilities	(5.9)	(5.5)
Pension and other postretirement benefits plan contributions	(0.2)	(0.2)
Net cash used in operating activities	(37.1)	(68.3)
INVESTING ACTIVITIES
Capital expenditures	(6.9)	(15.1)
Acquisition of business, net of cash acquired	—	(2.2)
Purchase of investment	(1.3)	—
Other investing activities	—	0.2
Net cash used in investing activities	(8.2)	(17.1)
FINANCING ACTIVITIES
Revolving facility borrowings	146.5	178.5
Payments on revolving facility borrowings	(40.5)	(130.0)
Payments on long-term debt	(63.3)	—
Treasury share repurchases	(5.2)	(1.2)
Debt issuance costs	—	(0.2)
Net cash provided by financing activities	37.5	47.1
Effect of exchange rate on cash and cash equivalents	(1.7)	1.5
Net decrease in cash and cash equivalents	(9.5)	(36.8)
Cash and cash equivalents at beginning of year	17.2	47.3
Cash and cash equivalents at end of period	$7.7	$10.5
Supplemental cash flow information
Income taxes paid (net of refunds)	$2.0	$13.8
Interest paid	$2.6	$1.5

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2020 and 2019

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	34.5	$0.3	0.3	$(4.2)	$225.2	$131.9	$(84.6)	$268.6
Net earnings	—	—	—	—	—	4.1	—	4.1
Other comprehensive loss	—	—	—	—	—	—	(2.2)	(2.2)
Adoption of ASU 2016-13	—	—	—	—	—	(0.5)	—	(0.5)
Share-based compensation	—	—	—	—	2.3	—	—	2.3
Common stock repurchases	—	—	0.6	(3.8)	—	—	—	(3.8)
Issuance of share-based awards, net of withholdings and other	0.3	—	0.1	(1.4)	—	—	—	(1.4)
Balance at March 31, 2020	34.8	$0.3	1.0	$(9.4)	$227.5	$135.5	$(86.8)	$267.1

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	34.2	$0.3	0.1	$(2.4)	$216.5	$94.3	$(82.7)	$226.0
Net loss	—	—	—	—	—	(1.4)	—	(1.4)
Other comprehensive income	—	—	—	—	—	—	2.6	2.6
Share-based compensation	—	—	—	—	1.5	—	—	1.5
Issuance of share-based awards, net of withholdings and other	0.2	—	0.1	(1.2)	—	—	—	(1.2)
Balance at March 31, 2019	34.4	$0.3	0.2	$(3.6)	$218.0	$92.9	$(80.1)	$227.5

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 1. Overview, Basis of Presentation and Significant Accounting Policies

Description of Business

Donnelley Financial Solutions, Inc. and subsidiaries (“DFIN,” or the “Company”) is a leading global risk and compliance solutions company. The Company provides regulatory filing and deal solutions via its software technology-enabled services and print and distribution solutions to public and private companies, mutual funds and other regulated investment firms, to serve its clients’ regulatory and compliance needs. DFIN helps its clients comply with applicable regulations where and how they want to work in a digital world, providing numerous solutions tailored to each client’s precise needs. The prevailing trend is toward clients choosing to utilize the Company’s software solutions, in conjunction with its tech-enabled services, to meet their document and filing needs, while at the same time shifting away from physical print and distribution of documents, except for cases where it is still regulatorily required or requested by shareholders.

For corporate clients within its capital markets offerings, the Company offers solutions that allow U.S. public companies to comply with applicable U.S. Securities and Exchange Commission (“SEC”) regulations including filing agent services, digital document creation and online content management tools that support their corporate financial transactions and regulatory reporting; solutions to facilitate clients’ communications with their shareholders; and virtual data rooms and other deal management solutions. For investment companies, including mutual fund and alternative investment companies, the Company provides solutions for creating and filing high-quality regulatory documents as well as solutions for investors designed to improve the speed and accuracy of their access to investment information. The Company serves its clients’ regulatory and compliance needs throughout their respective life cycles.

Services and Products

The Company separately reports its net sales and related cost of sales for its software solutions, tech-enabled services and print and distribution offerings. The Company’s software solutions consist of Venue® Virtual Data Room (“Venue”), ActiveDisclosure, eBrevia, FundSuiteArc, and others. The Company’s tech-enabled services offerings consist of document composition, compliance-related SEC’s Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) filing services and transaction solutions. The Company’s print and distribution offerings primarily consist of conventional and digital printed products and the related shipping.

Segments

In the first quarter of 2020, management realigned the Company’s operating segments to reflect changes in the manner in which the chief operating decision maker assesses information for decision-making purposes. The Company’s four operating and reportable segments are: Capital Markets – Software Solutions (“CM-SS”), Capital Markets – Compliance and Communications Management (“CM-CCM”), Investment Companies – Software Solutions (“IC-SS”), and Investment Companies – Compliance and Communications Management (“IC-CCM”). Corporate is not an operating segment and consists primarily of unallocated selling, general and administrative (“SG&A”) activities and associated expenses. All prior year amounts have been reclassified to conform to the Company’s current reporting structure. See Note 13, Segment Information, for additional information.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of DFIN and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 26, 2020 (the “Annual Report”). In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Results of interim periods should not be considered indicative of the results for the full year.

Certain previously reported amounts have been reclassified to conform to the current presentation, there was no impact on the Company’s previously reported consolidated statements of operations, statements of comprehensive income, balance sheets, statements of cash flows or statements of changes in stockholders’ equity.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with GAAP requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s significant accounting policies and critical estimates are disclosed in the Company’s Annual Report.

Prepaid Expenses—As of March 31, 2020 and December 31, 2019, prepaid expenses were $13.8 million and $9.6 million, respectively.

Inventory—The components of the Company’s inventories stated at the lower of cost or market, net of excess and obsolescence reserves for raw materials, at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Raw materials and manufacturing supplies	$6.7	$3.9
Work in process	8.5	7.2
Total	$15.2	$11.1

Property, Plant and Equipment—The components of the Company’s property, plant and equipment, net at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Land	$0.3	$0.3
Buildings	27.1	26.8
Machinery and equipment	112.0	111.9
	139.4	139.0
Less: Accumulated depreciation	(122.9)	(121.5)
Total	$16.5	$17.5

Depreciation expense was $1.7 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively.

Assets Held for Sale—As of March 31, 2020 and December 31, 2019, the Company had one real estate property, primarily consisting of land and an office building, held for sale with a carrying value of $5.6 million.

Software—Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software, excluding amortization expense related to other intangible assets, was $7.3 million and $6.9 million for the three months ended March 31, 2020 and 2019, respectively.

Investments—The carrying value of the Company’s investments in equity securities was $25.2 million at both March 31, 2020 and December 31, 2019. The Company measures its equity securities that do not have a readily determinable fair value, at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes. During the three months ended March 31, 2020, there were no events or changes in circumstances that suggested an impairment or an observable price change of any of these investments resulting from an orderly transaction for the identical or a similar investment.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss model with a current expected credit loss (“CECL”) model and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. This standard applies to financial assets, measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases and trade accounts receivable. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption.

On January 1, 2020, the Company adopted the standard and recorded a $0.5 million cumulative-effect adjustment to retained earnings. The Company’s credit loss reserves primarily relate to trade receivables, unbilled receivables and contract assets. The Company establishes provisions at differing rates, which are region or country-specific, and are based upon the age of the trade receivable, the Company’s historical collection experience in each region or country and lines of business, where appropriate. Provisions for unbilled receivables and contract assets are established based on rates which management believes to be appropriate considering its historical experience. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful.

Transactions affecting the current expected credit loss reserve during the three months ended March 31, 2020 were as follows:

March 31, 2020
Balance, beginning of year	$7.7
Adoption of ASU 2016-13	0.5
Provisions charged to expense and reclassifications	2.3
Write-offs and other	(0.8)
Balance, end of period (a)	$9.7

_____________

(a) As of March 31, 2020, the CECL reserve balance is comprised of an $8.8 million provision for accounts receivable and a $0.9 million provision for unbilled receivables and contract assets, all of which are included in receivables, net on the Unaudited Condensed Consolidated Balance Sheet. As of December 31, 2019, prior to the adoption of ASU 2016-13, the reserve balance was comprised of a $7.7 million allowance for doubtful accounts.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40).” The standard requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and to expense the capitalized implementation costs over the term of the hosting arrangement. The standard is effective for fiscal years beginning after December 15, 2019, and the interim periods within those fiscal years. The Company adopted the amendment prospectively on January 1, 2020. The adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period of time to use optional expedients and exceptions for applying U.S. GAAP to contracts and other transactions affected by reference rate reform, if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts and other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. Generally, the expedients and exceptions provided by ASU 2020-04 would only be allowed for contract modifications made prior to December 31, 2022. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which modifies ASC 740, Income Taxes, to simplify the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

Note 2. Revenue

Revenue Recognition

The Company manages highly-customized data and materials, such as filings with the SEC on behalf of its customers pursuant to the Securities Act of 1933, as amended (the “Securities Act”), the Securities Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1940, as amended (the “Investment Act”), manages virtual data rooms and performs XBRL and related services. Clients are provided with EDGAR filing services, XBRL compliance services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among others. The Company’s software solutions include Venue, the FundSuiteArc software platform, ActiveDisclosure and data and analytics, among others.

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

Revenue for the Company’s tech-enabled services, software solutions and print and distribution offerings is recognized either over time or at a point in time, as outlined below.

Over time

The Company recognizes revenue for certain services over time:

•

The Company’s software solutions, including Venue, the FundSuiteArc software platform, ActiveDisclosure, data and analytics and others, are generally provided on a subscription basis and allow customers access to use the products over the contract period. As a result, software solutions revenue is predominantly recognized ratably over time as the customer receives the benefit throughout the contract period. The timing of invoicing varies, however, the customer may be invoiced before the end of the contract period, resulting in a deferred revenue balance.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Point in time

Certain revenue arrangements, primarily for tech-enabled services and print and distribution offerings, are recognized at a point in time and are primarily invoiced upon completion of all services or upon shipment to the customer.

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

Certain revenues earned by the Company require significant judgment to determine if revenue should be recorded gross, as a principal, or net of related costs, as an agent. Billings for shipping and handling costs as well as certain postage costs, and out-of-pocket expenses are recorded gross. Revenue is not recognized for customer-supplied postage. The Company’s printing operations process paper that may be supplied directly by customers or may be purchased by the Company from third parties and sold to customers. Revenue is not recognized for customer-supplied paper, however, revenues for Company-supplied paper are recognized on a gross basis. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to authorities.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Disaggregation of revenue

The following table disaggregates revenue between tech-enabled services, software solutions and print and distribution by reportable segment:

	Three Months Ended March 31,
	2020				2019
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$31.2	$—	$31.2	$—	$30.5	$—	$30.5
Capital Markets - Compliance and Communications Management	57.9	—	41.2	99.1	59.5	—	42.5	102.0
Investment Companies - Software Solutions	—	16.1	—	16.1	—	14.2	—	14.2
Investment Companies - Compliance and Communications Management	24.0	—	50.3	74.3	23.7	—	59.2	82.9
Total net sales	$81.9	$47.3	$91.5	$220.7	$83.2	$44.7	$101.7	$229.6

Unbilled Receivables and Contract Balances

The timing of revenue recognition may differ from the timing of invoicing customers and these timing differences result in unbilled receivables, contract assets or contract liabilities. Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. Unbilled receivables were $76.0 million at March 31, 2020 and $33.5 million at December 31, 2019. Contract assets were $14.5 million at March 31, 2020 and $8.9 million at December 31, 2019, respectively. Generally, the contract assets balance is impacted by the recognition of additional contract assets, offset by amounts invoiced to customers. For the three months ended March 31, 2020, final amounts invoiced to customers exceeded estimates of standalone selling price as of December 31, 2019 for the related arrangements by approximately $0.1 million. Unbilled receivables and contract assets are included in accounts receivable on the Unaudited Condensed Consolidated Balance Sheets.

Contract liabilities consist of deferred revenue and progress billings which are included in accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. Changes in contract liabilities for the three months ended March 31, 2020 and 2019, respectively, were as follows:

Balance at January 1, 2020	$13.1
Deferral of revenue	11.2
Revenue recognized	(9.6)
Balance at March 31, 2020	$14.7

Balance at January 1, 2019	$12.0
Deferral of revenue	12.2
Revenue recognized	(12.6)
Balance at March 31, 2019	$11.6

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 3. Goodwill and Other Intangible Assets

As discussed in Note 1, Overview, Basis of Presentation and Significant Accounting Policies, during the first quarter of 2020, management realigned the Company’s operating segments. DFIN’s four operating segments are the same as its reporting units: CM-SS; CM-CCM; IC-SS; IC-CCM (“Current Structure”). The Company previously had three reporting units: Capital Markets, Investment Markets and International (“Previous Structure”), that each had goodwill.

As a result of the new segmentation, a goodwill impairment analysis was completed for the Previous Structure, before the reallocation of goodwill to the Current Structure. Each of the reporting units under the Previous Structure was reviewed for impairment using a quantitative assessment, where the estimated fair value of each reporting unit was compared to its carrying amount, including goodwill. The Company did not recognize any goodwill impairment as the estimated fair values of all reporting units exceeded their respective carrying amounts. In addition to the impairment analysis under the Previous Structure, a goodwill impairment analysis was completed under the Current Structure and no goodwill impairment was recognized as the estimated fair values of all reporting units exceeded their respective carrying amounts. Goodwill was reassigned to the Current Structure using a relative fair value approach.

The balances of goodwill by segment are presented below:

March 31, 2020
Capital Markets - Software Solutions	$103.6
Capital Markets - Compliance and Communication Management	252.5
Investment Companies - Software Solutions	53.0
Investment Companies - Compliance and Communication Management	40.6
Total	$449.7

The components of other intangible assets at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Book Value
Customer relationships (useful life of 10-15 years)	$148.6	$(1.0)	$(130.0)	$17.6	$149.8	$(1.0)	$(127.7)	$21.1
Trade names (useful life of 5 years)	3.9	—	(3.1)	0.8	3.9	—	(3.1)	0.8
Total other intangible assets	$152.5	$(1.0)	$(133.1)	$18.4	$153.7	$(1.0)	$(130.8)	$21.9

Amortization expense for other intangible assets was $3.4 million and $3.7 million for the three months ended March 31, 2020 and 2019, respectively. The weighted-average remaining useful life of the unamortized intangible assets as of March 31, 2020 is approximately seven years.

The following table outlines the estimated annual amortization expense related to other intangible assets:

For the year ending December 31,	Amount
2020 (excluding the three months ended March 31, 2020)	$8.9
2021	0.9
2022	0.9
2023	0.9
2024	0.7
2025 and thereafter	6.1
Total	$18.4

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 4. Leases

The Company has operating leases for certain service centers, office space, warehouses and equipment. The Company paid $6.8 million and $6.6 million related to its operating lease liabilities for the three months ended March 31, 2020 and March 31, 2019, respectively.

The components of lease expense for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Operating lease expense	$6.7	$6.8
Sublease income	(1.3)	(0.8)
Net lease expense	$5.4	$6.0

The Company’s lease liabilities are presented within the Company’s Unaudited Condensed Consolidated Balance Sheets as follows:

	March 31, 2020	December 31, 2019
Accrued liabilities	$22.1	$22.6
Noncurrent lease liabilities	57.8	57.9
Total	$79.9	$80.5

Note 5. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges recognized in Results of Operations

For the three months ended March 31, 2020 and 2019, the Company recorded the following net restructuring and other charges:

Three Months Ended March 31, 2020	Total Restructuring Charges	Other Charges	Total
Capital Markets - Software Solutions	$0.3	$—	$0.3
Capital Markets - Compliance and Communication Management	0.4	0.1	0.5
Investment Companies - Software Solutions	0.3	—	0.3
Investment Companies - Compliance and Communication Management	0.4	—	0.4
Corporate	0.2	1.4	1.6
Total	$1.6	$1.5	$3.1

Three Months Ended March 31, 2019	Total Restructuring Charges	Other Charges	Total
Capital Markets - Software Solutions	$0.3	$—	$0.3
Capital Markets - Compliance and Communication Management	0.8	0.1	0.9
Investment Companies - Software Solutions	0.1	—	0.1
Investment Companies - Compliance and Communication Management	0.4	—	0.4
Corporate	0.4	—	0.4
Total	$2.0	$0.1	$2.1

For the three months ended March 31, 2020, the Company recorded net restructuring charges of $1.6 million for employee termination costs for 51 employees, substantially all of whom were terminated as of March 31, 2020. These charges primarily related to the reorganization of certain operations. For the three months ended March 31, 2020, the Company also incurred $1.5 million of other charges, primarily related to the realignment of the Company’s operating segments, as further described in Note 13, Segment Information.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the three months ended March 31, 2019, the Company recorded net restructuring charges of $2.0 million for employee termination costs for 72 employees, all of whom were terminated as of March 31, 2019. These charges primarily related to the reorganization of certain operations.

Restructuring Reserve

The restructuring reserve as of December 31, 2019 and March 31, 2020, and changes during the three months ended March 31, 2020, were as follows:

	December 31, 2019	Restructuring Charges	Reversals	Cash Paid	March 31, 2020
Employee terminations	$1.9	$1.7	$(0.1)	$(1.6)	$1.9

The current portion of restructuring reserves of $1.8 million at March 31, 2020 was included in accrued liabilities, while the long-term portion of $0.1 million was included in other noncurrent liabilities at March 31, 2020.

The Company anticipates that payments associated with the employee terminations reflected in the table above will be substantially completed by December 31, 2020.

Note 6. Retirement Plans

The components of the estimated net pension plan income for the Company’s pension plans for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Interest cost	$2.2	$2.8
Expected return on assets	(3.5)	(3.7)
Amortization, net	0.8	0.4
Net pension income	$(0.5)	$(0.5)

Note 7. Commitments and Contingencies

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

Note 8. Debt

The Company’s debt as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
8.25% senior notes due October 15, 2024	$233.5	$300.0
Borrowings under the Revolving Facility	106.0	—
Unamortized debt issuance costs	(2.9)	(4.0)
Total long-term debt	$336.6	$296.0

Maturities—At March 31, 2020, the Company’s long-term debt was comprised of the 8.25% senior unsecured notes due October 15, 2024 (“Notes”) and borrowings under the Revolving Facility, as defined below.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Fair Value—The fair value of the Notes, which was determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, was determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s Notes was $212.0 and $308.4 million at March 31, 2020 and December 31, 2019, respectively.

8.25% Senior Notes Due 2024—In the first quarter of 2020, the Company purchased and retired $66.5 million (notional amount) of the Notes at an average price of 95.25 and recognized a pre-tax gain on the extinguishment of debt of $2.3 million, which was net of unamortized debt issuance costs, and is recorded within interest expense, net in the Unaudited Condensed Consolidated Statements of Operations.

The Company’s Notes, with interest payable semi-annually on April 15 and October 15, were issued pursuant to an indenture where certain wholly-owned domestic subsidiaries of the Company guarantee the Notes (the “Guarantors”). The Notes are jointly and severally guaranteed, on an unsecured basis, by the Guarantors, which are comprised of each of the Company’s existing and future direct and indirect wholly-owned U.S. subsidiaries that guarantee the Company’s obligations under the Credit Facilities. The Notes are not guaranteed by the Company’s foreign subsidiaries or unrestricted subsidiaries. The Notes and the related guarantees will be the Company and the Guarantors’, respective, senior unsecured obligations and rank equally in right of payment to all present and future senior debt, including the obligations under the Company’s Credit Facilities, senior in right of payment to all present and future subordinated debt, and effectively subordinated in right of payment to any of the Company and the Guarantors’ secured debt, to the extent of the value of the assets securing such debt. The indenture governing the Notes contains certain covenants applicable to the Company and its restricted subsidiaries, including limitations on: (1) liens; (2) indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries. Each of these covenants is subject to important exceptions and qualifications.

Credit Agreement—On September 30, 2016, the Company entered into a Credit Agreement, as amended (“the Credit Agreement”) by and among the Company, the lenders party thereto from time to time and JP Morgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for a $350.0 million senior secured term loan B facility (the “Term Loan Credit Facility”) and a $300.0 million senior secured revolving credit facility (the “Revolving Facility”, and, together with the Term Loan Credit Facility, the “Credit Facilities”). The Credit Agreement contains a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $20.0 million in the aggregate. As of December 31, 2019, the Company paid off its Term Loan Credit Facility.

Revolving Credit Facility—On December 18, 2018, the Company entered into a second amendment to the Credit Agreement which extended the maturity date of the Revolving Facility to December 18, 2023. As of March 31, 2020, there was $106.0 million of borrowings outstanding under the Revolving Facility. The weighted average interest rate on borrowings under the Revolving Facility was 3.8% and 5.1% for the three months ended March 31, 2020 and 2019, respectively.

The following table summarizes interest expense, net included in the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2020	2019
Interest incurred	$6.9	$8.9
Less: Gain on debt extinguishment	(2.3)	—
Interest expense, net	$4.6	$8.9

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

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

The reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share calculation and the anti-dilutive share-based awards for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Net earnings (loss) per share:
Basic	$0.12	$(0.04)
Diluted	$0.12	$(0.04)
Numerator:
Net earnings (loss)	$4.1	$(1.4)
Denominator:
Weighted average number of common shares outstanding	34.2	34.0
Dilutive awards	0.1	—
Diluted weighted average number of common shares outstanding	34.3	34.0
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	0.9	0.1
Stock options	0.8	0.7
Total	1.7	0.8

Note 10. Share-Based Compensation

The Company’s share-based compensation plan under which it may grant future awards, the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan (“2016 PIP”), was approved by the Board of Directors (the “Board”) and the Company’s shareholders on May 18, 2017, and provides incentives to key employees of the Company. Awards under the 2016 PIP may include cash or stock bonuses, stock options, stock appreciation rights, restricted stock, performance share units (“PSUs”), performance cash awards or restricted stock units (“RSUs”). In addition, non-employee members of the Board may receive awards under the 2016 PIP. On May 30, 2019, the Company’s shareholders voted to approve 3.4 million additional shares of common stock for issuance under the 2016 PIP. At March 31, 2020, there were 1.8 million remaining shares of common stock authorized and available for grant under the 2016 PIP.

The Company recognizes compensation expense for the share-based awards based on estimated grant date fair values as well as certain assumptions, as further disclosed in Note 18, Share-Based Compensation, of the Company’s Annual Report.

Total compensation expense related to all share-based compensation plans was $2.3 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively. The income tax benefit related to share-based compensation expense was $0.1 million and $0.4 million, respectively. As of March 31, 2020, $20.8 million of total unrecognized expense related to share-based compensation awards is expected to be recognized over a weighted-average period of 2.4 years.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Stock Options

There were no stock options granted during the three months ended March 31, 2020. A summary of activity and weighted average exercise prices related to the stock options were as follows:

	Shares Under Option (thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2019	796	$19.83
Cancelled/forfeited/expired	(52)	33.52
Outstanding at March 31, 2020	744	$18.89
Vested and expected to vest at March 31, 2020	728	$18.93
Vested at March 31, 2020	416	$20.45

As of March 31, 2020, $1.7 million of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Units

RSU awards as of December 31, 2019 and March 31, 2020 and changes during the three months ended March 31, 2020, were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	870	$15.79
Granted	911	8.98
Vested	(296)	17.33
Forfeited	(23)	12.15
Nonvested at March 31, 2020	1,462	$11.30

As of March 31, 2020, $13.9 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 2.4 years.

Performance Share Units

PSU awards as of December 31, 2019 and March 31, 2020 and changes during the three months ended March 31, 2020, were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	537	$15.81
Granted	346	8.98
Vested	(25)	21.40
Nonvested at March 31, 2020	858	$12.91

During the three months ended March 31, 2020, 345,900 PSUs were granted to certain executive officers and senior management, payable upon the achievement of certain established performance targets. The total potential payout for awards granted during the three months ended March 31, 2020, ranges from zero to 691,800 shares.

Compensation expense related to PSUs granted in 2020, 2019, and 2018 is recognized based on 100%, 66% 43% attainment of the targeted performance metrics or approximately 346,000, 199,000, and 89,000 shares, for each respective period. As of March 31, 2020, $5.2 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted average period of 2.4 years.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 11. Capital Stock

The Company has 65 million shares of $0.01 par value common stock for issuance. DFIN’s common stock is currently traded under the ticker symbol “DFIN” on the New York Stock Exchange.

The Company has one million shares of $0.01 par value preferred stock authorized for issuance. The Board may divide the preferred stock into one or more series and fix the redemption, dividend, voting, conversion, sinking fund, liquidation and other rights. The Company has no present plans to issue any preferred stock.

Common Stock Repurchase—On February 4, 2020, the Board authorized a stock repurchase program, under which the Company is authorized to repurchase up to $25.0 million of its outstanding common stock from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The stock repurchase program will be effective through December 31, 2021, however, it may be suspended or discontinued at any time.

During the first quarter of 2020, the Company repurchased 615,896 shares in open market transactions for $3.8 million at an average price of $6.19 per share. As of March 31, 2020, the remaining authorized amount under the current authorization was approximately $21.2 million.

Note 12. Comprehensive Income

The components of other comprehensive income and income tax expense allocated to each component for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31, 2020
	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$(2.8)	$—	$(2.8)
Adjustment for net periodic pension plan and other postretirement benefits plan	0.8	0.2	0.6
Other comprehensive loss	$(2.0)	$0.2	$(2.2)

	Three Months Ended March 31, 2019
	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$2.2	$—	$2.2
Adjustment for net periodic pension plan and other postretirement benefits plan	0.6	0.2	0.4
Other comprehensive income	$2.8	$0.2	$2.6

Accumulated other comprehensive loss by component as of December 31, 2019 and March 31, 2020 were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2019	$(70.9)	$(13.7)	$(84.6)
Other comprehensive income before reclassifications	—	(2.8)	(2.8)
Amounts reclassified from accumulated other comprehensive loss	0.6	—	0.6
Net change in accumulated other comprehensive loss	0.6	(2.8)	(2.2)
Balance at March 31, 2020	$(70.3)	$(16.5)	$(86.8)

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Accumulated other comprehensive loss by component as of December 31, 2018 and March 31, 2019 were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2018	$(66.0)	$(16.7)	$(82.7)
Other comprehensive income before reclassifications	0.1	2.2	2.3
Amounts reclassified from accumulated other comprehensive loss	0.3	—	0.3
Net change in accumulated other comprehensive loss	0.4	2.2	2.6
Balance at March 31, 2019	$(65.6)	$(14.5)	$(80.1)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,		Classification in the Condensed Consolidated Statements of Operations
	2020	2019
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$0.8	$0.4	(a)
Reclassifications before tax	0.8	0.4
Income tax expense	0.2	0.1
Reclassifications, net of tax	$0.6	$0.3

_____________

(a)

These accumulated other comprehensive loss components are included in the calculation of net periodic pension and other postretirement benefits plan income recognized in investment and other income, net in the Unaudited Condensed Consolidated Statements of Operations (see Note 6, Retirement Plans).

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 13. Segment Information

In the first quarter of 2020, management realigned the Company’s operating segments to reflect changes in the manner in which the chief operating decision maker assesses information for decision-making purposes. All prior year amounts related to segments have been reclassified to conform to the Company’s current reporting structure. There is no impact on the Company’s previously reported consolidated statements of operations, statements of comprehensive income, balance sheets, statements of cash flows or statements of changes in stockholders’ equity as a result of the new segmentation.

The Company operates its business through four operating and reportable segments: Capital Markets – Software Solutions, Capital Markets – Compliance and Communications Management, Investment Companies – Software Solutions, and Investment Companies – Compliance and Communications Management. Corporate is not an operating segment and consists primarily of unallocated SG&A activities and associated expenses, as further described below.

Capital Markets

The Company provides software solutions, technology-enabled services and print and distribution solutions to public and private companies for deal solutions and compliance to companies that are or preparing to become subject to the filing and reporting requirements of the Securities Act and the Exchange Act. Capital markets’ clients leverage the Company’s software offerings, proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the EDGAR system for their transactional and ongoing compliance needs. The Company assists its capital markets clients throughout the course of public and private business transactions; mergers and acquisitions, initial public offerings (“IPOs”), debt offerings and other similar transactions. In addition, the Company provides clients with compliance solutions to prepare their ongoing required Exchange Act filings that are compatible with the SEC’s EDGAR system, most notably Form 10-K, Form 10-Q, Form 8-K and Proxy Form DEF 14A. The Company’s operating segments associated with its capital markets services and products offerings are as follows:

Capital Markets – Software Solutions—The Company provides software solutions to public and private companies to help manage public and private transaction processes; extract data and analyze contracts; collaborate; and tag, validate and file SEC documents.

Capital Markets – Compliance & Communications Management—The Company provides technology-enabled services and print and distribution solutions to public and private companies for deal solutions and SEC compliance requirements.

Investment Companies

The Company provides software solutions, technology-enabled services and print, distribution and fulfillment solutions to its investment companies clients that are subject to the filing and reporting requirements of the Investment Act, primarily mutual fund companies, alternative investment companies, insurance companies and third-party fund administrators. The Company’s suite of solutions enables its investment company clients to comply with applicable ongoing SEC regulations, as well as to create, manage, and deliver accurate and timely financial communications to investors and regulators. The Company also provides pre- and post-enrollment information to healthcare providers. Investment company clients leverage the Company’s proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the EDGAR system. The Company’s operating segments associated with its investment companies services and products offerings are as follows:

Investment Companies – Software Solutions—The Company provides software solutions that enable clients to store and manage compliance and regulatory information in a self-service, central repository for documents to be easily accessed, assembled, edited, translated, rendered and submitted to regulators.

Investment Companies – Compliance & Communications Management—The Company provides its investment company clients technology-enabled solutions to prepare and file registration forms, as well as XBRL-formatted filings pursuant to the Investment Act, through the SEC’s EDGAR system. In addition, the Company provides print and distribution solutions for its clients to communicate with their investors.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Corporate

Corporate consists of unallocated SG&A activities and associated expenses including, in part, executive, legal, finance, marketing, communications and certain facility costs. In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefit plan expense (income) and share-based compensation, are included in Corporate and are not allocated to the operating segments.

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision maker and is most consistent with the presentation of profitability reported within the condensed consolidated financial statements.

	Total Net Sales	Income (Loss) from Operations	Assets(1)	Depreciation and Amortization	Capital Expenditures
Three Months Ended March 31, 2020
Capital Markets - Software Solutions	$31.2	$1.8	$163.9	$3.1	$3.3
Capital Markets - Compliance and Communication Management	99.1	21.4	447.6	4.0	0.2
Investment Companies - Software Solutions	16.1	0.1	98.3	2.9	2.8
Investment Companies - Compliance and Communication Management	74.3	2.1	141.7	2.4	—
Total operating segments	220.7	25.4	851.5	12.4	6.3
Corporate	—	(13.5)	83.3	—	0.6
Total	$220.7	$11.9	$934.8	$12.4	$6.9

	Total Net Sales	Income (Loss) from Operations	Assets(1)	Depreciation and Amortization	Capital Expenditures
Three Months Ended March 31, 2019
Capital Markets - Software Solutions	$30.5	$0.1	$160.8	$3.1	$3.3
Capital Markets - Compliance and Communication Management	102.0	14.7	484.1	3.5	1.7
Investment Companies - Software Solutions	14.2	(3.7)	105.9	3.4	4.1
Investment Companies - Compliance and Communication Management	82.9	6.7	160.7	2.1	5.9
Total operating segments	229.6	17.8	911.5	12.1	15.0
Corporate	—	(11.2)	90.9	—	0.1
Total	$229.6	$6.6	$1,002.4	$12.1	$15.1

__________________________

(1)	Certain assets are recorded within a segment based on predominant usage, however as they benefit more than one segment, the related operating expenses are allocated between segments.

Corporate assets primarily consisted of the following items:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$7.7	$17.2
Prepaid expenses and other current assets	14.4	11.7
Right-of-use assets	11.0	11.5
Deferred income taxes, net of valuation allowance	9.1	9.0
Other noncurrent assets	34.4	34.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this management’s discussion and analysis, unless otherwise specified or the context otherwise requires, the “Company,” “DFIN,” “we,” “our,” and “us” refer to Donnelley Financial Solutions, Inc. and its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and accompanying notes as well as the Company’s audited consolidated financial statements for the year ended December 31, 2019.

Company Overview

DFIN is a leading global risk and compliance solutions company. The Company provides regulatory filing and deal solutions via its software technology-enabled services and print and distribution solutions to public and private companies, mutual funds and other regulated investment firms, to serve its clients’ regulatory and compliance needs. DFIN helps its clients comply with applicable regulations where and how they want to work in a digital world, providing numerous solutions tailored to each client’s precise needs. The prevailing trend is toward clients choosing to utilize the Company’s software solutions, in conjunction with its tech-enabled services, to meet their document and filing needs, while at the same time shifting away from physical print and distribution of documents, except for cases where it is still regulatorily required or requested by shareholders.

For corporate clients within its capital markets offerings, the Company offers solutions that allow U.S. public companies to comply with applicable U.S. Securities and Exchange Commission (“SEC”) regulations including filing agent services, digital document creation and online content management tools that support their corporate financial transactions and regulatory reporting; solutions to facilitate clients’ communications with their shareholders; and virtual data rooms and other deal management solutions. For the investment companies, including mutual fund and alternative investment companies, the Company provides solutions for creating and filing high-quality regulatory documents as well as solutions for investors designed to improve the speed and accuracy of their access to investment information. The Company serves its clients’ regulatory and compliance needs throughout their respective life cycles.

Technological advancements, regulatory changes, and evolving workflow preferences, have led to the Company’s clients managing more of the financial disclosure process themselves, changing the marketplace for the Company’s services and products. DFIN’s strategy in its Software Solutions segments (CM-SS and IC-SS, as defined below) aligns with the changing marketplace by focusing the Company’s investments and resources in its advanced software solutions, primarily ActiveDisclosure, FundSuiteArc and Venue® Virtual Data Room (“Venue”), while making targeted investments, such as the Company’s acquisition of eBrevia to further broaden its solution set. In its Compliance & Communications Management segments (CM-CCM and IC-CCM, as defined below), the Company’s strategy focuses on maintaining its market-leading position by offering a high-touch, service-oriented experience, using its unique combination of tech-enabled services and print and distribution capabilities.

Market Volatility/Cyclicality

The Company’s Capital Markets segments (CM-SS and CM-CCM), in particular, are subject to market volatility in the United States and world economy, as the success of the transactional and Venue offerings is highly dependent on the global market for initial public offerings (“IPOs”), secondary offerings, mergers and acquisitions (“M&A”), public and private debt offerings, leveraged buyouts, spinouts and other transactions. A variety of factors impact the global markets for transactions, including economic activity levels, market volatility, the regulatory and political environment, civil unrest and global pandemics, amongst others. The global transactional markets have been and continue to be disrupted due to the COVID-19 pandemic and its impacts to the overall economy and market volatility. Due to the significant net sales and profitability derived from transactional and Venue offerings, market volatility can lead to uneven financial performance when comparing to previous periods. The Company mitigates a portion of this volatility through its compliance offerings, supporting the quarterly and annual public company reporting processes through its filing services and ActiveDisclosure, as well as its investment companies regulatory and shareholder communications offerings, including FundSuiteArc.

Services and Products

The Company separately reports its net sales and related cost of sales for its software solutions, tech-enabled services and print and distribution offerings. The Company’s software solutions consist of Venue, ActiveDisclosure, eBrevia, FundSuiteArc, and others. The Company’s tech-enabled services offerings consist of document composition, compliance-related SEC’s Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) filing services and transaction solutions. The Company’s print and distribution offerings primarily consist of conventional and digital printed products and the related shipping.

Regulatory Developments

The SEC is adopting new as well as amending existing rules and forms to modernize the reporting and disclosure of information by registered investment companies. These changes are driving significant regulatory changes which impact the Company’s customers within its Investment Companies business. As further disclosed in the Company’s Annual Report, on October 13, 2016, the SEC adopted a new N-PORT filing requirement, which requires certain registered investment companies to report information about their portfolio in XML, a structured data format, on a monthly basis, replacing what was previously a quarterly filing requirement. This rule also includes an annual N-CEN filing in XML, replacing a semi-annual filing requirement. The first N-PORT filing deadlines began in April 2019 for larger funds with over $1 billion in assets and, beginning in April 2020, smaller funds began filing N-PORT on a quarterly basis. The Company’s ArcFiling software solution supports both filings.

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

On March 11, 2020, the SEC announced that it has adopted a new rule 498A under the Securities Act of 1933, as amended (the “Securities Act”) and related regulatory amendments permitting variable annuity and variable life insurance contracts to use a more concise summary prospectus to provide disclosures to investors. More detailed information about the variable annuity or variable life insurance contract will be available online, and an investor can now choose to have that information delivered on paper. The new rule and related form amendments will become effective on July 1, 2020 with compliance required by January 1, 2022. The Company expects the majority of its insurance customers will adopt the rule by early 2021. As a result, the Company expects a decline in printed prospectus volume in 2021 and beyond. Based on the requirements of the rule, the Company is also expecting an increase in revenue from the ArcPro software solution and related regulatory filings.

Segments

In the first quarter of 2020, management realigned the Company’s operating segments to reflect changes in the manner in which the chief operating decision maker assesses information for decision-making purposes. The Company’s four operating and reportable segments are: Capital Markets – Software Solutions (“CM-SS”), Capital Markets – Compliance and Communications Management (“CM-CCM”), Investment Companies – Software Solutions (“IC-SS”), and Investment Companies – Compliance and Communications Management (“IC-CCM”). Corporate is not an operating segment and consists primarily of unallocated selling, general and administrative (“SG&A”) activities and associated expenses, as further described below.

All prior year amounts related to segments have been reclassified to conform to the Company’s current reporting structure. There is no impact on the Company’s previously reported consolidated statements of operations, statements of comprehensive income, balance sheets, statements of cash flows or statements of changes in stockholders’ equity as a result of the new segmentation. For the Company’s financial results and the presentation of certain other financial information by segment, see Note 13, Segment Information, to the Unaudited Condensed Consolidated Financial Statements.

Capital Markets

The Company provides software solutions, technology-enabled services and print and distribution solutions to public and private companies for deal solutions and compliance to companies that are or preparing to become subject to the filing and reporting requirements of the Securities Act and the Securities Act of 1934, as amended (the “Exchange Act”). Capital markets’ clients leverage the Company’s software offerings, proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the EDGAR system for their transactional and ongoing compliance needs. The Company assists its capital markets clients throughout the course of public and private business transactions; M&A, IPOs, debt offerings and other similar transactions. In addition, the Company provides clients with compliance solutions to prepare their ongoing required Exchange Act filings that are compatible with the SEC’s EDGAR system, most notably Form 10-K, Form 10-Q, Form 8-K and Proxy Form DEF 14A. The Company’s operating segments associated with its capital markets services and products offerings are as follows:

Capital Markets – Software Solutions—The Company provides software solutions to its capital markets clients through its CM-SS segment. The Company’s Venue solution is a highly secure data room platform that allows clients to share confidential information in real-time throughout the transaction lifecycle. Clients can maintain control over sensitive data when conducting due diligence for M&A, raising capital for an IPO or developing a document repository. Specifically, companies have used Venue to securely organize, manage, distribute and track corporate governance, financing, legal and other documents in an online workspace accessible to internal and outside advisors. Via integration with the Company’s eBrevia solution, Venue can use artificial intelligence to analyze documents to help clients better understand their content and make informed decisions.

The Company’s cloud-based ActiveDisclosure platform provides clients with end-to-end solutions to collaborate, tag, validate and file with the SEC efficiently. By leveraging its browser-enabled platform, ActiveDisclosure brings teams together across departments, functions and geographies in real time to create and edit Word, Excel or PowerPoint documents across devices, simultaneously. When combined with ActiveLink, a synchronous updating tool, ActiveDisclosure seamlessly flows changes throughout an entire document automatically, reducing risk and providing additional assurance to clients.

The Company’s EDGAR® Online solution delivers intelligent solutions in financial disclosures, creating and distributing company data and public filings for equities, mutual funds and other publicly traded assets.

Capital Markets – Compliance & Communications Management—The CM-CCM segment provides technology-enabled services and print and distribution solutions for its capital markets clients. In addition, the Company offers clients the use of private conferencing facilities in most major cities in the U.S. and international jurisdictions to maintain confidentiality in deal negotiations and provide clients a place to host in-person working groups to meet, strategize and prepare documents for the transactional deal stream.

Investment Companies

The Company provides software solutions, technology-enabled services and print, distribution and fulfillment solutions to its investment companies clients that are subject to the filing and reporting requirements of the Securities Act of 1940, as amended (the “Investment Act”), primarily mutual fund companies, alternative investment companies, insurance companies and third-party fund administrators. The Company’s suite of solutions enables its investment company clients to comply with applicable ongoing SEC regulations, as well as to create, manage, and deliver accurate and timely financial communications to investors and regulators. The Company also provides pre- and post-enrollment information to healthcare providers. Investment company clients leverage the Company’s proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the EDGAR system. The Company’s operating segments associated with its investment companies services and products offerings are as follows:

Investment Companies – Software Solutions—The Company provides software products to its investment companies clients through its IC-SS segment. The Company’s proprietary FundSuiteArc software platform provides clients with a comprehensive suite of cloud-based solutions and services that store and manage information in a self-service, central repository for compliance and regulatory documents to be easily accessed, assembled, edited, translated, rendered and submitted to regulators. FundSuiteArc offers cloud-based solutions featuring automation and single-source data validation that streamlines processes and drives efficiency for clients. FundSuiteArc includes ArcFiling, ArcReporting, ArcPro, and ArcRegulatory.

Investment Companies – Compliance & Communications Management—Through its IC-CCM segment, the Company provides its investment companies clients with technology-enabled solutions for creating and filing high-quality regulatory documents and solutions for investor communications, as well as the eXtensible Business Reporting Language (“XBRL”)-formatted filings pursuant to the Investment Act, through the SEC’s EDGAR system.

The IC-CCM segment also provides turnkey proxy services, including discovery, planning and implementation, print and mail management, solicitation, tabulation services, shareholder meeting review and expert support.

Corporate

The Company reports certain unallocated SG&A activities and associated expenses within Corporate, including, in part, executive, legal, finance, marketing, communications and certain facility costs. In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefit plan expense (income) and share-based compensation, are included in Corporate and are not allocated to the operating segments.

Executive Overview

First Quarter Overview

Net sales decreased by $8.9 million, or 3.9%, to $220.7 million from $229.6 million for the first quarter of 2020 compared to the same period in the prior year, including a $0.5 million, or 0.2%, decrease due to changes in foreign exchange rates. Net sales decreased primarily due to lower mutual funds compliance and transaction print, lower commercial print and lower capital markets transactional print, partially offset by higher FundSuiteArc and ActiveDisclosure volumes.

Income from operations for the first quarter of 2020 increased by $5.3 million, or 80.3%, to $11.9 million from $6.6 million for the three months ended March 31, 2019, primarily due to the favorable sales mix and the impact from cost control initiatives.

COVID-19

In December 2019, a novel strain of coronavirus, currently known as COVID-19 (“COVID-19”), was identified in China and has since extensively impacted the global health and economic environment. On March 11, 2020, the World Health Organization (“WHO”) characterized COVID-19 as a pandemic. Although COVID-19 has adversely impacted the Company’s financial condition, results of operations and overall financial performance, the extent of that impact is currently uncertain and depends on factors including the impact on the Company’s customers, employees and vendors.

The COVID-19 pandemic may have a material adverse impact on the Company’s customers’ financial results, which may force the Company’s clients to alter their plans for purchasing the Company’s services and products. In addition, the global markets have been and continue to be disrupted due to the COVID-19 pandemic, which has negatively impacted the Company’s transactional offerings and that negative impact is expected to continue. Some of this volatility is mitigated through the Company’s compliance offerings, supporting the quarterly and annual public company reporting processes, as well as its investment companies regulatory and shareholder communications offerings. If the Company’s customers reduce, defer or cancel their spending with DFIN, it would materially adversely impact the Company’s business, results of operations and overall financial performance.

Some of the Company’s operations also have been affected by a range of external factors related to the COVID-19 pandemic that are not within the Company’s control. For example, many jurisdictions have imposed a wide range of restrictions on the physical movement of the Company’s employees and vendors to limit the spread of COVID-19. If the COVID-19 pandemic has a substantial impact on the Company’s or vendors’ employee attendance or productivity, the Company’s operations are expected to be adversely affected, and in turn the Company’s results of operations and overall financial performance would be harmed. Furthermore, the Company’s insurance costs may increase.

The Company has taken numerous steps, and will continue to take further actions, in its response to the COVID-19 pandemic. The Company has implemented business continuity plans and has instructed all employees that can work from home to do so, has implemented travel restrictions and has conducted virtual customer and employee meetings. These decisions may delay or reduce sales and harm productivity and collaboration. The Company has also incurred $0.8 million of incremental expenses as a result of the COVID-19 pandemic during the three months ended March 31, 2020, including incremental vendor costs, premium wages paid to certain employees as well as costs to clean and disinfect the Company’s facilities more frequently. The Company expects to continue to incur such costs in future periods, however, the impact of such costs on the Company’s financial condition, results of operations and overall financial performance cannot be predicted at this time. The Company is also working closely with its clients to support them as they implement their own contingency plans, helping them access the Company’s services and products and continue to meet their regulatory requirements.

The Company believes that implementing cost reduction efforts will help mitigate the impact that reduced revenues will have on 2020 income from operations. The Company has reduced expenses and may take further actions that alter its business operations as the situation evolves. The ultimate impact of the COVID-19 pandemic and the effects on the Company’s business, financial condition, liquidity, and financial results cannot be predicted at this time. Refer to “Risk Factors” for further discussion of the impact of the COVID-19 pandemic on the Company’s business.

Financial Review

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s significant accounting policies and critical estimates are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 26, 2020 (the “Annual Report”).

In the financial review that follows, the Company discusses its unaudited condensed consolidated results of operations, cash flows and certain other information. This discussion should be read in conjunction with the Company’s Unaudited Condensed Consolidated Financial Statements and the related notes.

Results of Operations for the Three months ended March 31, 2020 as Compared to the Three months ended March 31, 2019

The following table shows the results of operations for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Net sales
Tech-enabled services	$81.9	$83.2	$(1.3)	(1.6%)
Software solutions	47.3	44.7	2.6	5.8%
Print and distribution	91.5	101.7	(10.2)	(10.0%)
Total net sales	220.7	229.6	(8.9)	(3.9%)
Cost of sales (1)
Tech-enabled services	42.8	48.8	(6.0)	(12.3%)
Software solutions	24.8	26.6	(1.8)	(6.8%)
Print and distribution	68.7	78.5	(9.8)	(12.5%)
Total cost of sales	136.3	153.9	(17.6)	(11.4%)
Selling, general and administrative expenses (1)	57.0	54.9	2.1	3.8%
Depreciation and amortization	12.4	12.1	0.3	2.5%
Restructuring, impairment and other charges, net	3.1	2.1	1.0	47.6%
Income from operations	11.9	6.6	5.3	80.3%
Interest expense, net	4.6	8.9	(4.3)	(48.3%)
Investment and other income, net	(0.4)	(0.6)	0.2	(33.3%)
Earnings (loss) before income taxes	7.7	(1.7)	9.4	nm
Income tax expense (benefit)	3.6	(0.3)	3.9	nm
Net earnings (loss)	$4.1	$(1.4)	$5.5	nm

________________

(1)	Exclusive of depreciation and amortization.

nm – Not meaningful

Consolidated

Net sales of tech-enabled services for the three months ended March 31, 2020 decreased $1.3 million, or 1.6%, to $81.9 million, versus the three months ended March 31, 2019. Net sales of tech-enabled services decreased due to lower capital markets transactional and compliance volumes.

Net sales of software solutions for the three months ended March 31, 2020 increased $2.6 million, or 5.8%, to $47.3 million versus the three months ended March 31, 2019. Net sales of software solutions increased primarily due to higher FundSuiteArc and ActiveDisclosure volumes.

Net sales of print and distribution for the three months ended March 31, 2020 decreased $10.2 million, or 10.0%, to $91.5 million versus the three months ended March 31, 2019. Net sales of print and distribution decreased due to lower mutual funds compliance and transactional print, lower commercial print and lower capital markets transactional print.

Tech-enabled services cost of sales for the three months ended March 31, 2020 decreased $6.0 million, or 12.3%, to $42.8 million, compared to the three months ended March 31, 2019, primarily due to the impact of the lower volumes and cost control initiatives. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales decreased 6.4% as a result of cost control initiatives.

Software solutions cost of sales decreased $1.8 million, or 6.8%, to $24.8 million, for the three months ended March 31, 2020 versus the three months ended March 31, 2019, primarily due to the impact of cost control initiatives. As a percentage of software solutions net sales, software solutions cost of sales decreased 7.1% as a result of cost control initiatives.

Print and distribution cost of sales decreased $9.8 million, or 12.5%, to $68.7 million, for the three months ended March 31, 2020 versus the three months ended March 31, 2019. Print and distribution cost of sales decreased due to the lower volumes and cost control initiatives. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 2.1% as a result of cost control initiatives.

SG&A expenses increased $2.1 million, or 3.8%, to $57.0 million, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to higher healthcare benefit claims. As a percentage of net sales, SG&A expenses increased from 23.9% for the three months ended March 31, 2019 to 25.8% for the three months ended March 31, 2020 due to higher healthcare benefit claims and higher commission expenses due to sales mix.

Depreciation and amortization increased $0.3 million, or 2.5%, to $12.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Depreciation and amortization included $3.4 million and $3.7 million of amortization of other intangible assets related to customer relationships and a tradename for the three months ended March 31, 2020 and 2019, respectively.

Restructuring, impairment and other charges, net for the three months ended March 31, 2020, were $3.1 million, as compared to $2.1 million for the three months ended March 31, 2019. In 2020, these charges included $1.6 million for employee termination costs of 51 employees, substantially all of whom were terminated as of March 31, 2020, and $1.5 million for other charges primarily related to the realignment of the Company’s operating segments. In 2019, these charges included $2.0 million of employee termination costs for 72 employees, substantially all of whom were terminated as of March 31, 2019.

Income from operations for the three months ended March 31, 2020 increased $5.3 million, or 80.3%, to $11.9 million versus the three months ended March 31, 2019, primarily due to the favorable sales mix and the impact from the cost control initiatives.

Interest expense, net decreased $4.3 million to $4.6 million for the three months ended March 31, 2020 versus the same period in 2019, due to the payoff of the Company’s term loan credit facility in 2019 and the $2.3 million gain on debt extinguishment during three months ended March 31, 2020, as further described in Note 8, Debt, partially replaced by the Revolving Facility (as defined below) that carries a lower interest rate.

Investment and other income, net for both the three months ended March 31, 2020 and the three months ended March 31, 2019 primarily consisted of net pension plan income.

The effective income tax rate was 46.8% for the three months ended March 31, 2020 compared to 17.6% for the three months ended March 31, 2019. The effective income tax rate for the three months ended March 31, 2020 was primarily driven by the Company’s inability to recognize a tax benefit on certain losses. The effective income tax rate for the three months ended March 31, 2019 reflects lower earnings as well as a decrease in the taxation of certain foreign earnings.

Information by Segment

The following tables summarize net sales, income from operations and certain items impacting comparability within each of the operating segments and Corporate.

Capital Markets – Software Solutions

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Net sales	$31.2	$30.5	$0.7	2.3%
Income from operations	1.8	0.1	1.7	nm
Operating margin	5.8%	0.3%
Items impacting comparability
Restructuring, impairment and other charges, net	0.3	0.3	—	—

________________

nm – Not meaningful

Net sales for the three months ended March 31, 2020 were $31.2 million, an increase of $0.7 million, or 2.3%, compared to the three months ended March 31, 2019. Net sales increased primarily due to higher ActiveDisclosure volumes.

Income from operations increased $1.7 million to $1.8 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to the impact of cost control initiatives.

Operating margins increased from 0.3% for the three months ended March 31, 2019 to 5.8% for the three months ended March 31, 2020 primarily due to cost control initiatives.

Capital Markets – Compliance and Communication Management

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Net sales	$99.1	$102.0	$(2.9)	(2.8%)
Income from operations	21.4	14.7	6.7	45.6%
Operating margin	21.6%	14.4%
Items impacting comparability
Restructuring, impairment and other charges, net	0.5	0.9	(0.4)	(44.4%)
COVID-19 related expenses	0.3	—	0.3	nm

_____________

nm – Not meaningful

Net sales for the three months ended March 31, 2020 were $99.1 million, a decrease of $2.9 million, or 2.8%, compared to the three months ended March 31, 2019 primarily due to lower transactional and compliance volumes.

Income from operations increased $6.7 million, or 45.6%, to $21.4 million compared to the three months ended March 31, 2019, primarily due to cost control initiatives and a favorable sales mix.

Operating margins increased from 14.4% for the three months ended March 31, 2019 to 21.6% for the three months ended March 31, 2020 primarily due to cost control initiatives and a favorable sales mix.

Investment Companies – Software Solutions

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Net sales	$16.1	$14.2	$1.9	13.4%
Income (loss) from operations	0.1	(3.7)	3.8	nm
Operating margin	0.6%	(26.1%)
Items impacting comparability
Restructuring, impairment and other charges, net	0.3	0.1	0.2	nm

________________

nm – Not meaningful

Net sales for the three months ended March 31, 2020 were $16.1 million, an increase of $1.9 million, or 13.4%, compared to the three months ended March 31, 2019 primarily due to higher FundSuiteArc volumes.

Income from operations increased $3.8 million, or 102.7%, to $0.1 million compared to an operating loss of $3.7 million for the three months ended March 31, 2019, primarily due to cost control initiatives and higher sales volumes.

Operating margins increased from a negative margin of 26.1% for the three months ended March 31, 2019 to 0.6% for the three months ended March 31, 2020 primarily due to cost control initiatives.

Investment Companies – Compliance and Communication Management

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Net sales	$74.3	$82.9	$(8.6)	(10.4%)
Income from operations	2.1	6.7	(4.6)	(68.7%)
Operating margin	2.8%	8.1%
Items impacting comparability
Restructuring, impairment and other charges, net	0.4	0.4	—	—
COVID-19 related expenses	0.5	—	0.5	nm

________________

nm – Not meaningful

Net sales for the three months ended March 31, 2020 were $74.3 million, a decrease of $8.6 million, or 10.4%, compared to the three months ended March 31, 2019 primarily due to lower mutual funds compliance and transactional volumes and lower commercial print volumes.

Income from operations decreased $4.6 million, or 68.7%, to $2.1 million compared to the three months ended March 31, 2019, primarily due to the lower sales volumes and COVID-19 related expenses, partially offset by cost control initiatives.

Operating margins decreased from 8.1% for the three months ended March 31, 2019 to 2.8% for the three months ended March 31, 2020 primarily due to the lower sales volume, partially offset by cost control initiatives.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Operating expenses	$13.5	$11.2
Items impacting comparability
Share-based compensation expense	2.3	1.5
Restructuring, impairment and other charges, net	1.6	0.4
eBrevia contingent consideration	(0.4)	—
Investor-related expenses	—	1.0
Spin-off related transaction expenses	—	0.4

Corporate operating expenses for the three months ended March 31, 2020 increased $2.3 million, or 20.5%, versus the same period in 2019 primarily due to higher restructuring, impairment and other charges, net as a result of the realignment of the Company’s operating segments as well as higher healthcare benefit claims and higher share-based compensation expense, partially offset by lower investor-related expenses.

Non-GAAP Measures

The Company believes that certain Non-GAAP measures, such as Non-GAAP adjusted EBITDA (“Adjusted EBITDA”), provide useful information about the Company’s operating results and enhance the overall ability to assess the Company’s financial performance. The Company uses these measures, together with other measures of performance under GAAP, to compare the relative performance of operations in planning, budgeting and reviewing the performance of its business. Adjusted EBITDA allows investors to make a more meaningful comparison between the Company’s core business operating results over different periods of time. The Company believes that Adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provides useful information about the Company’s business without regard to potential distortions. By eliminating potential differences in results of operations between periods caused by factors such as depreciation and amortization methods, historic cost and age of assets, restructuring, impairment and other charges, acquisition-related expenses and gain or loss on certain equity investments and asset sales, the Company believes that Adjusted EBITDA can provide a useful additional basis for comparing the current performance of the underlying operations being evaluated.

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

In addition to the factors listed above, the following items are excluded from Adjusted EBITDA:

•

Share-based compensation expense. Although share-based compensation is a key incentive offered to certain of the Company’s employees, business performance is evaluated excluding share-based compensation expenses. Depending upon the size, timing and the terms of grants, non-cash compensation expense may vary but will recur in future periods.

•

COVID-19 related expenses. Incremental expenses incurred as a result of the COVID-19 pandemic, including incremental vendor costs, premium wages paid to certain employees and additional costs to clean and disinfect the Company’s facilities more frequently.

•	Investor-related expenses. Expenses incurred related to non-routine investor matters, which include third-party advisory and consulting fees and legal fees.

•

Spin-off related transaction expenses. The Company has incurred expenses related to the 2016 separation from R.R. Donnelley & Sons Company (“RRD”) (the “Separation”) to operate as a standalone publicly traded company. These expenses included third-party consulting fees, information technology expenses, employee retention payments, legal fees and other costs related to the Separation, including system implementation expenses related to transitioning from transition service agreements with RRD and LSC Communications, Inc. Management does not believe that these expenses are reflective of ongoing operating results.

A reconciliation of GAAP net earnings (loss) to Adjusted EBITDA for the three months ended March 31, 2020 and 2019 for these adjustments is presented in the following table:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net earnings (loss)	$4.1	$(1.4)
Restructuring, impairment and other charges, net	3.1	2.1
Share-based compensation expense	2.3	1.5
COVID-19 related expenses	0.8	—
eBrevia contingent consideration	(0.4)	—
Investor-related expenses	—	1.0
Spin-off related transaction expenses	—	0.4
Depreciation and amortization	12.4	12.1
Interest expense, net	4.6	8.9
Investment and other income, net	(0.4)	(0.6)
Income tax expense (benefit)	3.6	(0.3)
Adjusted EBITDA	$30.1	$23.7

Restructuring, impairment and other charges, net—The three months ended March 31, 2020 included $1.6 million for employee termination costs and $1.5 million for other charges, primarily related to the realignment of the Company’s operating segments. The three months ended March 31, 2019 included $2.0 million for employee termination costs and $0.1 million for other charges.

Share-based compensation expense—Included charges of $2.3 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively.

COVID-19 related expenses—Included charges of $0.8 million for the three months ended March 31, 2020, primarily related to incremental vendor costs and premium wages paid to certain employees.

eBrevia contingent consideration—Included a gain of $0.4 million for the three months ended March 31, 2020 as a result of a decrease in the estimated contingent consideration to be paid to the former owners of eBrevia.

Investor-related expenses—Included charges of $1.0 million related to non-routine investor matters for the three months ended March 31, 2019, primarily third-party advisory, consulting and legal fees.

Spin-off related transaction expenses—Included charges of $0.4 million for the three months ended March 31, 2019 primarily related to third-party consulting fees.

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

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes. The Company has the ability to repatriate any previously taxed foreign cash associated with the foreign earnings subject to the U.S. parent with minimal tax consequences. The Company maintains its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S. with the exception of the previously taxed foreign cash already subject to U.S. tax. The Company repatriated excess cash at its foreign subsidiaries to the U.S. during the year ended December 31, 2019 and does not plan to make cash repatriations during 2020.

Cash and cash equivalents of $7.7 million at March 31, 2020 included $3.4 million in the U.S. and $4.3 million at international locations.

The following describes the Company’s cash flows for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net cash used in operating activities	$(37.1)	$(68.3)
Net cash used in investing activities	(8.2)	(17.1)
Net cash provided by financing activities	37.5	47.1
Effect of exchange rate on cash and cash equivalents	(1.7)	1.5
Net decrease in cash and cash equivalents	$(9.5)	$(36.8)

Cash Flows Used in Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor, rent, raw materials and other operating activities.

Net cash used in operating activities was $37.1 million for the three months ended March 31, 2020 compared to $68.3 million for the three months ended March 31, 2019. The decrease in cash used in operating activities of $31.2 million was primarily due to favorable operating results and a decrease in income taxes paid. Cash paid for income taxes, net of refunds, decreased by $11.8 million to $2.0 million for the three months ended March 31, 2020, from $13.8 million for the three months ended March 31, 2019, due primarily to the payment of taxes in 2019 on the gain from the 2018 sale of the Language Solutions business. Accounts receivable decreased operating cash flows by $55.7 million for the three months ended March 31, 2020, as compared to $63.6 million for the three months ended March 31, 2019 due to increased collection efforts and the timing of customer payments in the three months ended March 31, 2020. Accounts payable and accrued liabilities and other increased operating cash flows by $8.5 million for the three months ended March 31, 2020, as compared to a $0.6 million increase in operating cash flows for the three months ended March 31, 2019, primarily due to the timing of supplier payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $8.2 million for the three months ended March 31, 2020, and primarily consisted of capital expenditures of $6.9 million, mostly driven by investment in software development. The Company expects that capital expenditures for 2020 will be approximately $30.0 million.

Net cash used in investing activities was $17.1 million for the three months ended March 31, 2019, and primarily consisted of capital expenditures of $15.1 million, mostly driven by an investment in digital printers and investments in software development.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $37.5 million. During the three months ended March 31, 2020, the Company received $146.5 million of proceeds from the Revolving Facility borrowings, partially offset by $40.5 million of payments on the Revolving Facility borrowings, as well as utilized $63.3 million for the purchase and retirement of certain of the Company’s Notes. The Company’s common stock repurchases for the three months ended March 31, 2020 totaled $5.2 million.

Net cash provided by financing activities was $47.1 million for the three months ended March 31, 2019. During the three months ended March 31, 2019, the Company received $178.5 million of proceeds from the Revolving Facility borrowings, partially offset by $130.0 million of payments on the Revolving Facility borrowings. The Company’s common stock repurchases for the three months ended March 31, 2019 totaled $1.2 million.

Debt

The Company’s debt as of March 31, 2020 and December 31, 2019 consisted of the following (in millions):

	March 31, 2020	December 31, 2019
8.25% senior notes due October 15, 2024	$233.5	$300.0
Borrowings under the Revolving Facility	106.0	—
Unamortized debt issuance costs	(2.9)	(4.0)
Total long-term debt	$336.6	$296.0

8.25% Senior Notes Due 2024— On September 30, 2016, DFIN (the “Parent”) issued $300.0 million of 8.25% senior unsecured notes due October 15, 2024 (the “Notes”). The Company’s Notes, with interest payable semi-annually on April 15 and October 15, were issued pursuant to an indenture (the “Indenture”) where certain wholly-owned domestic subsidiaries of the Company guarantee the Notes (the “Guarantors”). In the first quarter of 2020, the Company purchased and retired $66.5 million (notional amount) of the Notes at an average price of 95.25 and recognized a pre-tax gain on the extinguishment of debt of $2.3 million, which was net of unamortized debt issuance costs, and is recorded within interest expense, net in the Unaudited Condensed Consolidated Statements of Operations.

The Notes are fully and unconditionally as well as jointly and severally guaranteed, on an unsecured basis, by the Guarantors, which are comprised of each of the Company’s existing and future direct and indirect wholly-owned U.S. subsidiaries that guarantee the Company’s obligations under the Credit Facilities, including Donnelley Financial, LLC and DFS International Holding, Inc. The Notes are not guaranteed by the Company’s foreign subsidiaries or unrestricted subsidiaries (“Nonguarantors”). The Indenture governing the Notes contains certain covenants applicable to the Company and its restricted subsidiaries, including limitations on: (1) liens; (2) indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries. Each of these covenants is subject to important exceptions and qualifications.

The Notes and the related guarantees are the Company and the Guarantors’, respective, senior unsecured obligations and rank equally in right of payment to all present and future senior debt, including the obligations under the Company’s Credit Facilities, senior in right of payment to all present and future subordinated debt, and effectively subordinated in right of payment to any of the Company and the Guarantors’ secured debt, to the extent of the value of the assets securing such debt.

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

The following summarized financial information of both the Parent and the Guarantors is presented on a combined basis; intercompany balances and transactions between the Parent and the Guarantors have been eliminated and the summarized financial information does not reflect investments of the Parent or the Guarantors in Nonguarantors. The Parent’s or Guarantor’s amounts due from, amounts due to, and transactions with Nonguarantor are disclosed below:

	March 31, 2020	December 31, 2019
	(in millions)
Current assets	$222.6	$169.5
Noncurrent assets	1,028.3	1,034.8
Current liabilities	172.7	165.2
Noncurrent liabilities	464.2	431.1

Three Months Ended
March 31, 2020
(in millions)
Total net sales	$198.7
Total cost of sales	122.3
Income from operations	14.2
Net earnings	5.3

During the three months ended March 31, 2020, Nonguarantors intercompany revenue and cost of sales totaled $2.6 million each. As of March 31, 2020, and December 31, 2019, an intercompany short-term note receivable due to Nonguarantors from the Parent totaled $4.0 million and $12.0 million, respectively.

Credit Agreement—The Credit Agreement contains a number of covenants, including, but not limited to, a minimum Interest Coverage Ratio and the Consolidated Net Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $20.0 million in aggregate, though additional dividends may be allowed subject to certain conditions. Each of these covenants is subject to important exceptions and qualifications.

As of March 31, 2020, outstanding borrowings under the Revolving Facility totaled $106.0 million. The maturity date of the Revolving Facility is December 18, 2023. Based on the Company’s results of operations for the twelve months ended March 31, 2020 and existing debt, the Company would have had the ability to utilize an incremental $194.0 million of the $300.0 million Revolving Facility and not have been in violation of the terms of the agreement. The current availability under the Revolving Facility and net available liquidity as of March 31, 2020 is shown in the table below:

March 31, 2020
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	106.0
Impact on availability related to outstanding letters of credit	—
$106.0

Current availability at March 31, 2020	$194.0
Cash	7.7
Net Available Liquidity	$201.7

The Company was in compliance with its debt covenants as of March 31, 2020, and expects to remain in compliance based on management’s estimates of operating and financial results for 2020 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of March 31, 2020, the Revolving Facility is supported by sixteen U.S. and international financial institutions. As of March 31, 2020, the Company had $3.8 million in outstanding letters of credit and bank guarantees, of which none reduced the availability under the Revolving Facility. As of March 31, 2020, the Company met all the conditions required to borrow under the Revolving Facility, and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions

The Company’s acquisition of eBrevia closed on December 18, 2018. During the year ended December 31, 2019, the Company paid an additional $4.5 million related to the acquisition of eBrevia; $1.9 million of the purchase price related to the amounts held in escrow was payable as of March 31, 2020 and is expected to be paid during 2020.

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company has updated its accounting policies related to valuation reserves associated with accounts receivable in conjunction with the adoption of ASU 2016-13, as further described in Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the Unaudited Condensed Consolidated Financial Statements. Except for the adoption of ASU 2016-13, there were no other changes to critical accounting policies and estimates from those disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Annual Report.

Goodwill

As discussed in Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the Unaudited Condensed Consolidated Financial Statements, during the first quarter of 2020, management realigned the Company’s operating segments. DFIN’s four operating and reportable segments are the same as its reporting units: CM-SS; CM-CCM; IC-SS; and IC-CCM (“Current Structure”). The Company previously had three reporting units: Capital Markets, Investment Markets and International (“Previous Structure”), that each had goodwill.

As a result of the new segmentation, a goodwill impairment analysis was completed for the Previous Structure, before the reallocation of goodwill to the Current Structure. Each of the reporting units under the Previous Structure were reviewed for impairment as of March 31, 2020 using a quantitative assessment, where the estimated fair value of each reporting unit was compared to its carrying amount, including goodwill. If the carrying amount (“book value”) of a reporting unit exceeds its estimated fair value, an impairment loss is generally recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As a result of the March 31, 2020 goodwill impairment analysis under the Previous Structure, the Company did not recognize any goodwill impairment as the estimated fair values of all reporting units exceeded their respective carrying amounts.

In addition to the impairment analysis under the Previous Structure, a goodwill impairment analysis was completed under the Current Structure. Goodwill was also reassigned within the Current Structure using a relative fair value approach.

Quantitative Assessment—The analysis performed included estimating the fair value of each reporting unit using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipating future cash flows, discount rates and the allocation of shared or corporate items. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The Company weighted both the income and market approach equally to estimate the concluded fair value of each reporting unit.

The determination of fair value in the quantitative assessment requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; the discount rate; terminal growth rates; and forecasts of revenue; operating income; depreciation and amortization; restructuring charges and capital expenditures.

Goodwill Impairment Assumptions— Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of goodwill impairment charge, or both.

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds carrying amount, a “cushion”) or “failed” (the carrying amount exceeds fair value) the quantitative assessment.

As a result of the March 31, 2020 goodwill impairment analysis under the Current Structure, the Company did not recognize any goodwill impairment as the estimated fair values of all reporting units exceeded their respective carrying amounts. CM-SS, CM-CCM and IC-SS all had fair values far in excess of book values; however, the IC-CCM reporting unit’s fair value exceeded its book value by approximately 3%. The small amount of cushion between book value and fair value of the IC-CCM reporting unit is primarily driven by the projected negative impact of regulatory developments for certain services and products. As of March 31, 2020, goodwill allocated to the IC-CCM reporting unit was $40.6 million.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1.0% decrease in estimated annual future cash flows would decrease the estimated fair value of the reporting unit by approximately 1.0%. The estimated long-term net sales growth rate can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. Holding all other assumptions constant, a 1.0% decrease in the long-term net sales growth rate would not have resulted in an impairment loss for any of the Company’s reporting units. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. The discount rate for the IC-CCM reporting unit was 12.0%. Holding all other assumptions constant, a 1.0% increase in the estimated discount rate would have resulted in the fair value of the IC-CCM reporting unit approximating its book value. A 1.0% increase in the discount rate would not have resulted in an impairment for any of the other reporting units under the Current Structure.

The Company believes its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could occur due to the inherent uncertainty in making such estimates. Additionally, the COVID-19 pandemic has created significant uncertainty in the macroeconomic and business outlook. Further price deterioration, lower volumes, additional unfavorable regulatory developments or lower than expected profitability of software products still in development could have a significant impact on the fair values of the reporting units. Further declines in the Company’s operating results due to challenging economic conditions, an unfavorable industry or macroeconomic development or other adverse changes in market conditions could change one of the critical assumptions or estimates the Company uses to calculate the fair value of its reporting units which could result in a decrease in fair value and require the Company to record a goodwill impairment charge in future periods.

The Company performs its goodwill impairment tests annually as of October 31 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company also performs an interim review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s condensed consolidated financial statements are described in Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the Unaudited Condensed Consolidated Financial Statements.

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

These statements may include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and variations of such words and similar expressions are intended to identify the Company’s forward-looking statements.

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could cause the Company’s actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

•

the adverse impacts of the COVID-19 pandemic and other global public health epidemics on the Company’s business and operations, including demand for DFIN services and products, and the Company’s ability to effectively manage the impacts of the coronavirus on its business operations;

•	the volatility of the global economy and financial markets, and its impact on transactional volume;
•	failure to offer high quality customer support and services;
•	the retention of existing, and continued attraction of additional clients;
•	the growth of new technologies with which the Company may be able to adequately compete;
•	the Company’s inability to maintain client referrals;
•	the competitive market for the Company’s products and industry fragmentation affecting prices;
•	the ability to gain client acceptance of the Company’s new products and technologies;
•	delay in market acceptance of the Company’s services and products due to undetected errors or failures found in the Company’s services and products;
•	failure to maintain the confidentiality, integrity and availability of the Company’s systems, software and solutions;
•	failure to properly use and protect client and employee information and data;
•	the effect of a material breach of security or other performance issues of any of Company’s or its vendors’ systems;
•	factors that affect client demand, including changes in economic conditions, national or international regulations and clients’ budgetary constraints;
•	the Company’s ability to access debt and the capital markets due to adverse credit market conditions;
•	the effect of increasing costs of providing healthcare and other benefits to employees;
•	changes in the availability or costs of key materials (such as ink and paper) or in prices received for the sale of by-products;
•	failure to protect the Company’s proprietary technology;
•	failure to successfully integrate acquired businesses;
•	availability to maintain the Company’s brands and reputation;
•	the retention of existing, and continued attraction of, key employees, including management;
•	the effects of operating in international markets, including fluctuations in currency exchange rates; and
•	the effect of economic and political conditions on a regional, national or international basis.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

Consequently, readers of the Quarterly Report on Form 10-Q should consider these forward-looking statements only as the Company’s current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company undertakes no obligation to update or revise any forward-looking statements in this Quarterly Report on Form 10-Q to reflect any new events or any change in conditions or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to the Company’s market risk previously disclosed in the Company’s Annual Report.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2020. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

(b)	Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There were no material changes during the first quarter of 2020 to the risk factors identified in the Company’s Annual Report, except as noted below.

The current COVID-19 pandemic and other global public health epidemics may materially adversely impact the Company’s business, its future results of operations and its overall financial performance.

The Company’s business could be materially adversely affected by the risk, or the public perception of risk, related to a pandemic or widespread health crisis, such as the current COVID-19 pandemic. A significant outbreak of epidemic, pandemic, or contagious diseases in the human population resulting in a widespread health crisis that adversely affect the broader economies and financial markets will also adversely impact the overall demand environment for DFIN’s services and products. The current global health crisis caused by COVID-19 has adversely affected the Company’s workforce and clients, as well as economies and financial markets globally, leading to an economic downturn. A recession is expected to adversely impact the global market for IPOs and other financial transactions, adversely affecting the demand for DFIN’s services and products (see the Company’s Risk Factor “A significant part of the Company’s business is derived from the use of DFIN’s services and products in connection with financial and strategic business transactions. Trends that affect the volume of these transactions may negatively impact the demand for DFIN’s services and products.” in the Company’s Annual Report), and those adverse effects may be material. In addition, any preventative or protective actions that governments implement or that the Company takes in respect of a global health crises such as COVID-19, such as travel restrictions, quarantines or site closures, may interfere with the ability of the Company’s employees and vendors to perform their respective responsibilities and obligations relative to the conduct of DFIN’s business. Such results could have a material adverse effect on DFIN’s operations, business, financial condition, results of operations, or cash flows. For example, when both the State of New Jersey and the Commonwealth of Pennsylvania enacted stay at home orders, the Company was deemed essential and continued to operate, but there can be no assurances that the operations will continue to be deemed essential both in those locations and in other jurisdictions in which the Company or its vendors operate and are allowed to remain operational. In addition, the Company uses vendors in multiple countries to fulfill the global demand for its services. When global lockdowns were ordered by many governments in March, many of the Company’s vendors had to rapidly transition to work from home, creating process inefficiencies. If the Company is not able to meet its client’s work requirements in a timely fashion or at all, the Company’s business, reputation and ability to retain clients would be adversely affected.

The Company is unable to accurately predict the ultimate impact of the current COVID-19 pandemic due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the virus, the duration of the outbreak, actions that may be taken by governmental authorities to contain the virus and any economic recession resulting from the pandemic. The Company closely monitors the impact of the COVID-19 pandemic, continually assessing its potential effects on its business. The extent to which the Company’s results are affected by COVID-19 will largely depend on future developments which cannot be accurately predicted and are uncertain, but the COVID-19 pandemic or the perception of its effects could have a material adverse effect on DFIN’s business, financial condition, results of operations, or cash flows. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 for additional information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
January 1, 2020 - January 31, 2020	—	$—	—	$—
February 1, 2020 - February 29, 2020	—	$—	—	$—
March 1, 2020 - March 31, 2020	781,365	$6.71	615,896	$21,190,644
Total	781,365	$6.71	615,896	$21,190,644

____________

(a)	165,469 shares were withheld by the Company for tax liabilities upon vesting of equity awards
(b)

On February 4, 2020, the Board authorized a stock repurchase program, under which the Company is authorized to repurchase up to $25.0 million of its outstanding common stock from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The stock repurchase program will be effective through December 31, 2021, however, it may be suspended or discontinued at any time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.1

Indenture, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.2

Description of the Donnelley Financial Solutions, Inc. Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated December 31, 2019, filed on February 26, 2020)

10.1

Credit Agreement, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.2

Amendment No. 1 to Credit Agreement, dated as of October 2, 2017, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2017, filed on November 2, 2017)

10.3

Amendment No. 2 to Credit Agreement, dated as of December 18, 2018, by and among Donnelley Financial Solutions, Inc., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2018, filed on December 18, 2018)

10.4

2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.5

Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2017, filed on May 23, 2017)*

10.6

Amendment to the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan dated May 20, 2019 (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A (file No. 001-37728) filed April 22, 2019)*

10.7

Amendment to Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan dated June 27, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 10-Q dated June 30, 2019, filed on August 1, 2019)*

10.8

Donnelley Financial Solutions, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K dated December 31, 2017, filed on February 28, 2018)*

10.9

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to R.R Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.10

Donnelley Financial Solutions, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.11

Donnelley Financial Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

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

10.41	Form of Performance Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2020, filed on March 6, 2020)*

10.42	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2020, filed on March 6, 2020)*

14.1

Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)

22.1	Guarantor subsidiaries of the Registrant of the Registrant’s 8.25% Senior Notes due October 15, 2024 (filed herewith)

31.1	Certification by Daniel N. Leib, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by David A. Gardella, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONNELLEY FINANCIAL SOLUTIONS, INC.

By:	/s/ DAVID A. GARDELLA
David A. Gardella
Executive Vice President and Chief Financial Officer

Date: May 7, 2020