Form 10-Q
period 2020-06-30
Donnelley Financial Solutions, Inc.
filed 2020-08-05
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes  ☐    No  ☒

As of July 31, 2020, 33,829,165 shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Operations

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales
Tech-enabled services	$115.4	$113.4	$197.3	$196.6
Software solutions	47.6	47.8	94.9	92.5
Print and distribution	91.0	97.7	182.5	199.4
Total net sales	254.0	258.9	474.7	488.5
Cost of sales (1)
Tech-enabled services	47.5	50.6	90.3	99.4
Software solutions	23.7	25.0	48.5	51.6
Print and distribution	66.3	73.4	135.0	151.9
Total cost of sales	137.5	149.0	273.8	302.9
Selling, general and administrative expenses (1)	72.8	57.9	129.8	112.8
Depreciation and amortization	14.7	12.0	27.1	24.1
Restructuring, impairment and other charges, net	25.1	3.8	28.2	5.9
Other operating loss	—	2.8	—	2.8
Income from operations	3.9	33.4	15.8	40.0
Interest expense, net	6.3	9.1	10.9	18.0
Investment and other income, net	(0.5)	(0.5)	(0.9)	(1.1)
(Loss) earnings before income taxes	(1.9)	24.8	5.8	23.1
Income tax (benefit) expense	(0.6)	7.5	3.0	7.2
Net (loss) earnings	$(1.3)	$17.3	$2.8	$15.9

Net (loss) earnings per share:
Basic	$(0.04)	$0.51	$0.08	$0.47
Diluted	$(0.04)	$0.51	$0.08	$0.47
Weighted average number of common shares outstanding:
Basic	34.0	34.1	34.1	34.0
Diluted	34.0	34.2	34.1	34.1

(1)	Exclusive of depreciation and amortization

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) earnings	$(1.3)	$17.3	$2.8	$15.9

Other comprehensive income (loss), net of tax:
Translation adjustments	1.1	0.5	(1.7)	2.7
Adjustment for net periodic pension and other postretirement benefits plan	0.5	0.3	1.1	0.7
Other comprehensive income (loss), net of tax	1.6	0.8	(0.6)	3.4
Comprehensive income	$0.3	$18.1	$2.2	$19.3

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Balance Sheets

(in millions, except per share data)

(UNAUDITED)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$37.4	$17.2
Receivables, less allowances for expected losses of $11.5 in 2020 (2019 - $7.7)	250.4	161.4
Inventories	11.0	11.1
Prepaid expenses and other current assets	16.5	15.9
Assets held for sale	—	5.6
Total current assets	315.3	211.2
Property, plant and equipment, net	19.0	17.5
Right-of-use assets	68.0	80.7
Software, net	54.9	55.0
Goodwill	449.9	450.3
Other intangible assets, net	15.4	21.9
Deferred income taxes, net	13.3	9.0
Other noncurrent assets	28.0	41.3
Total assets	$963.8	$886.9
LIABILITIES
Accounts payable	$54.3	$58.5
Accrued liabilities	136.7	121.0
Short-term debt	0.5	—
Total current liabilities	191.5	179.5
Long-term debt	350.2	296.0
Deferred compensation liabilities	19.7	20.0
Pension and other postretirement benefits plan liabilities	55.7	58.8
Noncurrent lease liabilities	59.8	57.9
Other noncurrent liabilities	16.5	6.1
Total liabilities	693.4	618.3
Commitments and Contingencies (Note 7)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and outstanding: 34.9 shares and 33.8 shares in 2020 (2019 - 34.5 shares and 34.2 shares)	0.3	0.3
Treasury stock, at cost: 1.1 shares in 2020 (2019 - 0.3 shares)	(9.5)	(4.2)
Additional paid-in capital	230.6	225.2
Retained earnings	134.2	131.9
Accumulated other comprehensive loss	(85.2)	(84.6)
Total equity	270.4	268.6
Total liabilities and equity	$963.8	$886.9

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Cash Flows

(in millions)

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net earnings	$2.8	$15.9
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	27.1	24.1
Provision for expected losses on accounts receivable	4.0	3.2
Impairment charges	12.1	—
Share-based compensation	5.4	5.1
Gain on debt extinguishment	(2.3)	—
Deferred income taxes	(4.9)	(4.8)
Net pension plan income	(1.0)	(1.0)
Amortization of right-of-use assets	12.1	11.0
Other	0.2	5.1
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable, net	(93.6)	(90.7)
Inventories	0.1	(0.9)
Prepaid expenses and other current assets	(1.6)	(0.9)
Accounts payable	(4.6)	6.1
Income taxes payable and receivable	6.6	(5.2)
Accrued liabilities and other	25.3	(20.4)
Lease liabilities	(11.1)	(11.5)
Pension and other postretirement benefits plan contributions	(0.5)	(0.4)
Net cash used in operating activities	(23.9)	(65.3)
INVESTING ACTIVITIES
Capital expenditures	(15.7)	(26.2)
Acquisition of business, net of cash acquired	—	(2.6)
Purchase of investment	(1.0)	—
Proceeds from sale of investment	12.8	—
Other investing activities	(0.3)	0.1
Net cash used in investing activities	(4.2)	(28.7)
FINANCING ACTIVITIES
Revolving facility borrowings	240.5	337.0
Payments on revolving facility borrowings	(120.5)	(281.5)
Payments on long-term debt	(63.3)	—
Treasury share repurchases	(5.3)	(1.3)
Debt issuance costs	—	(0.2)
Other financing activities	(1.9)	—
Net cash provided by financing activities	49.5	54.0
Effect of exchange rate on cash and cash equivalents	(1.2)	2.2
Net increase (decrease) in cash and cash equivalents	20.2	(37.8)
Cash and cash equivalents at beginning of year	17.2	47.3
Cash and cash equivalents at end of period	$37.4	$9.5
Supplemental cash flow information
Income taxes paid (net of refunds)	$1.2	$17.6
Interest paid	$13.7	$16.5

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended June 30, 2020 and 2019

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	34.8	$0.3	1.0	$(9.4)	$227.5	$135.5	$(86.8)	$267.1
Net loss	—	—	—	—	—	(1.3)	—	(1.3)
Other comprehensive income	—	—	—	—	—	—	1.6	1.6
Share-based compensation	—	—	—	—	3.1	—	—	3.1
Issuance of share-based awards, net of withholdings and other	0.1	—	0.1	(0.1)	—	—	—	(0.1)
Balance at June 30, 2020	34.9	$0.3	1.1	$(9.5)	$230.6	$134.2	$(85.2)	$270.4

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	34.4	$0.3	0.2	$(3.6)	$218.0	$92.9	$(80.1)	$227.5
Net earnings	—	—	—	—	—	17.3	—	17.3
Other comprehensive income	—	—	—	—	—	—	0.8	0.8
Share-based compensation	—	—	—	—	3.6	—	—	3.6
Issuance of share-based awards, net of withholdings and other	0.1	—	—	(0.1)	—	—	—	(0.1)
Balance at June 30, 2019	34.5	$0.3	0.2	$(3.7)	$221.6	$110.2	$(79.3)	$249.1

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2020 and 2019

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	34.5	$0.3	0.3	$(4.2)	$225.2	$131.9	$(84.6)	$268.6
Net earnings	—	—	—	—	—	2.8	—	2.8
Other comprehensive loss	—	—	—	—	—	—	(0.6)	(0.6)
Adoption of ASU 2016-13	—	—	—	—	—	(0.5)	—	(0.5)
Share-based compensation	—	—	—	—	5.4	—	—	5.4
Common stock repurchases	—	—	0.6	(3.8)	—	—	—	(3.8)
Issuance of share-based awards, net of withholdings and other	0.4	—	0.2	(1.5)	—	—	—	(1.5)
Balance at June 30, 2020	34.9	$0.3	1.1	$(9.5)	$230.6	$134.2	$(85.2)	$270.4

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	34.2	$0.3	0.1	$(2.4)	$216.5	$94.3	$(82.7)	$226.0
Net earnings	—	—	—	—	—	15.9	—	15.9
Other comprehensive income	—	—	—	—	—	—	3.4	3.4
Share-based compensation	—	—	—	—	5.1	—	—	5.1
Issuance of share-based awards, net of withholdings and other	0.3	—	0.1	(1.3)	—	—	—	(1.3)
Balance at June 30, 2019	34.5	$0.3	0.2	$(3.7)	$221.6	$110.2	$(79.3)	$249.1

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

Segments

In the first quarter of 2020, management realigned the Company’s operating segments to reflect changes in the manner in which the chief operating decision maker assesses information for decision-making purposes. The Company’s four operating and reportable segments are: Capital Markets – Software Solutions (“CM-SS”), Capital Markets – Compliance and Communications Management (“CM-CCM”), Investment Companies – Software Solutions (“IC-SS”), and Investment Companies – Compliance and Communications Management (“IC-CCM”). Corporate is not an operating segment and consists primarily of unallocated selling, general and administrative (“SG&A”) activities and associated expenses. All prior year amounts have been reclassified to conform to the Company’s current reporting structure. See Note 12, Segment Information, for additional information.

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

Prepaid Expenses—As of June 30, 2020 and December 31, 2019, prepaid expenses were $10.6 million and $9.6 million, respectively.

Inventory—The components of the Company’s inventories stated at the lower of cost or market, net of excess and obsolescence reserves for raw materials, at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Raw materials and manufacturing supplies	$4.2	$3.9
Work in process	6.8	7.2
Total	$11.0	$11.1

Property, Plant and Equipment—The components of the Company’s property, plant and equipment, net at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Land	$2.8	$0.3
Buildings	31.1	26.8
Machinery and equipment	112.3	111.9
	146.2	139.0
Less: Accumulated depreciation	(127.2)	(121.5)
Total	$19.0	$17.5

Depreciation expense was $4.1 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively, and $5.8 million and $3.3 million for the six months ended June 30, 2020 and 2019, respectively.

Assets Held for Sale—As of December 31, 2019, the Company had one real estate property, primarily consisting of land and an office building, held for sale with a carrying value of $5.6 million. In the second quarter of 2020, the Company suspended the sale process due to uncertainties in the real estate market as a result of the coronavirus pandemic and reclassified assets held for sale back into its respective property, plant and equipment categories.

Software—Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software, excluding amortization expense related to other intangible assets, was $7.3 million and $6.6 million for the three months ended June 30, 2020 and 2019, respectively, and $14.6 million and $13.5 million for the six months ended June 30, 2020 and 2019, respectively.

Investments—The carrying value of the Company’s investments in equity securities was $12.3 million and $25.2 million at June 30, 2020 and December 31, 2019, respectively. During the three months ended June 30, 2020, the Company sold one of its investments in equity securities for $12.8 million, which approximated the carrying value of the investment. The Company measures its equity securities that do not have a readily determinable fair value, at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes. During the six months ended June 30, 2020, there were no events or changes in circumstances that suggested an impairment or an observable price change of any of these investments resulting from an orderly transaction for the identical or a similar investment.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Share-based Compensation—Share-based compensation expense was $3.1 million and $3.6 million for the three months ended June 30, 2020 and 2019, respectively, and $5.4 million and $5.1 million for the six months ended June 30, 2020 and 2019, respectively. The income tax benefit related to share-based compensation expense was $0.5 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively, and $0.6 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively.

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

Transactions affecting the current expected credit loss reserve during the six months ended June 30, 2020 were as follows:

June 30, 2020
Balance, beginning of year	$7.7
Adoption of ASU 2016-13	0.5
Provisions charged to expense and reclassifications	4.3
Write-offs and other	(1.0)
Balance, end of period (a)	$11.5

(a)

As of June 30, 2020, the CECL reserve balance is comprised of a $10.7 million provision for accounts receivable and a $0.8 million provision for unbilled receivables and contract assets, all of which are included in receivables, net on the Unaudited Condensed Consolidated Balance Sheet. As of December 31, 2019, prior to the adoption of ASU 2016-13, the reserve balance was comprised of a $7.7 million allowance for doubtful accounts.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40).” The standard requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and to expense the capitalized implementation costs over the term of the hosting arrangement. The standard is effective for fiscal years beginning after December 15, 2019, and the interim periods within those fiscal years. The Company adopted the standard prospectively on January 1, 2020. The adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period of time to use optional expedients and exceptions for applying U.S. GAAP to contracts and other transactions affected by reference rate reform, if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts and other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. Generally, the expedients and exceptions provided by ASU 2020-04 would only be allowed for contract modifications made prior to December 31, 2022. The Company adopted the standard prospectively in the second quarter of 2020. The adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

Note 2. Revenue

Revenue Recognition

The Company manages highly-customized data and materials, such as filings with the SEC on behalf of its customers pursuant to the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Investment Company Act of 1940, as amended (the “Investment Act”), manages virtual data rooms and performs eXtensible Business Reporting Language (“XBRL”) and related services. Clients are provided with EDGAR filing services, XBRL compliance services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among others. The Company’s software solutions include Venue, the FundSuiteArc software platform, ActiveDisclosure and data and analytics, among others.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Disaggregation of revenue

The following table disaggregates revenue between tech-enabled services, software solutions and print and distribution by reportable segment:

	Three Months Ended June 30,
	2020				2019
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$31.8	$—	$31.8	$—	$32.2	$—	$32.2
Capital Markets - Compliance and Communications Management	87.9	—	32.9	120.8	81.8	—	45.4	127.2
Investment Companies - Software Solutions	—	15.8	—	15.8	—	15.6	—	15.6
Investment Companies - Compliance and Communications Management	27.5	—	58.1	85.6	31.6	—	52.3	83.9
Total net sales	$115.4	$47.6	$91.0	$254.0	$113.4	$47.8	$97.7	$258.9

	Six Months Ended June 30,
	2020				2019
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$63.0	$—	$63.0	$—	$62.7	$—	$62.7
Capital Markets - Compliance and Communications Management	145.8	—	74.1	219.9	141.3	—	87.9	229.2
Investment Companies - Software Solutions	—	31.9	—	31.9	—	29.8	—	29.8
Investment Companies - Compliance and Communications Management	51.5	—	108.4	159.9	55.3	—	111.5	166.8
Total net sales	$197.3	$94.9	$182.5	$474.7	$196.6	$92.5	$199.4	$488.5

Unbilled Receivables and Contract Balances

The timing of revenue recognition may differ from the timing of invoicing customers and these timing differences result in unbilled receivables, contract assets or contract liabilities. Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. Unbilled receivables were $73.3 million at June 30, 2020 and $33.5 million at December 31, 2019. Contract assets were $10.4 million at June 30, 2020 and $8.9 million at December 31, 2019, respectively. Generally, the contract assets balance is impacted by the recognition of additional contract assets, offset by amounts invoiced to customers. For the six months ended June 30, 2020, final amounts invoiced to customers exceeded estimates of standalone selling price as of December 31, 2019 for the related arrangements by approximately $0.1 million. Unbilled receivables and contract assets are included in accounts receivable on the Unaudited Condensed Consolidated Balance Sheets.

Contract liabilities consist of deferred revenue and progress billings which are included in accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. Changes in contract liabilities for the six months ended June 30, 2020 and 2019, respectively, were as follows:

Balance at January 1, 2020	$13.1
Deferral of revenue	22.9
Revenue recognized	(21.0)
Balance at June 30, 2020	$15.0

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Balance at January 1, 2019	$12.0
Deferral of revenue	25.1
Revenue recognized	(25.2)
Balance at June 30, 2019	$11.9

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

As a result of the new segmentation, a goodwill impairment analysis was completed for the Previous Structure during the first quarter of 2020, before the reallocation of goodwill to the Current Structure. Each of the reporting units under the Previous Structure was reviewed for impairment using a quantitative assessment, where the estimated fair value of each reporting unit was compared to its carrying amount, including goodwill. The Company did not recognize any goodwill impairment as the estimated fair values of all reporting units exceeded their respective carrying amounts. In addition to the impairment analysis under the Previous Structure, a goodwill impairment analysis was completed under the Current Structure during the first quarter of 2020 and no goodwill impairment was recognized as the estimated fair values of all reporting units exceeded their respective carrying amounts. Goodwill was reassigned to the Current Structure using a relative fair value approach.

The balances of goodwill by segment are presented below:

	Net book value at March 31, 2020	Foreign exchange and other adjustments	Net book value at June 30, 2020
Capital Markets - Software Solutions	$103.6	$—	$103.6
Capital Markets - Compliance and Communication Management	252.5	—	252.5
Investment Companies - Software Solutions	53.0	0.2	53.2
Investment Companies - Compliance and Communication Management	40.6	—	40.6
Total	$449.7	$0.2	$449.9

The components of other intangible assets at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Book Value
Customer relationships (useful life of 10-15 years)	$149.0	$(1.0)	$(133.6)	$14.4	$149.8	$(1.0)	$(127.7)	$21.1
Trade names (useful life of 5 years)	3.9	—	(3.2)	0.7	3.9	—	(3.1)	0.8
Software license (useful life of 3 years)	0.3	—	—	0.3	—	—	—	—
Total other intangible assets	$153.2	$(1.0)	$(136.8)	$15.4	$153.7	$(1.0)	$(130.8)	$21.9

Amortization expense for other intangible assets was $3.3 million and $3.6 million for the three months ended June 30, 2020 and 2019, respectively, and $6.7 million and $7.3 million for the six months ended June 30, 2020 and 2019. The weighted-average remaining useful life of the unamortized intangible assets as of June 30, 2020 is approximately nine years.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following table outlines the estimated annual amortization expense related to other intangible assets:

For the year ending December 31,	Amount
2020 (excluding the six months ended June 30, 2020)	$5.7
2021	1.0
2022	1.0
2023	0.9
2024	0.7
2025 and thereafter	6.1
Total	$15.4

Note 4. Leases

The Company has operating leases for certain service centers, office space, warehouses and equipment. The Company paid $6.1 million and $7.1 million related to its operating lease liabilities for the three months ended June 30, 2020 and 2019, respectively, and $12.9 million and $13.7 million for the six months ended June 30, 2020 and 2019, respectively.

The components of lease expense for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense	$7.2	$6.4	$13.9	$13.2
Sublease income	(0.9)	(1.7)	(2.2)	(2.5)
Net lease expense	$6.3	$4.7	$11.7	$10.7

The Company’s lease liabilities are presented within the Company’s Unaudited Condensed Consolidated Balance Sheets as follows:

	June 30, 2020	December 31, 2019
Accrued liabilities	$20.7	$22.6
Noncurrent lease liabilities	59.8	57.9
Total	$80.5	$80.5

As further disclosed in Note 5, Restructuring, Impairment and Other Charges, during the second quarter of 2020, the Company recorded impairment charges of $12.1 million on operating lease right-of-use (“ROU”) assets in certain locations.

Note 5. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges recognized in Results of Operations

The Company records restructuring charges associated with management-approved restructuring plans, which could include the elimination of job functions, closure or relocation of facilities, reorganization of operations, changes in management structure, workforce reductions or other actions. Restructuring charges may include ongoing and enhanced termination benefits related to employee separations, contract termination costs, impairment of certain assets and other related costs associated with exit or disposal activities. Severance benefits are provided to employees primarily under the Company’s ongoing benefit arrangements. These severance costs are accrued once management commits to a plan of termination and it becomes probable that employees will be separated and entitled to benefits at amounts that can be reasonably estimated. In some instances, the Company enhances its ongoing termination benefits with one-time termination benefits and employee severance costs to be incurred in relation to these restructuring activities are recognized when employees are notified of their enhanced termination benefits.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the three months ended June 30, 2020 and 2019, the Company recorded the following net restructuring and other charges by segment:

Three Months Ended June 30, 2020	Employee Terminations	Impairment Charges	Other Charges	Total
Capital Markets - Software Solutions	$0.5	$—	$—	$0.5
Capital Markets - Compliance and Communication Management	4.7	12.1	0.1	16.9
Investment Companies - Software Solutions	0.1	—	—	0.1
Investment Companies - Compliance and Communication Management	4.8	—	—	4.8
Corporate	2.2	—	0.6	2.8
Total	$12.3	$12.1	$0.7	$25.1

Three Months Ended June 30, 2019	Total
Capital Markets - Software Solutions	$0.7
Capital Markets - Compliance and Communication Management	2.5
Investment Companies - Software Solutions	—
Investment Companies - Compliance and Communication Management	0.5
Corporate	0.1
Total	$3.8

For the six months ended June 30, 2020 and 2019, the Company recorded the following net restructuring and other charges by segment:

Six Months Ended June 30, 2020	Employee Terminations	Impairment Charges	Other Charges	Total
Capital Markets - Software Solutions	$0.8	$—	$—	$0.8
Capital Markets - Compliance and Communication Management	5.1	12.1	0.2	17.4
Investment Companies - Software Solutions	0.4	—	—	0.4
Investment Companies - Compliance and Communication Management	5.2	—	—	5.2
Corporate	2.4	—	2.0	4.4
Total	$13.9	$12.1	$2.2	$28.2

Six Months Ended June 30, 2019	Employee Terminations	Other Charges	Total
Capital Markets - Software Solutions	$1.0	$—	$1.0
Capital Markets - Compliance and Communication Management	3.3	0.1	3.4
Investment Companies - Software Solutions	0.1	—	0.1
Investment Companies - Compliance and Communication Management	0.9	—	0.9
Corporate	0.5	—	0.5
Total	$5.8	$0.1	$5.9

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the three and six months ended June 30, 2020, the Company recorded net restructuring charges of $12.3 million and $13.9 million, respectively, for employee termination costs for approximately 460 and 510 employees, respectively. The restructuring actions were primarily the result of the upcoming implementation of SEC Rule 30e-3 and amendments to SEC Rule 498A, both of which will significantly reduce print volumes beginning January 1, 2021, and the reorganization of certain capital markets operations as well as selling and administrative functions. Although some employees were terminated as of June 30, 2020, the majority of employees will continue to provide services at least through December 31, 2020.

For the three and six months ended June 30, 2019, the Company recorded net restructuring charges of $3.8 million and $5.8 million for employee termination costs for approximately 95 and 165 employees, respectively, substantially all of whom were terminated as of June 30, 2019. These charges primarily related to the reorganization of certain operations.

The Company abandoned certain operating leases during the second quarter with the intent to sublease. As the fair value of the ROU assets was less than the carrying value, the Company recognized impairments of ROU assets of $12.1 million for both the three and six months ended June 30, 2020, reducing the carrying value of the ROU assets to an estimated combined fair value of $2.4 million. The fair value of these assets was estimated utilizing inputs from market comparables in order to estimate future cash flows expected from sublease income over the remaining lease terms. Future changes in the estimated amount or timing of sublease arrangements could result in further impairment charges.

For the three and six months ended June 30, 2020, the Company also incurred $0.7 million and $2.2 million, respectively, of other charges, primarily related to the realignment of the Company’s operating segments, as further described in Note 12, Segment Information

Restructuring Reserve – Employee Terminations

The Company’s employee terminations liability is included in accrued liabilities in the Company’s Unaudited Condensed Consolidated Balance Sheets. Changes in the accrual for employee terminations during the six months ended June 30, 2020, were as follows:

	December 31, 2019	Restructuring Charges	Reversals	Cash Paid	June 30, 2020
Employee terminations	$1.9	$14.0	$(0.1)	$(3.5)	$12.3

Note 6. Retirement Plans

The components of the estimated net pension plan income for the Company’s pension plans for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest cost	$2.2	$2.7	$4.4	$5.5
Expected return on assets	(3.5)	(3.7)	(7.0)	(7.4)
Amortization, net	0.8	0.5	1.6	0.9
Net pension income	$(0.5)	$(0.5)	$(1.0)	$(1.0)

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

Multiemployer Pension Plans Obligation

On April 13, 2020, LSC Communications, Inc. (“LSC”) announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code (“LSC Chapter 11 Filing”). LSC and the Company separated from R. R. Donnelley & Sons Company (“RRD”) in a tax-free distribution to shareholders effective October 1, 2016 (the “Separation”). In the second quarter of 2020, the Company became aware that, subsequent to the LSC Chapter 11 Filing, LSC failed to make certain required monthly and quarterly withdrawal liability payments to multiemployer pension plans from which RRD had withdrawn prior to the Separation. Responsibility for the pre-Separation withdrawal liability obligations, resulting in such monthly and quarterly payment obligations (the “MEPP Liabilities”), had been assigned to LSC pursuant to the September 14, 2016 Separation and Distribution Agreement among the Company, RRD and LSC (the “Separation Agreement”), however, the Company and RRD remained jointly and severally liable for the MEPP Liabilities pursuant to laws and regulations governing multiemployer pension plans. The Company believes the total undiscounted MEPP Liabilities for which LSC is responsible are approximately $103 million (or approximately $57 million on a discounted basis, assuming a blended discount rate of approximately 10%) and are payable over approximately a 15-year period (through 2034), with annual payments ranging from $1.6 million to $8.5 million.

On July 24, 2020, the Company and RRD signed an agreement agreeing to submit to mediation and, if required, arbitration to determine the final liability allocation between the Company and RRD with respect to the MEPP Liabilities. DFIN and RRD also agreed to share all required monthly and quarterly withdrawal liability payment obligations that become due during the mediation/arbitration period, with an adjustment and repayment to be made for any such payments according to the final allocation.

The Company is required to record a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of June 30, 2020, the Company recorded a contingent liability of $10.2 million for its potential payments in respect of the MEPP Liabilities, representing the Company’s low end of the range of potential outcomes. The Company is not able to reasonably estimate the maximum potential loss due to the uncertainty related to the outcome of the final allocation of the MEPP Liabilities between the Company and RRD. The Company also recorded an additional $2.1 million for the Company’s estimated share of obligations until a final allocation is determined. The expense associated with this liability has been recorded in SG&A expense within the Corporate segment in the Company’s Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020.

There can be no assurance that the Company’s actual future liabilities relating to the MEPP Liabilities will not differ materially from the contingency amount recorded during the second quarter of 2020. The Company’s MEPP Liabilities could also be affected by the financial stability of other employers participating in such plans and decisions by those employers to withdraw from such plans in the future.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 8. Debt

The Company’s debt as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
8.25% senior notes due October 15, 2024	$233.5	$300.0
Borrowings under the Revolving Facility	120.0	—
Unamortized debt issuance costs	(2.8)	(4.0)
Total debt	$350.7	$296.0
Less: current portion (a)	0.5	—
Total long-term debt	$350.2	$296.0

(a)	On July 2, 2020, the Company purchased and retired $0.5 million (notional amount) of the Notes at an average price of 98.75.

Maturities—At June 30, 2020, the Company’s long-term debt was comprised of the 8.25% senior unsecured notes due October 15, 2024 (“Notes”) and borrowings under the Revolving Facility, as defined below.

Fair Value—The fair value of the Notes, which was determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, was determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s Notes was $230.3 million and $308.4 million at June 30, 2020 and December 31, 2019, respectively.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Revolving Credit Facility—On December 18, 2018, the Company entered into a second amendment to the Credit Agreement which extended the maturity date of the Revolving Facility to December 18, 2023. As of June 30, 2020, there was $120.0 million of borrowings outstanding under the Revolving Facility. The weighted average interest rate on borrowings under the Revolving Facility was 2.7% and 5.0% for the six months ended June 30, 2020 and 2019, respectively.

The following table summarizes interest expense, net included in the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest incurred	$6.3	$9.1	$13.2	$18.0
Less: Gain on debt extinguishment	—	—	(2.3)	—
Interest expense, net	$6.3	$9.1	$10.9	$18.0

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

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) earnings per share:
Basic	$(0.04)	$0.51	$0.08	$0.47
Diluted	$(0.04)	$0.51	$0.08	$0.47
Numerator:
Net (loss) earnings	$(1.3)	$17.3	$2.8	$15.9
Denominator:
Weighted average number of common shares outstanding	34.0	34.1	34.1	34.0
Dilutive awards	—	0.1	—	0.1
Diluted weighted average number of common shares outstanding	34.0	34.2	34.1	34.1
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	1.3	0.3	1.1	0.4
Stock options	0.7	0.8	0.8	0.8
Total	2.0	1.1	1.9	1.2

Note 10. Capital Stock

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

During the first quarter of 2020, the Company repurchased 615,896 shares in open market transactions for $3.8 million at an average price of $6.19 per share. During the second quarter of 2020, the Company did not repurchase any shares. As of June 30, 2020, the remaining authorized amount under the current authorization was approximately $21.2 million.

Note 11. Comprehensive Income

The components of other comprehensive income and income tax expense allocated to each component for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$ 1.1	$—	$1.1	$(1.7)	$—	$(1.7)
Adjustment for net periodic pension plan and other postretirement benefits plan	0.8	0.3	0.5	1.6	0.5	1.1
Other comprehensive income (loss)	$1.9	$0.3	$1.6	$(0.1)	$0.5	$(0.6)

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$0.5	$—	$0.5	$2.7	$—	$2.7
Adjustment for net periodic pension plan and other postretirement benefits plan	0.4	0.1	0.3	1.0	0.3	0.7
Other comprehensive income	$0.9	$0.1	$0.8	$3.7	$0.3	$3.4

Accumulated other comprehensive loss by component as of December 31, 2019 and June 30, 2020 were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2019	$(70.9)	$(13.7)	$(84.6)
Other comprehensive income before reclassifications	—	(1.7)	(1.7)
Amounts reclassified from accumulated other comprehensive loss	1.1	—	1.1
Net change in accumulated other comprehensive loss	1.1	(1.7)	(0.6)
Balance at June 30, 2020	$(69.8)	$(15.4)	$(85.2)

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Accumulated other comprehensive loss by component as of December 31, 2018 and June 30, 2019 were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2018	$(66.0)	$(16.7)	$(82.7)
Other comprehensive income before reclassifications	0.1	2.7	2.8
Amounts reclassified from accumulated other comprehensive loss	0.6	—	0.6
Net change in accumulated other comprehensive loss	0.7	2.7	3.4
Balance at June 30, 2019	$(65.3)	$(14.0)	$(79.3)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Classification in the Condensed Consolidated Statements of Operations
	2020	2019	2020	2019
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$0.8	$0.5	$1.6	$0.9	(a)
Reclassifications before tax	0.8	0.5	1.6	0.9
Income tax expense	0.3	0.2	0.5	0.3
Reclassifications, net of tax	$0.5	$0.3	$1.1	$0.6

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

Note 12. Segment Information

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

	Total Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three Months Ended June 30, 2020
Capital Markets - Software Solutions	$31.8	$1.0	$3.6	$3.7
Capital Markets - Compliance and Communication Management	120.8	29.3	4.0	1.4
Investment Companies - Software Solutions	15.8	0.4	3.2	2.7
Investment Companies - Compliance and Communication Management	85.6	2.0	2.6	1.0
Total operating segments	254.0	32.7	13.4	8.8
Corporate	—	(28.8)	1.3	—
Total operations	$254.0	$3.9	$14.7	$8.8

	Total Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three Months Ended June 30, 2019
Capital Markets - Software Solutions	$32.2	$3.4	$3.0	$4.1
Capital Markets - Compliance and Communication Management	127.2	38.3	3.8	2.1
Investment Companies - Software Solutions	15.6	(2.5)	3.0	4.2
Investment Companies - Compliance and Communication Management	83.9	5.8	2.2	0.5
Total operating segments	258.9	45.0	12.0	10.9
Corporate	—	(11.6)	—	0.2
Total operations	$258.9	$33.4	$12.0	$11.1

	Total Net Sales	Income (Loss) from Operations	Assets(1)	Depreciation and Amortization	Capital Expenditures
Six Months Ended June 30, 2020
Capital Markets - Software Solutions	$63.0	$2.8	$165.6	$6.7	$7.0
Capital Markets - Compliance and Communication Management	219.9	50.7	452.1	8.0	1.6
Investment Companies - Software Solutions	31.9	0.5	97.4	6.1	5.5
Investment Companies - Compliance and Communication Management	159.9	4.1	149.8	5.0	1.0
Total operating segments	474.7	58.1	864.9	25.8	15.1
Corporate	—	(42.3)	98.9	1.3	0.6
Total	$474.7	$15.8	$963.8	$27.1	$15.7

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Total Net Sales	Income (Loss) from Operations	Assets(1)	Depreciation and Amortization	Capital Expenditures
Six Months Ended June 30, 2019
Capital Markets - Software Solutions	$62.7	$3.5	$163.2	$6.1	$7.4
Capital Markets - Compliance and Communication Management	229.2	53.0	483.2	7.3	3.8
Investment Companies - Software Solutions	29.8	(6.2)	104.9	6.4	8.3
Investment Companies - Compliance and Communication Management	166.8	12.5	168.0	4.3	6.4
Total operating segments	488.5	62.8	919.3	24.1	25.9
Corporate	—	(22.8)	89.8	—	0.3
Total	$488.5	$40.0	$1,009.1	$24.1	$26.2

(1)	Certain assets are recorded within a segment based on predominant usage, however, as they benefit more than one segment, the related operating expenses are allocated between segments.

Corporate assets primarily consisted of the following items:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$37.4	$17.2
Prepaid expenses and other current assets	11.0	11.7
Right-of-use assets	10.5	11.5
Deferred income taxes, net of valuation allowance	13.3	9.0
Other noncurrent assets	21.6	34.2

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

On June 28, 2018, the SEC announced that it was adopting amendments to require the use of the Inline XBRL (“iXBRL”) format for the submission of operating company financial statement information and fund risk/return summary information to improve the data’s usefulness, timeliness and quality, benefiting investors, other market participants and other data users and decreasing, over time, the cost of preparing data for submission to the SEC. On September 17, 2020, large fund groups, defined as fund groups with net assets of $1 billion or more as of the end of their most recent fiscal year, will become subject to the iXBRL requirements. The Company expects an increase in revenue associated with eXtensible Business Reporting Language (“XBRL”) compliance services for the IC-SS segment (as defined below).

On March 11, 2020, the SEC announced that it has adopted a new rule 498A under the Securities Act of 1933, as amended (the “Securities Act”) and related regulatory amendments permitting variable annuity and variable life insurance contracts to use a more concise summary prospectus to provide disclosures to investors. More detailed information about the variable annuity or variable life insurance contract will be available online, and an investor can now choose to have that information delivered on paper. The new rule and related form amendments became effective on July 1, 2020 with compliance required by January 1, 2022. The Company expects the majority of its insurance customers will adopt the rule by early 2021. As a result, the Company expects a decline in printed prospectus volume in 2021 and beyond. Based on the requirements of the rule, the Company is also expecting an increase in revenue from the ArcPro software solution and related regulatory filings.

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

Capital Markets

The Company provides software solutions, technology-enabled services and print and distribution solutions to public and private companies for deal solutions and compliance to companies that are or preparing to become subject to the filing and reporting requirements of the Securities Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Capital markets’ clients leverage the Company’s software offerings, proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the EDGAR system for their transactional and ongoing compliance needs. The Company assists its capital markets clients throughout the course of public and private business transactions; M&A, IPOs, debt offerings and other similar transactions. In addition, the Company provides clients with compliance solutions to prepare their ongoing required Exchange Act filings that are compatible with the SEC’s EDGAR system, most notably Form 10-K, Form 10-Q, Form 8-K and Proxy Form DEF 14A. The Company’s operating segments associated with its capital markets services and products offerings are as follows:

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

Investment Companies

The Company provides software solutions, technology-enabled services and print, distribution and fulfillment solutions to its investment companies clients that are subject to the filing and reporting requirements of the Investment Company Act of 1940, as amended (the “Investment Act”), primarily mutual fund companies, alternative investment companies, insurance companies and third-party fund administrators. The Company’s suite of solutions enables its investment company clients to comply with applicable ongoing SEC regulations, as well as to create, manage, and deliver accurate and timely financial communications to investors and regulators. The Company also provides pre- and post-enrollment information to healthcare providers. Investment company clients leverage the Company’s proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the EDGAR system. The Company’s operating segments associated with its investment companies services and products offerings are as follows:

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

Investment Companies – Compliance & Communications Management—Through its IC-CCM segment, the Company provides its investment companies clients with technology-enabled solutions for creating and filing high-quality regulatory documents and solutions for investor communications, as well as XBRL-formatted filings pursuant to the Investment Act, through the SEC’s EDGAR system.

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

Executive Overview

Second Quarter Overview

Net sales decreased by $4.9 million, or 1.9%, to $254.0 million from $258.9 million for the second quarter of 2020 compared to the same period in the prior year, including a $0.6 million, or 0.2%, decrease due to changes in foreign exchange rates. Net sales decreased primarily due to a decline in print as a result of lower capital markets transactions and compliance and commercial print volumes partially offset by higher tech-enabled services for capital markets transactions and higher mutual fund transactional print volumes.

Income from operations for the second quarter of 2020 decreased by $29.5 million, or 88.3%, to $3.9 million from $33.4 million for the three months ended June 30, 2019, primarily due to higher restructuring, impairment and other charges along with increased SG&A expense driven by the $12.3 million accrual for the LSC multiemployer pension plans obligation, as further disclosed in Note 7, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements and discussed below, partially offset by the impact from cost control initiatives.

Year-to-Date Overview

Net sales decreased by $13.8 million, or 2.8%, to $474.7 million from $488.5 million for the six months ended June 30, 2020 compared to the same period in the prior year, including a $1.1 million, or 0.2%, decrease due to changes in foreign exchange rates. Net sales decreased primarily due to lower mutual fund compliance volume, a decline in print as a result of lower capital markets transactional and compliance print volumes and a decrease in Venue dataroom volumes, partially offset by higher tech-enabled services for capital markets transactions and higher ActiveDisclosure and FundSuiteArc volumes.

Income from operations for the six months ended June 30, 2020 decreased by $24.2 million, or 60.5%, to $15.8 million from $40.0 million for the six months ended June 30, 2019, primarily due to higher restructuring, impairment and other charges, increased SG&A expense driven by the LSC multiemployer pension plans obligation and the impact of the lower sales volumes, partially offset by the impact from cost control initiatives.

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

The Company has taken numerous steps, and will continue to take further actions, in its response to the COVID-19 pandemic. The Company has implemented business continuity plans and has instructed all employees that can work from home to do so, has implemented travel restrictions and has conducted virtual customer and employee meetings. These decisions may delay or reduce sales and harm productivity and collaboration. The Company has also incurred $1.9 million of incremental expenses, net of sales surcharges, as a result of the COVID-19 pandemic during the six months ended June 30, 2020. Incremental expenses incurred included incremental vendor costs, premium wages paid to certain employees as well as costs to clean and disinfect the Company’s facilities more frequently. As a result of these incremental expenses, the Company invoiced certain customers COVID-19-related sales surcharges to recoup some of the expenses. The Company expects to continue to incur such costs in future periods, however, the impact of such costs on the Company’s financial condition, results of operations and overall financial performance cannot be predicted at this time. The Company is also working closely with its clients to support them as they implement their own contingency plans, helping them access the Company’s services and products and continue to meet their regulatory requirements.

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

Multiemployer Pension Plans Obligation

On April 13, 2020, LSC Communications, Inc. (“LSC”) announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code (“LSC Chapter 11 Filing”). LSC and the Company separated from R. R. Donnelley & Sons Company (“RRD”) in a tax-free distribution to shareholders effective October 1, 2016 (the “Separation”). In the second quarter of 2020, the Company became aware that, subsequent to the LSC Chapter 11 Filing, LSC failed to make certain required monthly and quarterly withdrawal liability payments to multiemployer pension plans from which RRD had withdrawn prior to the Separation. Responsibility for the pre-Separation withdrawal liability obligations, resulting in such monthly and quarterly payment obligations (the “MEPP Liabilities”), had been assigned to LSC pursuant to the September 14, 2016 Separation and Distribution Agreement among the Company, RRD and LSC (the “Separation Agreement”), however, the Company and RRD remained jointly and severally liable for the MEPP Liabilities pursuant to laws and regulations governing multiemployer pension plans. The Company believes the total undiscounted MEPP Liabilities for which LSC is responsible are approximately $103 million (or approximately $57 million on a discounted basis, assuming a blended discount rate of approximately 10%) and are payable over approximately a 15-year period (through 2034), with annual payments ranging from $1.6 million to $8.5 million.

On July 24, 2020, the Company and RRD signed an agreement agreeing to submit to mediation and, if required, arbitration to determine the final liability allocation between the Company and RRD with respect to the MEPP Liabilities. DFIN and RRD also agreed to share all required monthly and quarterly withdrawal liability payment obligations that become due during the mediation/arbitration period, with an adjustment and repayment to be made for any such payments according to the final allocation.

The Company is required to record a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of June 30, 2020, the Company recorded a contingent liability of $10.2 million for its potential payments in respect of the MEPP Liabilities, representing the Company’s low end of the range of potential outcomes. The Company is not able to reasonably estimate the maximum potential loss due to the uncertainty related to the outcome of the final allocation of the MEPP Liabilities between the Company and RRD. The Company also recorded an additional $2.1 million for the Company’s estimated share of obligations until a final allocation is determined. The expense associated with this liability has been recorded in SG&A expense within the Corporate segment in the Company’s Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020.

There can be no assurance that the Company’s actual future liabilities relating to the MEPP Liabilities will not differ materially from the contingency amount recorded during the second quarter of 2020. The Company’s MEPP Liabilities could also be affected by the financial stability of other employers participating in such plans and decisions by those employers to withdraw from such plans in the future.

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

Results of Operations for the Three and Six Months Ended June 30, 2020 as Compared to the Three and Six Months Ended June 30, 2019

The following table shows the results of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in millions, except percentages)
Net sales
Tech-enabled services	$115.4	$113.4	$2.0	1.8%	$197.3	$196.6	$0.7	0.4%
Software solutions	47.6	47.8	(0.2)	(0.4%)	94.9	92.5	2.4	2.6%
Print and distribution	91.0	97.7	(6.7)	(6.9%)	182.5	199.4	(16.9)	(8.5%)
Total net sales	254.0	258.9	(4.9)	(1.9%)	474.7	488.5	(13.8)	(2.8%)
Cost of sales (1)
Tech-enabled services	47.5	50.6	(3.1)	(6.1%)	90.3	99.4	(9.1)	(9.2%)
Software solutions	23.7	25.0	(1.3)	(5.2%)	48.5	51.6	(3.1)	(6.0%)
Print and distribution	66.3	73.4	(7.1)	(9.7%)	135.0	151.9	(16.9)	(11.1%)
Total cost of sales	137.5	149.0	(11.5)	(7.7%)	273.8	302.9	(29.1)	(9.6%)
Selling, general and administrative expenses (1)	72.8	57.9	14.9	25.7%	129.8	112.8	17.0	15.1%
Depreciation and amortization	14.7	12.0	2.7	22.5%	27.1	24.1	3.0	12.4%
Restructuring, impairment and other charges, net	25.1	3.8	21.3	nm	28.2	5.9	22.3	nm
Other operating loss	—	2.8	(2.8)	(100.0%)	—	2.8	(2.8)	(100.0%)
Income from operations	3.9	33.4	(29.5)	(88.3%)	15.8	40.0	(24.2)	(60.5%)
Interest expense, net	6.3	9.1	(2.8)	(30.8%)	10.9	18.0	(7.1)	(39.4%)
Investment and other income, net	(0.5)	(0.5)	—	0.0%	(0.9)	(1.1)	0.2	(18.2%)
(Loss) earnings before income taxes	(1.9)	24.8	(26.7)	nm	5.8	23.1	(17.3)	(74.9%)
Income tax (benefit) expense	(0.6)	7.5	(8.1)	nm	3.0	7.2	(4.2)	(58.3%)
Net (loss) earnings	$(1.3)	$17.3	$(18.6)	nm	$2.8	$15.9	$(13.1)	(82.4%)

(1)	Exclusive of depreciation and amortization.

nm – Not meaningful

Consolidated

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

Net sales of tech-enabled services for the three months ended June 30, 2020 increased $2.0 million, or 1.8%, to $115.4 million versus the three months ended June 30, 2019. Net sales of tech-enabled services increased due to increased capital markets transactional volumes, partially offset by lower mutual funds transactional and compliance volumes.

Net sales of software solutions for the three months ended June 30, 2020 decreased $0.2 million, or 0.4%, to $47.6 million versus the three months ended June 30, 2019. Net sales of software solutions decreased primarily due to lower Venue dataroom volumes, partially offset by higher ActiveDisclosure volumes and price increases in other software compliance solutions.

Net sales of print and distribution for the three months ended June 30, 2020 decreased $6.7 million, or 6.9%, to $91.0 million versus the three months ended June 30, 2019. Net sales of print and distribution decreased due to lower capital markets transactional and compliance print volumes, partially offset by higher mutual fund transactional print volumes.

Tech-enabled services cost of sales for the three months ended June 30, 2020 decreased $3.1 million, or 6.1%, to $47.5 million versus the three months ended June 30, 2019, primarily due to the impact of cost control initiatives, partially offset by the impact of higher sales volumes. As a percentage of tech-enabled services net sales, tech-enabled services costs of sales decreased 3.4% as a result of cost control initiatives.

Software solutions cost of sales decreased $1.3 million, or 5.2%, to $23.7 million, for the three months ended June 30, 2020 versus the three months ended June 30, 2019, primarily due to the impact of cost control initiatives. As a percentage of software solutions net sales, software solutions cost of sales decreased 2.5% primarily as a result of cost control initiatives.

Print and distribution cost of sales decreased $7.1 million, or 9.7%, to $66.3 million, for the three months ended June 30, 2020 versus the three months ended June 30, 2019, primarily due to the impact of cost control initiatives and lower volume. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 2.2% primarily as a result of cost control initiatives.

SG&A expense increased $14.9 million, or 25.7%, to $72.8 million, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to the $12.3 million accrual for the LSC multiemployer pension plans obligation. As a percentage of net sales, SG&A expenses increased from 22.4% for the three months ended June 30, 2019 to 28.7% for the three months ended June 30, 2020 primarily due to the accrual for the LSC multiemployer pension plans obligation.

Depreciation and amortization increased $2.7 million, or 22.5%, to $14.7 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to the acceleration of depreciation as the result of a change in the estimated useful lives of certain assets. Depreciation and amortization included $3.3 million and $3.6 million of amortization of other intangible assets related to customer relationships and a tradename for the three months ended June 30, 2020 and 2019, respectively.

Restructuring, impairment and other charges, net for the three months ended June 30, 2020, were $25.1 million, as compared to $3.8 million for the three months ended June 30, 2019. In 2020, these charges included $12.3 million of employee termination costs for approximately 460 employees, impairment charges of $12.1 million relating to operating lease right-of-use (“ROU”) assets and $0.7 million for other charges primarily related to the realignment of the Company’s operating segments. In 2019, these charges included $3.8 million of employee termination costs for approximately 95 employees.

Other operating loss for the three months ended June 30, 2019, of $2.8 million, related to the estimated payment of amounts related to the disposition of the Language Solutions business.

Income from operations for the three months ended June 30, 2020 decreased $29.5 million, or 88.3%, to $3.9 million versus the three months ended June 30, 2019, primarily due to higher restructuring, impairment and other charges and the $12.3 million accrual for the LSC multiemployer pension plans obligation, partially offset by cost control initiatives.

Interest expense, net decreased $2.8 million to $6.3 million for the three months ended June 30, 2020 versus the same period for 2019 due to the payoff of the Company’s term loan credit facility in 2019 as well as the Company’s purchase and retirement of $66.5 million (notional amount) of the Notes (as defined below) in the first quarter of 2020, partially replaced by the Revolving Facility (as defined below) that carries a lower interest rate.

Investment and other income, net for both the three months ended June 30, 2020 and the three months ended June 30, 2019 primarily consisted of net pension plan income and totaled $0.5 million for both periods.

The effective income tax rate was 31.6% for the three months ended June 30, 2020 compared to 30.2% for the three months ended June 30, 2019. The increase in the effective income tax rate for the three months ended June 30, 2020 was primarily driven by the Company’s inability to recognize a tax benefit on certain losses and the impact of discrete tax adjustments on lower quarter to date earnings, partially offset by a lower forecasted annual effective tax rate.

Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019

Net sales of tech-enabled services for the six months ended June 30, 2020 increased $0.7 million, or 0.4%, to $197.3 million, versus the six months ended June 30, 2019. Net sales of tech-enabled services increased due to higher capital markets transactional volumes, partially offset by lower mutual fund compliance volumes.

Net sales of software solutions for the six months ended June 30, 2020 increased $2.4 million, or 2.6%, to $94.9 million versus the six months ended June 30, 2019. Net sales of software solutions increased primarily due to higher ActiveDisclosure and FundSuiteArc volumes and price increases in other software compliance solutions, partially offset by lower Venue dataroom volume.

Net sales of print and distribution for the six months ended June 30, 2020 decreased $16.9 million, or 8.5%, to $182.5 million versus the six months ended June 30, 2019, due to lower capital markets transactional, mutual fund compliance and capital markets compliance print volumes.

Tech-enabled services cost of sales for the six months ended June 30, 2020 decreased $9.1 million, or 9.2%, to $90.3 million, compared to the six months ended June 30, 2019, primarily due to cost control initiatives. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales decreased 4.8% primarily as a result of cost control initiatives.

Software solutions cost of sales decreased $3.1 million, or 6.0%, to $48.5 million, for the six months ended June 30, 2020 versus the six months ended June 30, 2019, primarily due to cost control initiatives, partially offset by the impact of increased volumes. As a percentage of software solutions net sales, software solutions cost of sales decreased 4.7% primarily as a result of cost control initiatives.

Print and distribution cost of sales decreased $16.9 million, or 11.1%, to $135.0 million, for the six months ended June 30, 2020 versus the six months ended June 30, 2019. Print and distribution cost of sales decreased due to the impact of lower sales volumes and cost control initiatives. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 2.2% primarily as a result of cost control initiatives.

SG&A expenses increased $17.0 million, or 15.1%, to $129.8 million, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to the $12.3 million accrual for the LSC multiemployer pension plans obligation and higher healthcare benefit claims. As a percentage of net sales, SG&A expenses increased from 23.1% for the six months ended June 30, 2019 to 27.3% for the six months ended June 30, 2020 primarily due to the LSC multiemployer pension plans obligation and higher healthcare benefit claims.

Depreciation and amortization increased $3.0 million, or 12.4%, to $27.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to the acceleration of depreciation as the result of a change in the estimated useful lives of certain assets. Depreciation and amortization included $6.7 million and $7.3 million of amortization of other intangible assets related to customer relationships and a tradename for the six months ended June 30, 2020 and 2019, respectively.

Restructuring, impairment and other charges, net for the six months ended June 30, 2020, were $28.2 million, as compared to $5.9 million for the six months ended June 30, 2019. In 2020, these charges included $13.9 million of employee termination costs for approximately 510 employees, impairment charges of $12.1 million relating to operating lease ROU assets and $2.2 million of other charges primarily related to the realignment of the Company’s operating segments. In 2019, these charges included $5.8 million of employee termination costs for approximately 165 employees.

Other operating loss for the six months ended June 30, 2019, of $2.8 million, related to the estimated payment of amounts related to the disposition of the Language Solutions business.

Income from operations for the six months ended June 30, 2020 decreased $24.2 million, or 60.5%, to $15.8 million versus the six months ended June 30, 2019, primarily due to higher restructuring, impairment and other charges, the increase in SG&A as noted above and the impact of lower volumes, partially offset by cost control initiatives.

Interest expense, net decreased $7.1 million to $10.9 million for the six months ended June 30, 2020 versus the same period in 2019, primarily due to the payoff of the Company’s term loan credit facility in 2019 and the $2.3 million gain on debt extinguishment during six months ended June 30, 2020, as further described in Note 8, Debt, to the Unaudited Condensed Consolidated Financial Statements, partially replaced by the Revolving Facility (as defined below) that carries a lower interest rate.

Investment and other income, net for both the six months ended June 30, 2020 and the six months ended June 30, 2019 primarily consisted of net pension plan income and totaled $0.9 million and $1.1 million, respectively.

The effective income tax rate was 51.7% for the six months ended June 30, 2020 compared to 31.2% for the six months ended June 30, 2019. The increase in the effective income tax rate for the six months ended June 30, 2020 was primarily driven by the Company’s inability to recognize a tax benefit on certain losses and the impact of discrete tax adjustments on lower year to date earnings, partially offset by a lower forecasted annual effective tax rate.

Information by Segment

The following tables summarize net sales, income from operations and certain items impacting comparability within each of the operating segments and Corporate.

Capital Markets – Software Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in millions, except percentages)
Net sales	$31.8	$32.2	$(0.4)	(1.2%)	$63.0	$62.7	$0.3	0.5%
Income from operations	1.0	3.4	(2.4)	(70.6%)	2.8	3.5	(0.7)	(20.0%)
Operating margin	3.1%	10.6%			4.4%	5.6%
Items impacting comparability
Restructuring, impairment and other charges, net	0.5	0.7	(0.2)	(28.6%)	0.8	1.0	(0.2)	(20.0%)
Accelerated rent expense	0.1	—	0.1	nm	0.1	—	0.1	nm

nm – Not meaningful

Three months ended June 30, 2020 compared to the Three months ended June 30, 2019

Net sales for the three months ended June 30, 2020 were $31.8 million, a decrease of $0.4 million, or 1.2%, compared to the three months ended June 30, 2019. Net sales decreased primarily due to lower Venue dataroom volumes, partially offset by higher ActiveDisclosure volumes and price increases in other software compliance solutions.

Income from operations decreased $2.4 million, or 70.6%, to $1.0 million for the three months ended June 30, 2020 as compared to $3.4 million for the three months ended June 30, 2019, primarily due to higher commission costs and an unfavorable sales mix.

Operating margins decreased from 10.6% for the three months ended June 30, 2019 to 3.1% for the three months ended June 30, 2020, primarily due to higher commission costs and an unfavorable sales mix.

Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

Net sales for the six months ended June 30, 2020 were $63.0 million, an increase of $0.3 million, or 0.5%, compared to the six months ended June 30, 2019. Net sales increased primarily due to higher ActiveDisclosure volumes and price increases in other software compliance solutions, partially offset by lower Venue dataroom volumes.

Income from operations decreased $0.7 million, or 20.0%, to $2.8 million for the six months ended June 30, 2020 as compared to $3.5 million for the six months ended June 30, 2019, primarily due to an unfavorable sales mix.

Operating margins decreased from 5.6% for the six months ended June 30, 2019 to 4.4% for the six months ended June 30, 2020, primarily due to an unfavorable sales mix.

Capital Markets – Compliance and Communication Management

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in millions, except percentages)
Net sales	$120.8	$127.2	$(6.4)	(5.0%)	$219.9	$229.2	$(9.3)	(4.1%)
Income from operations	29.3	38.3	(9.0)	(23.5%)	50.7	53.0	(2.3)	(4.3%)
Operating margin	24.3%	30.1%			23.1%	23.1%
Items impacting comparability
Restructuring, impairment and other charges, net	16.9	2.5	14.4	nm	17.4	3.4	14.0	nm
COVID-19 related sales surcharges and expenses, net	(1.1)	—	(1.1)	nm	(0.8)	—	(0.8)	nm
Accelerated rent expense	0.2	—	0.2	nm	0.2	—	0.2	nm

nm – Not meaningful

Three months ended June 30, 2020 compared to the Three months ended June 30, 2019

Net sales for the three months ended June 30, 2020 were $120.8 million, a decrease of $6.4 million, or 5.0%, compared to the three months ended June 30, 2019. Net sales decreased primarily due to lower transactional and compliance volumes.

Income from operations decreased $9.0 million, or 23.5%, to $29.3 million compared to the three months ended June 30, 2019, primarily due increased restructuring, impairment and other charges and lower volumes, partially offset by cost control initiatives.

Operating margins decreased from 30.1% for the three months ended June 30, 2019 to 24.3% for the three months ended June 30, 2020, primarily due to the increased restructuring, impairment and other charges, which negatively impacted the change in operating margin by 12.0%, partially offset by cost control initiatives.

Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

Net sales for the six months ended June 30, 2020 were $219.9 million, a decrease of $9.3 million, or 4.1%, compared to the six months ended June 30, 2019, primarily due to lower transactional and compliance volumes.

Income from operations decreased $2.3 million, or 4.3%, to $50.7 million compared to the six months ended June 30, 2020, primarily due to increased restructuring, impairment and other charges and lower volumes, partially offset by cost control initiatives.

Operating margins stayed consistent at 23.1% for the six months ended June 30, 2020 and 2019, as increased restructuring, impairment and other charges, which negatively impacted the change in operating margin by 6.4%, were offset by cost control initiatives.

Investment Companies – Software Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in millions, except percentages)
Net sales	$15.8	$15.6	$0.2	1.3%	$31.9	$29.8	$2.1	7.0%
Income (loss) from operations	0.4	(2.5)	2.9	nm	0.5	(6.2)	6.7	nm
Operating margin	2.5%	(16.0%)			1.6%	(20.8%)
Items impacting comparability
Restructuring, impairment and other charges, net	0.1	—	0.1	nm	0.4	0.1	0.3	nm

nm – Not meaningful

Three months ended June 30, 2020 compared to the Three months ended June 30, 2019

Net sales for the three months ended June 30, 2020 were $15.8 million, an increase of $0.2 million, or 1.3%, compared to the three months ended June 30, 2019. Net sales increased primarily due to increased FundSuiteArc volumes.

Income from operations increased $2.9 million, to $0.4 million compared to an operating loss of $2.5 million for the three months ended June 30, 2019, primarily due to cost control initiatives.

Operating margins increased from a negative margin of 16.0% for the three months ended June 30, 2019 to 2.5% for the three months ended June 30, 2020, primarily due to cost control initiatives.

Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

Net sales for the six months ended June 30, 2020 were $31.9 million, an increase of $2.1 million, or 7.0%, compared to the six months ended June 30, 2019, primarily due to increased FundSuiteArc volumes.

Income from operations increased $6.7 million, to $0.5 million compared to an operating loss of $6.2 million for the six months ended June 30, 2019, primarily due to cost control initiatives and higher sales volumes.

Operating margins increased from a negative margin of 20.8% for the six months ended June 30, 2019 to 1.6% for the three months ended June 30, 2020, primarily due to cost control initiatives.

Investment Companies – Compliance and Communication Management

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in millions, except percentages)
Net sales	$85.6	$83.9	$1.7	2.0%	$159.9	$166.8	$(6.9)	(4.1%)
Income from operations	2.0	5.8	(3.8)	(65.5%)	4.1	12.5	(8.4)	(67.2%)
Operating margin	2.3%	6.9%			2.6%	7.5%
Items impacting comparability
Restructuring, impairment and other charges, net	4.8	0.5	4.3	nm	5.2	0.9	4.3	nm
COVID-19 related sales surcharges and expenses, net	2.1	—	2.1	nm	2.6	—	2.6	nm
Accelerated rent expense	0.3	—	0.3	nm	0.3	—	0.3	nm

nm – Not meaningful

Three months ended June 30, 2020 compared to the Three months ended June 30, 2019

Net sales for the three months ended June 30, 2020 were $85.6 million, an increase of $1.7 million, or 2.0%, compared to the three months ended June 30, 2019, primarily due to increased mutual fund transactional print volumes, partially offset by lower commercial and compliance print volumes.

Income from operations decreased $3.8 million, or 65.5%, to $2.0 million compared to the three months ended June 30, 2019, primarily due to increased restructuring, impairment and other charges and COVID-19 related net charges, partially offset by cost control initiatives.

Operating margins decreased from 6.9% for the three months ended June 30, 2019 to 2.3% for the three months ended June 30, 2020, primarily due to the increased restructuring, impairment and other charges and COVID-19 related net charges, which combined to negatively impact the change in operating margin by 7.5%, partially offset by cost control initiatives.

Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

Net sales for the six months ended June 30, 2020 were $159.9 million, a decrease of $6.9 million, or 4.1%, compared to the six months ended June 30, 2019, primarily due to lower mutual fund compliance and commercial print volumes, partially offset by increased mutual fund transactional print volumes.

Income from operations decreased $8.4 million, or 67.2%, to $4.1 million compared to the six months ended June 30, 2019, primarily due to the increased restructuring, impairment and other charges, COVID-19 related net charges and lower sales volume, partially offset by cost control initiatives.

Operating margins decreased from 7.5% for the six months ended June 30, 2019 to 2.6% for the six months ended June 30, 2020, primarily due to the increased restructuring, impairment and other charges and COVID-19 related net charges, which combined to negatively impact the change in operating margin by 4.3%, partially offset by cost control initiatives.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Operating expenses	$28.8	$11.6	$42.3	$22.8
Items impacting comparability
Share-based compensation expense	3.1	3.6	5.4	5.1
Restructuring, impairment and other charges, net	2.8	0.1	4.4	0.5
LSC multiemployer pension plans obligation	12.3	—	12.3	—
COVID-19 related sales surcharges and expenses, net	0.1	—	0.1	—
eBrevia contingent consideration	—	—	(0.4)	—
Loss on sale of Language Solutions business	—	2.8	—	2.8
Investor-related expenses	—	0.5	—	1.5
Spin-off related transaction expenses	—	—	—	0.4

Three months ended June 30, 2020 compared to the Three months ended June 30, 2019

Corporate operating expenses for the three months ended June 30, 2020 increased $17.2 million versus the same period of 2019, primarily due to the LSC multiemployer pension plans obligation, increased restructuring, impairment and other charges and higher healthcare benefit claims, partially offset by the loss on sale of the Language Solutions business recorded in the second quarter of 2019.

Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

Corporate operating expenses for the six months ended June 30, 2020 increased $19.5 million, or 85.5%, versus the same period in 2019, primarily due to the LSC multiemployer pension plans obligation, increased restructuring, impairment and other charges and higher healthcare benefit claims, partially offset by the loss on sale of the Language Solutions business recorded in the second quarter of 2019 and lower investor-related expenses.

Non-GAAP Measures

The Company believes that certain Non-GAAP measures, such as Non-GAAP adjusted EBITDA (“Adjusted EBITDA”), provide useful information about the Company’s operating results and enhance the overall ability to assess the Company’s financial performance. The Company uses these measures, together with other measures of performance under GAAP, to compare the relative performance of operations in planning, budgeting and reviewing the performance of its business. Adjusted EBITDA allows investors to make a more meaningful comparison between the Company’s core business operating results over different periods of time. The Company believes that Adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provides useful information about the Company’s business without regard to potential distortions. By eliminating potential differences in results of operations between periods caused by factors such as depreciation and amortization methods, historic cost and age of assets, restructuring, impairment and other charges, acquisition-related expenses, gain or loss on certain equity investments and asset sales as well as other items, as described below, the Company believes that Adjusted EBITDA can provide a useful additional basis for comparing the current performance of the underlying operations being evaluated.

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

•

COVID-19 related sales surcharges and expenses, net. Incremental expenses incurred and sales surcharges recognized as a result of the COVID-19 pandemic. Incremental expenses included incremental vendor costs, premium wages paid to certain employees and additional costs to clean and disinfect the Company’s facilities more frequently. As a result of these incremental expenses, the Company invoiced certain customers COVID-19 related surcharges.

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

A reconciliation of GAAP net earnings to Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019 for these adjustments is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net (loss) earnings	$(1.3)	$17.3	$2.8	$15.9
Restructuring, impairment and other charges, net	25.1	3.8	28.2	5.9
Share-based compensation expense	3.1	3.6	5.4	5.1
LSC multiemployer pension plans obligation	12.3	—	12.3	—
COVID-19 related sales surcharges and expenses, net	1.1	—	1.9	—
Accelerated rent expense	0.6	—	0.6	—
eBrevia contingent consideration	—	—	(0.4)	—
Loss on sale of Language Solutions business	—	2.8	—	2.8
Investor-related expenses	—	0.5	—	1.5
Spin-off related transaction expenses	—	—	—	0.4
Depreciation and amortization	14.7	12.0	27.1	24.1
Interest expense, net	6.3	9.1	10.9	18.0
Investment and other income, net	(0.5)	(0.5)	(0.9)	(1.1)
Income tax (benefit) expense	(0.6)	7.5	3.0	7.2
Adjusted EBITDA	$60.8	$56.1	$90.9	$79.8

Restructuring, impairment and other charges, net— The three months ended June 30, 2020 included $12.3 million of employee termination costs, impairment charges of $12.1 million on operating lease ROU assets in certain locations and $0.7 million for other charges primarily related to the realignment of the Company’s operating segments. The six months ended June 30, 2020 included $13.9 million of employee termination costs, impairment charges of $12.1 million on operating lease ROU assets in certain locations and $2.2 million for other charges primarily related to the realignment of the Company’s operating segments. The three and six months ended June 30, 2019, primarily included employee termination costs of $3.8 million and $5.8 million, respectively.

Share-based compensation expense—Included charges of $3.1 million and $3.6 million for the three months ended June 30, 2020 and 2019, respectively, and $5.4 million and $5.1 million for the six months ended June 30, 2020 and 2019, respectively.

LSC multiemployer pension plans obligation—Included a charge of $12.3 million for both the three and six months ended June 30, 2020 for the Company’s accrual related to LSC’s MEPP Liabilities.

COVID-19 related sales surcharges and expenses, net—Included net charges of $1.1 million and $1.9 million for the three and six months ended June 30, 2020, respectively, primarily related to incremental vendor costs, premium wages and incentive compensation paid to certain employees, net of COVID-19 related sales surcharges invoiced to certain customers.

Accelerated rent expense—Included charges of $0.6 million for the three and six months ended June 30, 2020 for the acceleration of rent expense associated with leases abandoned during the second quarter of 2020.

eBrevia contingent consideration—Included a gain of $0.4 million for the six months ended June 30, 2020 as a result of a decrease in the estimated contingent consideration to be paid to the former owners of eBrevia.

Loss on sale of Language Solutions business—Included charges of $2.8 million for both the three and six months ended June 30, 2019 for the estimated payment of amounts related to the July 2018 disposition of the Language Solutions business.

Investor-related expenses—Included charges of $0.5 million and $1.5 million for the three and six months ended June 30, 2019, respectively, primarily related to third-party advisory, consulting and legal fees related to non-routine investor matters.

Spin-off related transaction expenses—Included charges of $0.4 million for the six months ended June 30, 2019 primarily related to third-party consulting fees.

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

Cash and cash equivalents of $37.4 million at June 30, 2020 included $32.7 million in the U.S. and $4.7 million at international locations.

The following describes the Company’s cash flows for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019
	(in millions)
Net cash used in operating activities	$(23.9)	$(65.3)
Net cash used in investing activities	(4.2)	(28.7)
Net cash provided by financing activities	49.5	54.0
Effect of exchange rate on cash and cash equivalents	(1.2)	2.2
Net increase (decrease) in cash and cash equivalents	$20.2	$(37.8)

Cash Flows Used in Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor, rent, raw materials and other operating activities.

Net cash used in operating activities was $23.9 million for the six months ended June 30, 2020 compared to $65.3 million for the six months ended June 30, 2019. The decrease in cash used in operating activities of $41.4 million was primarily due to a decrease in income taxes paid and timing of supplier payments. Cash paid for income taxes, net of refunds, decreased by $16.4 million to $1.2 million for the six months ended June 30, 2020, from $17.6 million for the six months ended June 30, 2019 due primarily to deferrals of 2020 tax payments provided under the Coronavirus Aid, Relief, and Economic Security Act and increased 2019 tax payments on the gain from the 2018 sale of the Language Solution business. Accounts payable and accrued liabilities and other increased operating cash flows by $20.7 million for the six months ended June 30, 2020, as compared to a $14.3 million decrease in operating cash flows for the six months ended June 30, 2019.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $4.2 million for the six months ended June 30, 2020, and primarily consisted of capital expenditures of $15.7 million, mostly driven by investment in software development, partially offset by $12.8 million of proceeds from the sale of one of the Company’s investments in equity securities. The Company expects that capital expenditures for 2020 will be approximately $30 million.

Net cash used in investing activities was $28.7 million for the six months ended June 30, 2019, and primarily consisted of capital expenditures of $26.2 million, mostly driven by an investment in digital printers and investments in software development.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $49.5 million. During the six months ended June 30, 2020, the Company received $240.5 million of proceeds from the Revolving Facility borrowings, partially offset by $120.5 million of payments on the Revolving Facility borrowings, as well as utilized $63.3 million for the purchase and retirement of certain of the Company’s Notes. The Company’s common stock repurchases for the six months ended June 30, 2020 totaled $5.3 million.

Net cash provided by financing activities was $54.0 million for the six months ended June 30, 2019. During the six months ended June 30, 2019, the Company received $337.0 million of proceeds from the Revolving Facility borrowings, partially offset by $281.5 million of payments on the Revolving Facility borrowings. The Company’s common stock repurchases for the six months ended June 30, 2019 totaled $1.3 million.

Contractual Cash Obligations

The following table quantifies the Company's future payments related to its total debt and interest expense, which were impacted by the purchase and retirement of $66.5 million of Senior Notes in the first quarter of 2020, as further described below, as well as the Company's borrowings under the Revolving Facility in the normal course of business. The Company’s debt maturity schedule and related interest amounts as of June 30, 2020 are shown in the table below:

	Payments Due In
	Total	2020 (c)	2021	2022	2023	2024	2025 and thereafter
	(in millions)
Debt (a)	$353.5	$0.5	$—	$—	$120.0	$233.0	$—
Interest due on debt (b)	98.2	11.2	22.6	22.6	22.6	19.2	—
Total	$451.7	$11.7	$22.6	$22.6	$142.6	$252.2	$—

(a)

Excludes unamortized debt issuance costs of $2.8 million which do not represent contractual commitments with a fixed amount or maturity date. Maturity date of the Revolving Facility is December 18, 2023, however, borrowings under the Revolving Facility may be repaid at any time without penalty.

(b)

Includes scheduled interest payments for the 8.25% Senior Notes and estimated interest for the Revolving Facility based on the interest rate at June 30, 2020. Estimated interest payments may differ in the future based on changes in floating interest rates, timing of additional borrowings or repayments or other factors or events.

(c)	Excludes the six months ended June 30, 2020.

Debt

The Company’s debt as of June 30, 2020 and December 31, 2019 consisted of the following (in millions):

	June 30, 2020	December 31, 2019
8.25% senior notes due October 15, 2024	$233.5	$300.0
Borrowings under the Revolving Facility	120.0	—
Unamortized debt issuance costs	(2.8)	(4.0)
Total debt	$350.7	$296.0
Less: current portion (a)	0.5	—
Total long-term debt	$350.2	$296.0

(a)	On July 2, 2020, the Company purchased and retired $0.5 million (notional amount) of the Notes at an average price of 98.75.

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

	June 30, 2020	December 31, 2019
	(in millions)
Current assets	$266.3	$169.5
Noncurrent assets	1,007.3	1,034.8
Current liabilities	169.7	165.2
Noncurrent liabilities	491.6	431.1

Six Months Ended
June 30, 2020
(in millions)
Total net sales	$424.9
Total cost of sales	243.3
Income from operations	16.0
Net earnings	3.0

During the six months ended June 30, 2020, Nonguarantors intercompany revenue and cost of sales totaled $3.4 million each. As of June 30, 2020, and December 31, 2019, an intercompany short-term note receivable due to Nonguarantors from the Parent totaled $3.5 million and $12.0 million, respectively.

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

As of June 30, 2020, outstanding borrowings under the Revolving Facility totaled $120.0 million. The maturity date of the Revolving Facility is December 18, 2023. Based on the Company’s results of operations for the twelve months ended June 30, 2020 and existing debt, the Company would have had the ability to utilize an incremental $180.0 million of the $300.0 million Revolving Facility and not have been in violation of the terms of the agreement.

The current availability under the Revolving Facility and net available liquidity as of June 30, 2020 is shown in the table below:

June 30, 2020
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	120.0
Impact on availability related to outstanding letters of credit	—
$120.0

Current availability	$180.0
Cash	37.4
Net Available Liquidity	$217.4

The Company was in compliance with its debt covenants as of June 30, 2020, and expects to remain in compliance based on management’s estimates of operating and financial results for 2020 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of June 30, 2020, the Revolving Facility is supported by sixteen U.S. and international financial institutions. As of June 30, 2020, the Company had $3.6 million in outstanding letters of credit and bank guarantees, of which none reduced the availability under the Revolving Facility. As of June 30, 2020, the Company met all the conditions required to borrow under the Revolving Facility, and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions

The Company’s acquisition of eBrevia closed on December 18, 2018. During the year ended December 31, 2019, the Company paid $4.5 million related to the acquisition of eBrevia. An additional $1.9 million of the purchase price, which was held in the event of potential claims, was paid during the three months ended June 30, 2020 pursuant to the terms of the acquisition agreement.

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

Goodwill

The Company performs its goodwill impairment tests annually as of October 31 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company also performs an interim review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit. As part of its interim reviews, management analyzed potential changes in the value of individual reporting units based on each reporting unit’s operating results for the period compared to expected results used in the previous impairment test. In addition, management considers how other key assumptions, including discount rates and expected long-term growth rates, used in the last annual impairment test, could be impacted by changes in market conditions and economic events. Based on the qualitative interim assessment in the second quarter of 2020, management concluded that as of June 30, 2020, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying amount.

As discussed in Note 1, Overview, Basis of Presentation and Significant Accounting Policies to the Unaudited Condensed Consolidated Financial Statements, during the first quarter of 2020, management realigned the Company’s operating segments. DFIN’s four operating and reportable segments are the same as its reporting units: CM-SS; CM-CCM; IC-SS; and IC-CCM (“Current Structure”). The Company previously had three reporting units: Capital Markets, Investment Markets and International (“Previous Structure”), that each had goodwill.

As a result of the new segmentation, a goodwill impairment analysis was completed for the Previous Structure during the first quarter of 2020, before the reallocation of goodwill to the Current Structure. Each of the reporting units under the Previous Structure were reviewed for impairment as of March 31, 2020 using a quantitative assessment, where the estimated fair value of each reporting unit was compared to its carrying amount, including goodwill. If the carrying amount (“book value”) of a reporting unit exceeds its estimated fair value, an impairment loss is generally recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As a result of the March 31, 2020 goodwill impairment analysis under the Previous Structure, the Company did not recognize any goodwill impairment as the estimated fair values of all reporting units exceeded their respective carrying amounts.

In addition to the impairment analysis under the Previous Structure, a goodwill impairment analysis was completed during the first quarter under the Current Structure. Goodwill was also reassigned within the Current Structure using a relative fair value approach.

Quantitative Assessment—The analysis performed during the first quarter of 2020 included estimating the fair value of each reporting unit using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipating future cash flows, discount rates and the allocation of shared or corporate items. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The Company weighted both the income and market approach equally to estimate the concluded fair value of each reporting unit.

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

As a result of the March 31, 2020 goodwill impairment analysis under the Current Structure, the Company did not recognize any goodwill impairment as the estimated fair values of all reporting units exceeded their respective carrying amounts. CM-SS, CM-CCM and IC-SS all had fair values far in excess of book values; however, the IC-CCM reporting unit’s fair value exceeded its book value by approximately 3%. The small amount of cushion between book value and fair value of the IC-CCM reporting unit is primarily driven by the projected negative impact of regulatory developments for certain services and products. As of March 31, 2020 and June 30, 2020, goodwill allocated to the IC-CCM reporting unit was $40.6 million.

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

•	the volatility of the global economy and financial markets, and its impact on transactional volume;
•	failure to offer high quality customer support and services;
•	the retention of existing, and continued attraction of additional clients;
•	the growth of new technologies with which the Company may be able to adequately compete;

•	the Company’s inability to maintain client referrals;
•	the competitive market for the Company’s products and industry fragmentation affecting prices;
•	the ability to gain client acceptance of the Company’s new products and technologies;
•	delay in market acceptance of the Company’s services and products due to undetected errors or failures found in the Company’s services and products;
•	failure to maintain the confidentiality, integrity and availability of the Company’s systems, software and solutions;
•	failure to properly use and protect client and employee information and data;
•	the effect of a material breach of security or other performance issues of any of Company’s or its vendors’ systems;
•	factors that affect client demand, including changes in economic conditions, national or international regulations and clients’ budgetary constraints;
•	the Company’s ability to access debt and the capital markets due to adverse credit market conditions;
•	the effect of increasing costs of providing healthcare and other benefits to employees;
•	changes in the availability or costs of key materials (such as ink and paper) or in prices received for the sale of by-products;
•	failure to protect the Company’s proprietary technology;
•	failure to successfully integrate acquired businesses;
•	availability to maintain the Company’s brands and reputation;
•	the retention of existing, and continued attraction of, key employees, including management;
•	funding obligations arising from multi-employer pension plan obligations of the Company’s former affiliates;
•	the effects of operating in international markets, including fluctuations in currency exchange rates; and
•	the effect of economic and political conditions on a regional, national or international basis.

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

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2020. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

(b)	Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There were no material changes during the three months ended June 30, 2020, to the risk factors identified in the Company’s Annual Report as well as in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 7, 2020, except as noted below.

The Company may become liable for funding obligations arising from multi-employer pension plan obligations of the Company’s former affiliates.

On April 13, 2020, LSC announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. LSC and the Company separated from RRD in a tax-free distribution to shareholders of RRD effective October 1, 2016. In the second quarter of 2020, the Company became aware that, subsequent to the LSC Chapter 11 Filing, LSC failed to make certain required monthly and quarterly withdrawal liability payments to multiemployer pension plans from which RRD had withdrawn prior to the Separation. Responsibility for the pre-Separation withdrawal liability obligations, resulting in such monthly and quarterly payment obligations, had been assigned to LSC pursuant to the Separation Agreement, while RRD retained responsibility for certain other pre-Separation withdrawal liability assessments against RRD, however, the Company and RRD remain jointly and severally liable for the LSC MEPP Liabilities pursuant to laws and regulations governing multiemployer pension plans and the Company remains jointly and severally liable for the RRD MEPP Liabilities. If LSC and RRD fail to make required payments in respect of the LSC MEPP Liabilities or RRD fails to make required payments in respect of the RRD MEPP Liabilities, the Company may become obligated to make such payments, which payment obligations may negatively impact the Company’s cash flows and results of operations. In addition, the Company’s MEPP Liabilities could also be affected by the financial stability of other employers participating in such plans and decisions by those employers to withdraw from such plans in the future. See Note 7, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements for more information about these potential MEPP Liabilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
April 1, 2020 - April 30, 2020	—	$—	—	$21,190,644
May 1, 2020 - May 31, 2020	3,297	$7.29	—	$21,190,644
June 1, 2020 - June 30, 2020	7,294	$8.25	—	$21,190,644
Total	10,591	$7.95	—	$21,190,644

(a)	10,591 shares were withheld by the Company for tax liabilities upon vesting of equity awards
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.1

Indenture, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.2

Description of the Donnelley Financial Solutions, Inc. Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated December 31, 2019, filed on February 26, 2020)

10.1

Credit Agreement, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.2

Amendment No. 1 to Credit Agreement, dated as of October 2, 2017, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2017, filed on November 2, 2017)

10.3

Amendment No. 2 to Credit Agreement, dated as of December 18, 2018, by and among Donnelley Financial Solutions, Inc., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2018, filed on December 18, 2018)

10.4

2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.5

Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2017, filed on May 23, 2017)*

10.6

Amendment to the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan dated May 20, 2019 (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A (file No. 001-37728) filed April 22, 2019)*

10.7

Amendment to Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan dated June 27, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 10-Q dated June 30, 2019, filed on August 1, 2019)*

10.8

Donnelley Financial Solutions, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K dated December 31, 2017, filed on February 28, 2018)*

10.9

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to R.R Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.10

Donnelley Financial Solutions, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.11

Donnelley Financial Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.12

Donnelley Financial Solutions, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 15, 2020, filed on July 20, 2020)*

10.13

Letter Agreement to Employment Agreement, dated as of April 20, 2018, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 10, 2018, filed on April 16, 2018)*

10.14

Amended and Restated Employment Agreement, dated as of July 13, 2017, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 13, 2017, filed on July 14, 2017)*

10.15

Amendment dated as of July 15, 2020 to Amended and Restated Employment Agreement dated as of July 13, 2017 between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 15, 2020, filed on July 20, 2020)*

10.16

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and Thomas F. Juhase (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.17

Waiver of Severance Benefits, dated as of June 1, 2017, by and between Thomas F. Juhase and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.18

Agreement dated June 26, 2020, between Donnelley Financial Solutions, Inc and Thomas F. Juhase (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 26, 2020, filed on June 26, 2020)*

10.19

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and David A. Gardella (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.20

Waiver of Severance Benefits, dated as of June 1, 2017, by and between David A. Gardella and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.21

Assignment of Severance Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and Jennifer B. Reiners (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.22

Waiver of Severance Benefits, dated as of June 1, 2017, by and between Jennifer B. Reiners and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.23	Donnelley Financial Solutions Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 2, 2018, filed on March 13, 2018)*

10.24	Form of Performance Restricted Stock Award Agreement (for 2017) (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.25

Form of Amendment to Performance Restricted Stock Award Agreement (for 2017) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.26	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated December 31, 2017, filed on February 28, 2018)*

10.27	Form of Performance Share Unit Award Agreement (for 2017) (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.28	Form of Performance Share Unit Award Agreement (for 2019) (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2018, filed on May 2, 2019)*

10.29	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.30	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.31	Form of Performance Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2020, filed on March 6, 2020)*

10.32	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2020, filed on March 6, 2020)*

10.33	Form of Director Restricted Stock Unit Award (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

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

10.40

Agreement, dated February 17, 2019, by and among the Company, Simcoe Capital Management, LLC and, solely for purposes of Section 2(g) thereof, Jeffrey Jacobowitz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 17, 2019, filed on February 19, 2019)

10.41

Amended and Restated Agreement of Sale and Purchase, dated as of September 6, 2019, between Donnelley Financial, LLC and SECA-NJ, LLC (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2019, filed on November 5, 2019)

10.42

First Amendment to Amended and Restated Agreement of Sale and Purchase, dated as of September 25, 2019, between Donnelley Financial, LLC and SECA-NJ, LLC (incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2019, filed on November 5, 2019)

10.43

Second Amendment to Amended and Restated Agreement of Sale and Purchase, dated as of September 26, 2019, between Donnelley Financial, LLC and SECA-NJ, LLC (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2019, filed on November 5, 2019)

14.1

Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)

22.1

Guarantor subsidiaries of the Registrant of the Registrant’s 8.25% Senior Notes due October 15, 2024 (incorporated by reference to Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2020, filed on May 7, 2020)

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONNELLEY FINANCIAL SOLUTIONS, INC.

By:	/s/ DAVID A. GARDELLA
David A. Gardella
Executive Vice President and Chief Financial Officer

Date: August 5, 2020