Form 10-Q
period 2020-09-30
Donnelley Financial Solutions, Inc.
filed 2020-11-04
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes  ☐    No  ☒

As of October 30, 2020, 33,375,370 shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Operations

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales
Tech-enabled services	$104.5	$83.9	$301.8	$280.5
Software solutions	51.1	46.6	146.0	139.1
Print and distribution	53.9	65.4	236.4	264.8
Total net sales	209.5	195.9	684.2	684.4
Cost of sales (1)
Tech-enabled services	42.6	41.7	132.9	141.1
Software solutions	23.3	25.2	71.8	76.8
Print and distribution	46.6	54.4	181.6	206.3
Total cost of sales	112.5	121.3	386.3	424.2
Selling, general and administrative expenses (1)	62.2	46.2	192.0	159.0
Depreciation and amortization	12.6	12.7	39.7	36.8
Restructuring, impairment and other charges, net	7.0	2.8	35.2	8.7
Other operating income, net	—	(19.2)	—	(16.4)
Income from operations	15.2	32.1	31.0	72.1
Interest expense, net	5.9	8.6	16.8	26.6
Investment and other income, net	(0.4)	(0.5)	(1.3)	(1.6)
Earnings before income taxes	9.7	24.0	15.5	47.1
Income tax expense	2.6	9.3	5.6	16.5
Net earnings	$7.1	$14.7	$9.9	$30.6

Net earnings per share:
Basic	$0.21	$0.43	$0.29	$0.90
Diluted	$0.21	$0.43	$0.29	$0.89
Weighted average number of common shares outstanding:
Basic	34.0	34.2	34.0	34.1
Diluted	34.2	34.3	34.0	34.2

(1)	Exclusive of depreciation and amortization

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings	$7.1	$14.7	$9.9	$30.6

Other comprehensive income (loss), net of tax:
Translation adjustments	(0.5)	(0.4)	(2.2)	2.3
Adjustment for net periodic pension and other postretirement benefits plan	1.4	0.3	2.5	1.0
Other comprehensive income (loss), net of tax	0.9	(0.1)	0.3	3.3
Comprehensive income	$8.0	$14.6	$10.2	$33.9

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Balance Sheets

(in millions, except per share data)

(UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$40.9	$17.2
Receivables, less allowances for expected losses of $11.2 in 2020 (2019 - $7.7)	217.0	161.4
Inventories	9.9	11.1
Prepaid expenses and other current assets	24.3	15.9
Assets held for sale	5.5	5.6
Total current assets	297.6	211.2
Property, plant and equipment, net	12.3	17.5
Right-of-use assets	58.8	80.7
Software, net	52.6	55.0
Goodwill	450.1	450.3
Other intangible assets, net	12.0	21.9
Deferred income taxes, net	18.1	9.0
Other noncurrent assets	28.8	41.3
Total assets	$930.3	$886.9
LIABILITIES
Accounts payable	$47.3	$58.5
Accrued liabilities	160.3	121.0
Total current liabilities	207.6	179.5
Long-term debt	291.9	296.0
Deferred compensation liabilities	20.1	20.0
Pension and other postretirement benefits plan liabilities	54.2	58.8
Noncurrent lease liabilities	55.5	57.9
Other noncurrent liabilities	23.3	6.1
Total liabilities	652.6	618.3
Commitments and Contingencies (Note 7)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and outstanding: 34.9 shares and 33.4 shares in 2020 (2019 - 34.5 shares and 34.2 shares)	0.3	0.3
Treasury stock, at cost: 1.5 shares in 2020 (2019 - 0.3 shares)	(14.6)	(4.2)
Additional paid-in capital	235.0	225.2
Retained earnings	141.3	131.9
Accumulated other comprehensive loss	(84.3)	(84.6)
Total equity	277.7	268.6
Total liabilities and equity	$930.3	$886.9

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Cash Flows

(in millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net earnings	$9.9	$30.6
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	39.7	36.8
Provision for expected losses on accounts receivable	4.0	3.3
Impairment charges	17.6	0.4
Share-based compensation	9.8	7.7
Gain on debt extinguishment	(2.3)	—
Deferred income taxes	(9.8)	(1.6)
Net pension plan income	(1.5)	(1.5)
Gain on sale of building	—	(19.2)
Net loss on disposition of Language Solutions business	—	2.8
Amortization of right-of-use assets	18.4	16.6
Other	—	2.9
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable, net	(59.4)	(31.9)
Inventories	1.1	(1.6)
Prepaid expenses and other current assets	(8.3)	0.9
Accounts payable	(10.3)	(22.3)
Income taxes payable and receivable	2.9	(3.2)
Accrued liabilities and other	57.6	(6.4)
Lease liabilities	(16.2)	(17.7)
Pension and other postretirement benefits plan contributions	(0.7)	(0.8)
Net cash provided by (used in) operating activities	52.5	(4.2)
INVESTING ACTIVITIES
Capital expenditures	(24.5)	(35.1)
Proceeds from sale of building	—	30.6
Acquisition of business, net of cash acquired	—	(2.6)
Purchase of investments	(1.2)	(2.3)
Proceeds from sale of investment	12.8	—
Other investing activities	(0.3)	—
Net cash used in investing activities	(13.2)	(9.4)
FINANCING ACTIVITIES
Revolving facility borrowings	305.5	413.0
Payments on revolving facility borrowings	(244.0)	(413.0)
Payments on long-term debt	(63.8)	—
Treasury share repurchases	(10.3)	(1.3)
Debt issuance costs	—	(0.2)
Other financing activities	(1.9)	—
Net cash used in financing activities	(14.5)	(1.5)
Effect of exchange rate on cash and cash equivalents	(1.1)	2.2
Net increase (decrease) in cash and cash equivalents	23.7	(12.9)
Cash and cash equivalents at beginning of year	17.2	47.4
Cash and cash equivalents at end of period	$40.9	$34.5
Supplemental cash flow information
Income taxes paid (net of refunds)	$12.4	$23.7
Interest paid	$14.6	$19.0
Non-cash investing activities:
Other investing activities	$0.7	$—
Conversion of note receivable to equity of investee	$(1.0)	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2020 and 2019

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	34.9	$0.3	1.1	$(9.5)	$230.6	$134.2	$(85.2)	$270.4
Net earnings	—	—	—	—	—	7.1	—	7.1
Other comprehensive income	—	—	—	—	—	—	0.9	0.9
Share-based compensation	—	—	—	—	4.4	—	—	4.4
Common stock repurchases	—	—	0.4	(5.1)	—	—	—	(5.1)
Balance at September 30, 2020	34.9	$0.3	1.5	$(14.6)	$235.0	$141.3	$(84.3)	$277.7

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	34.5	$0.3	0.2	$(3.7)	$221.6	$110.2	$(79.3)	$249.1
Net earnings	—	—	—	—	—	14.7	—	14.7
Other comprehensive loss	—	—	—	—	—	—	(0.1)	(0.1)
Share-based compensation	—	—	—	—	2.6	—	—	2.6
Issuance of share-based awards, net of withholdings and other	—	—	—	—	(0.2)	—	—	(0.2)
Balance at September 30, 2019	34.5	$0.3	0.2	$(3.7)	$224.0	$124.9	$(79.4)	$266.1

See Notes to Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2020 and 2019

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	34.5	$0.3	0.3	$(4.2)	$225.2	$131.9	$(84.6)	$268.6
Net earnings	—	—	—	—	—	9.9	—	9.9
Other comprehensive income	—	—	—	—	—	—	0.3	0.3
Adoption of ASU 2016-13	—	—	—	—	—	(0.5)	—	(0.5)
Share-based compensation	—	—	—	—	9.8	—	—	9.8
Common stock repurchases	—	—	1.0	(8.9)	—	—	—	(8.9)
Issuance of share-based awards, net of withholdings and other	0.4	—	0.2	(1.5)	—	—	—	(1.5)
Balance at September 30, 2020	34.9	$0.3	1.5	$(14.6)	$235.0	$141.3	$(84.3)	$277.7

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	34.2	$0.3	0.1	$(2.4)	$216.5	$94.3	$(82.7)	$226.0
Net earnings	—	—	—	—	—	30.6	—	30.6
Other comprehensive income	—	—	—	—	—	—	3.3	3.3
Share-based compensation	—	—	—	—	7.7	—	—	7.7
Issuance of share-based awards, net of withholdings and other	0.3	—	0.1	(1.3)	(0.2)	—	—	(1.5)
Balance at September 30, 2019	34.5	$0.3	0.2	$(3.7)	$224.0	$124.9	$(79.4)	$266.1

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

Services and Products

The Company separately reports its net sales and related cost of sales for its software solutions, tech-enabled services and print and distribution offerings. The Company’s software solutions consist of Venue® Virtual Data Room (“Venue”), ActiveDisclosure, eBrevia, FundSuiteArc and others. The Company’s tech-enabled services offerings consist of document composition, compliance-related SEC Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) filing services and transaction solutions. The Company’s print and distribution offerings primarily consist of conventional and digital printed products and the related shipping.

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

Prepaid Expenses—As of September 30, 2020 and December 31, 2019, prepaid expenses were $16.5 million and $9.6 million, respectively.

Inventory—The components of the Company’s inventories stated at the lower of cost or market, net of excess and obsolescence reserves for raw materials, at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Raw materials and manufacturing supplies	$2.7	$3.9
Work in process	7.2	7.2
Total	$9.9	$11.1

Property, Plant and Equipment—The components of the Company’s property, plant and equipment, net at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Land	$0.3	$0.3
Buildings	24.8	26.8
Machinery and equipment	105.1	111.9
	130.2	139.0
Less: Accumulated depreciation	(117.9)	(121.5)
Total	$12.3	$17.5

Depreciation expense was $0.9 million and $2.1 million for the three months ended September 30, 2020 and 2019, respectively, and $6.7 million and $5.4 million for the nine months ended September 30, 2020 and 2019, respectively.

On September 27, 2019, the Company entered into a sale-leaseback agreement in which it sold a building and land at fair market value for proceeds of $30.6 million, and entered into an operating lease of the property through September 2029 with the option to terminate after three years. The $19.2 million net gain on the sale of the property is recorded in other operating income, within the IC-CCM segment, in the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019.

Assets Held for Sale—As of September 30, 2020 and December 31, 2019, the Company had one real estate property, primarily consisting of land and an office building, held for sale with a carrying value of $5.5 million and $5.6 million, respectively.

Software—Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software, excluding amortization expense related to other intangible assets, was $8.3 million and $7.0 million for the three months ended September 30, 2020 and 2019, respectively, and $22.9 million and $20.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Investments—The carrying value of the Company’s investments in equity securities was $13.4 million and $25.2 million at September 30, 2020 and December 31, 2019, respectively. During the three months ended June 30, 2020, the Company sold one of its investments in equity securities for $12.8 million, which approximated the carrying value of the investment. The Company measures its equity securities that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes. During the nine months ended September 30, 2020, there were no events or changes in circumstances that suggested an impairment or an observable price change of any of these investments resulting from an orderly transaction for the identical or a similar investment.

Share-based Compensation—Share-based compensation expense was $4.4 million and $2.6 million for the three months ended September 30, 2020 and 2019 respectively, and $9.8 million and $7.7 million for the nine months ended September 30, 2020 and 2019 respectively. The income tax benefit related to share-based compensation expense was $1.2 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, and $1.8 million and $2.0 million for the nine months ended September 30, 2020 and 2019 respectively.

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

Transactions affecting the current expected credit loss reserve during the nine months ended September 30, 2020 were as follows:

September 30, 2020
Balance, beginning of year	$7.7
Adoption of ASU 2016-13	0.5
Provisions charged to expense and reclassifications	4.3
Write-offs and other	(1.3)
Balance, end of period (a)	$11.2

(a)

As of September 30, 2020, the CECL reserve balance is comprised of a $10.5 million provision for accounts receivable and a $0.7 million provision for unbilled receivables and contract assets, all of which are included in receivables, net on the Unaudited Condensed Consolidated Balance Sheet. As of December 31, 2019, prior to the adoption of ASU 2016-13, the reserve balance was comprised of a $7.7 million allowance for doubtful accounts.

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

•

Certain arrangements include multiple performance obligations and revenue is recognized upon completion of each performance obligation, such as when a document is filed with a regulatory agency and upon completion of printing the related document. For arrangements with multiple performance obligations, the transaction price is allocated to the separate performance obligations. The Company provides customer specific solutions and as such, an observable standalone selling price is rarely available. Standalone selling price is determined using an estimate of the standalone selling price of each distinct service or product, taking into consideration historical selling price by customer for each distinct service or product. These estimates may vary from the final amounts invoiced to the customer and are adjusted upon completion of all performance obligations. Customers may be invoiced subsequent to the recognition of revenue for completed performance obligations, resulting in contract asset balances.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Disaggregation of revenue

The following table disaggregates revenue between tech-enabled services, software solutions and print and distribution by reportable segment:

	Three Months Ended September 30,
	2020				2019
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$34.1	$—	$34.1	$—	$31.5	$—	$31.5
Capital Markets - Compliance and Communications Management	78.6	—	17.5	96.1	62.2	—	20.0	82.2
Investment Companies - Software Solutions	—	17.0	—	17.0	—	15.1	—	15.1
Investment Companies - Compliance and Communications Management	25.9	—	36.4	62.3	21.7	—	45.4	67.1
Total net sales	$104.5	$51.1	$53.9	$209.5	$83.9	$46.6	$65.4	$195.9

	Nine Months Ended September 30,
	2020				2019
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$97.1	$—	$97.1	$—	$94.2	$—	$94.2
Capital Markets - Compliance and Communications Management	224.4	—	91.6	316.0	203.5	—	107.9	311.4
Investment Companies - Software Solutions	—	48.9	—	48.9	—	44.9	—	44.9
Investment Companies - Compliance and Communications Management	77.4	—	144.8	222.2	77.0	—	156.9	233.9
Total net sales	$301.8	$146.0	$236.4	$684.2	$280.5	$139.1	$264.8	$684.4

Unbilled Receivables and Contract Balances

The timing of revenue recognition may differ from the timing of invoicing customers and these timing differences result in unbilled receivables, contract assets or contract liabilities. Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. Unbilled receivables were $62.4 million at September 30, 2020 and $33.5 million at December 31, 2019. Contract assets were $5.8 million at September 30, 2020 and $8.9 million at December 31, 2019. Generally, the contract assets balance is impacted by the recognition of additional contract assets, offset by amounts invoiced to customers. For the nine months ended September 30, 2020, final amounts invoiced to customers exceeded estimates of standalone selling price as of December 31, 2019 for the related arrangements by approximately $0.2 million. Unbilled receivables and contract assets are included in accounts receivable on the Unaudited Condensed Consolidated Balance Sheets.

Contract liabilities consist of deferred revenue and progress billings which are included in accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. Changes in contract liabilities for the nine months ended September 30, 2020 and 2019, respectively, were as follows:

Balance at January 1, 2020	$13.1
Deferral of revenue	37.4
Revenue recognized	(32.3)
Balance at September 30, 2020	$18.2

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Balance at January 1, 2019	$12.0
Deferral of revenue	37.5
Revenue recognized	(37.3)
Balance at September 30, 2019	$12.2

Note 3. Goodwill and Other Intangible Assets

As discussed in Note 1, Overview, Basis of Presentation and Significant Accounting Policies, during the first quarter of 2020, management realigned the Company’s operating segments. DFIN’s four operating segments are the same as its reporting units: CM-SS; CM-CCM; IC-SS; IC-CCM (“Current Structure”). The Company previously had three reporting units: Capital Markets, Investment Markets and International (the “Previous Structure”), that each had goodwill.

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

The balances of goodwill by segment are presented below:

	Net book value at March 31, 2020	Foreign exchange and other adjustments	Net book value at September 30, 2020
Capital Markets - Software Solutions	$103.6	$—	$103.6
Capital Markets - Compliance and Communication Management	252.5	0.3	252.8
Investment Companies - Software Solutions	53.0	0.1	53.1
Investment Companies - Compliance and Communication Management	40.6	—	40.6
Total	$449.7	$0.4	$450.1

The components of other intangible assets at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Book Value
Customer relationships (useful life of 10-15 years)	$149.6	$(1.0)	$(137.5)	$11.1	$149.8	$(1.0)	$(127.7)	$21.1
Trade names (useful life of 5 years)	3.9	—	(3.3)	0.6	3.9	—	(3.1)	0.8
Software license (useful life of 3 years)	0.3	—	—	0.3	—	—	—	—
Total other intangible assets	$153.8	$(1.0)	$(140.8)	$12.0	$153.7	$(1.0)	$(130.8)	$21.9

Amortization expense for other intangible assets was $3.4 million and $3.6 million for the three months ended September 30, 2020 and 2019, respectively, and $10.1 million and $10.9 million for the nine months ended September 30, 2020 and 2019. The weighted-average remaining useful life of the unamortized intangible assets as of September 30, 2020 is approximately ten years.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following table outlines the estimated annual amortization expense related to other intangible assets:

For the year ending December 31,	Amount
2020 (excluding the nine months ended September 30, 2020)	$2.3
2021	1.0
2022	1.0
2023	0.9
2024	0.7
2025 and thereafter	6.1
Total	$12.0

Note 4. Leases

The Company has operating leases for certain service centers, office space, warehouses and equipment. The Company paid $5.9 million and $7.1 million related to its operating lease liabilities for the three months ended September 30, 2020 and 2019, respectively, and $18.8 million and $20.8 million for the nine months ended September 30, 2020 and 2019, respectively.

The components of lease expense for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense	$7.1	$6.5	$21.0	$19.7
Sublease income	(1.3)	(1.4)	(3.5)	(3.9)
Net lease expense	$5.8	$5.1	$17.5	$15.8

The Company’s lease liabilities are presented within the Company’s Unaudited Condensed Consolidated Balance Sheets as follows:

	September 30, 2020	December 31, 2019
Accrued liabilities	$20.3	$22.6
Noncurrent lease liabilities	55.5	57.9
Total	$75.8	$80.5

As further disclosed in Note 5, Restructuring, Impairment and Other Charges, during the three and nine months ended September 30, 2020, the Company recorded impairment charges of $3.7 million and $15.8 million, respectively, on operating lease right-of-use (“ROU”) assets in certain locations. For the three and nine months ended September 30, 2020, the Company also recorded charges of $1.3 million and $1.9 million, respectively, for acceleration of rent expense associated with abandoned leases. Acceleration of expense charges were recorded in either cost of sales or SG&A in the Company’s Unaudited Condensed Consolidated Statements of Operations, depending on the nature of the property.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the three months ended September 30, 2020 and 2019, the Company recorded the following net restructuring, impairment and other charges by segment:

Three Months Ended September 30, 2020	Employee Terminations	Impairment Charges	Other Charges	Total
Capital Markets - Software Solutions	$0.2	$—	$—	$0.2
Capital Markets - Compliance and Communication Management	0.5	2.0	—	2.5
Investment Companies - Software Solutions	—	2.2	—	2.2
Investment Companies - Compliance and Communication Management	0.2	—	—	0.2
Corporate	0.2	1.3	0.4	1.9
Total	$1.1	$5.5	$0.4	$7.0

Three Months Ended September 30, 2019	Employee Terminations	Impairment Charges	Total
Capital Markets - Software Solutions	$0.3	$—	$0.3
Capital Markets - Compliance and Communication Management	1.6	—	1.6
Investment Companies - Software Solutions	—	—	—
Investment Companies - Compliance and Communication Management	0.2	—	0.2
Corporate	0.3	0.4	0.7
Total	$2.4	$0.4	$2.8

For the nine months ended September 30, 2020 and 2019, the Company recorded the following net restructuring, impairment and other charges by segment:

Nine Months Ended September 30, 2020	Employee Terminations	Impairment Charges	Other Charges	Total
Capital Markets - Software Solutions	$1.0	$—	$—	$1.0
Capital Markets - Compliance and Communication Management	5.6	14.1	0.2	19.9
Investment Companies - Software Solutions	0.4	2.2	—	2.6
Investment Companies - Compliance and Communication Management	5.4	—	—	5.4
Corporate	2.6	1.3	2.4	6.3
Total	$15.0	$17.6	$2.6	$35.2

Nine Months Ended September 30, 2019	Employee Terminations	Impairment Charges	Other Charges	Total
Capital Markets - Software Solutions	$1.3	$—	$—	$1.3
Capital Markets - Compliance and Communication Management	4.9	—	0.1	5.0
Investment Companies - Software Solutions	0.1	—	—	0.1
Investment Companies - Compliance and Communication Management	1.1	—	—	1.1
Corporate	0.8	0.4	—	1.2
Total	$8.2	$0.4	$0.1	$8.7

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the three and nine months ended September 30, 2020, the Company recorded net restructuring charges of $1.1 million and $15.0 million, respectively, for employee termination costs for approximately 490 employees during the nine months ended September 30, 2020. The restructuring actions were primarily the result of the upcoming implementation of SEC Rule 30e-3 and amendments to SEC Rule 498A, both of which will significantly reduce print volumes beginning January 1, 2021, and the reorganization of certain capital markets operations as well as selling and administrative functions. Although some employees were terminated as of September 30, 2020, the majority of employees will continue to provide services at least through December 31, 2020.

The Company abandoned certain operating leases during the three and nine months ended September 30, 2020 with the intent to sublease. As the fair value of the ROU assets was less than the carrying value, the Company recognized impairments of ROU assets of $3.7 million and $15.8 million during the three and nine months ended September 30, 2020, respectively, reducing the carrying value of the ROU assets to an estimated combined fair value of $3.6 million subsequent to the impairments. The fair value of these assets was estimated utilizing inputs from market comparables in order to estimate future cash flows expected from sublease income over the remaining lease terms. Future changes in the estimated amount or timing of sublease arrangements could result in further impairment charges. For the three and nine months ended September 30, 2020, the Company also recorded $1.8 million of net impairment charges related to certain software assets.

For the three and nine months ended September 30, 2020, the Company also incurred $0.4 million and $2.6 million, respectively, of other charges, primarily related to the realignment of the Company’s operating segments, as further described in Note 12, Segment Information.

For the three and nine months ended September 30, 2019, the Company recorded net restructuring charges of $2.4 million and $8.2 million, respectively, for employee termination costs for approximately 70 and 235 employees, respectively, substantially all of whom were terminated as of September 30, 2019. These charges primarily related to the reorganization of certain operations. For the three and nine months ended September 30, 2019, the Company also recorded $0.4 million of net impairment charges related to certain software assets.

Restructuring Reserve – Employee Terminations

The Company’s employee terminations liability is included in accrued liabilities in the Company’s Unaudited Condensed Consolidated Balance Sheets. Changes in the accrual for employee terminations during the nine months ended September 30, 2020, were as follows:

	December 31, 2019	Restructuring Charges	Reversals	Cash Paid	September 30, 2020
Employee terminations	$1.9	$15.1	$(0.1)	$(6.9)	$10.0

Note 6. Retirement Plans

The components of the estimated net pension plan income for the Company’s pension plans for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest cost	$2.2	$2.8	$6.6	$8.3
Expected return on assets	(3.4)	(3.7)	(10.4)	(11.1)
Amortization, net	0.7	0.4	2.3	1.3
Net pension income	$(0.5)	$(0.5)	$(1.5)	$(1.5)

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

Multiemployer Pension Plans Obligation

On April 13, 2020, LSC Communications, Inc. (“LSC”) announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code (“LSC Chapter 11 Filing”). LSC and the Company separated from R. R. Donnelley & Sons Company (“RRD”) in a tax-free distribution to shareholders effective October 1, 2016 (the “Separation”). In the second quarter of 2020, the Company became aware that, subsequent to the LSC Chapter 11 Filing, LSC failed to make certain required monthly and quarterly withdrawal liability payments to multiemployer pension plans from which RRD had withdrawn prior to the Separation. Responsibility for certain pre-Separation withdrawal liability obligations, resulting in such monthly and quarterly payment obligations (the “MEPP Liabilities”), had been assigned to LSC pursuant to the September 14, 2016 Separation and Distribution Agreement among the Company, RRD and LSC (the “Separation Agreement”), however, the Company and RRD remained jointly and severally liable for the MEPP Liabilities pursuant to laws and regulations governing multiemployer pension plans. The Company believes the total undiscounted MEPP Liabilities for which LSC was responsible at the time of the LSC Chapter 11 Filing were approximately $103 million (or approximately $57 million on a discounted basis, assuming a blended discount rate of approximately 10%) and are payable over approximately a 14-year period (through 2034), with annual payments ranging from $1.6 million to $8.5 million.

On July 24, 2020, the Company and RRD signed an agreement agreeing to submit to mediation and, if required, arbitration to determine the final liability allocation between the Company and RRD with respect to the MEPP Liabilities. DFIN and RRD also agreed to share all required monthly and quarterly withdrawal liability payment obligations that become due during the mediation/arbitration period, with an adjustment and repayment to be made for any such payments according to the final allocation. The Company and RRD were unable to agree upon final liability allocation in mediation and anticipate submitting the matter to arbitration pursuant to the terms of the Separation Agreement.

The Company is required to record a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of June 30, 2020, the Company recorded a contingent liability of $10.2 million for its potential payments in respect of the MEPP Liabilities, representing the Company’s low end of the range of potential outcomes. The Company also recorded an additional accrual of $2.1 million in the second quarter of 2020 for the Company’s estimated share of the obligation until a final allocation is determined. During the third quarter, the Company increased its estimated low end of the range of potential outcomes as well as increased the estimated duration of the Company’s shared payments until a final allocation is determined. As of September 30, 2020, the Company has $15.5 million accrued related to the contingent liability as well as the Company’s estimated share of required payments during the mediation/arbitration period. The Company is not able to reasonably estimate the maximum potential loss due to the uncertainty related to the outcome of the final allocation of the MEPP Liabilities between the Company and RRD. The expense associated with this liability has been recorded in SG&A expense within the Corporate segment in the Company’s Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020.

There can be no assurance that the Company’s actual future liabilities relating to the MEPP Liabilities will not differ materially from the contingency amount recorded in the Company’s Unaudited Condensed Consolidated Financial Statements. The Company’s MEPP Liabilities could also be affected by the financial stability of other employers participating in such plans and decisions by those employers to withdraw from such plans in the future.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Non-income Taxes

The Company does not collect sales, use or similar taxes on all amounts invoiced in all jurisdictions in which the Company has sales based on its understanding that certain transactions are not subject to tax. Sales, use and similar tax laws vary greatly by jurisdiction and may require judgment to determine the applicability to the Company’s transactions. During the three months ended September 30, 2020, the Company identified certain jurisdictions where the Company has not historically collected or remitted sales tax on certain services and that the Company believes it is probable that the jurisdiction would assess sales tax. Accordingly, during the three months ended September 30, 2020, the Company recorded a $2.7 million contingent liability for certain estimated sales tax exposures. The expense associated with this liability has been recorded in SG&A expense within the Capital Markets – Software Solutions segment in the Company’s Unaudited Condensed Consolidated Statements of Operations. Although management believes its estimates are reasonable, the resolution of the Company’s tax matters could result in tax liabilities that are higher or lower than that what has been estimated by the Company.

Note 8. Debt

The Company’s debt as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
8.25% senior notes due October 15, 2024	$233.0	$300.0
Borrowings under the Revolving Facility	61.5	—
Unamortized debt issuance costs	(2.6)	(4.0)
Total long-term debt	$291.9	$296.0

Maturities—At September 30, 2020, the Company’s long-term debt was comprised of the 8.25% senior unsecured notes due October 15, 2024 (“Notes”) and borrowings under the Revolving Facility, as defined below.

Fair Value—The fair value of the Notes, which was determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, was determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s Notes was $245.0 million and $308.4 million at September 30, 2020 and December 31, 2019, respectively.

8.25% Senior Notes Due 2024—In the first quarter of 2020, the Company purchased and retired $66.5 million (notional amount) of the Notes at an average price of 95.25 and recognized a pre-tax gain on the extinguishment of debt of $2.3 million, which was net of unamortized debt issuance costs, and is recorded within interest expense, net in the Unaudited Condensed Consolidated Statements of Operations. In the third quarter of 2020, the Company purchased and retired $0.5 million (notional amount) of the Notes at an average price of 98.75.

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

Revolving Credit Facility—On December 18, 2018, the Company entered into a second amendment to the Credit Agreement which extended the maturity date of the Revolving Facility to December 18, 2023. As of September 30, 2020, there was $61.5 million of borrowings outstanding under the Revolving Facility. The weighted average interest rate on borrowings under the Revolving Facility was 2.6% and 5.0% for the nine months ended September 30, 2020 and 2019, respectively.

The following table summarizes interest expense, net included in the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest incurred	$6.3	$8.7	$19.5	$27.1
Less: Gain on debt extinguishment and other interest income	(0.4)	(0.1)	(2.7)	(0.5)
Interest expense, net	$5.9	$8.6	$16.8	$26.6

Note 9. Earnings per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock units, performance share units and restricted stock. The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings per share:
Basic	$0.21	$0.43	$0.29	$0.90
Diluted	$0.21	$0.43	$0.29	$0.89
Numerator:
Net earnings	$7.1	$14.7	$9.9	$30.6
Denominator:
Weighted average number of common shares outstanding	34.0	34.2	34.0	34.1
Dilutive awards	0.2	0.1	—	0.1
Diluted weighted average number of common shares outstanding	34.2	34.3	34.0	34.2
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	0.4	0.3	1.1	0.7
Stock options	0.7	0.8	0.8	0.8
Total	1.1	1.1	1.9	1.5

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

Common Stock Repurchase—On February 4, 2020, the Board authorized a stock repurchase program, under which the Company is authorized to repurchase up to $25.0 million of its outstanding common stock from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. The timing and amount of any shares repurchased are determined by the Company based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so. The stock repurchase program will be effective through December 31, 2021, however, it may be suspended or discontinued at any time.

During the first quarter of 2020, the Company repurchased 615,896 shares in open market transactions for $3.8 million at an average price of $6.19 per share. During the second quarter of 2020, the Company did not repurchase any shares. During the third quarter of 2020, the Company repurchased 443,872 shares in open market transactions for $5.1 million at an average price of $11.54 per share. As of September 30, 2020, the remaining authorized amount under the current authorization was approximately $16.1 million.

Note 11. Comprehensive Income

The components of other comprehensive income and income tax expense allocated to each component for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$(0.5)	$—	$(0.5)	$(2.2)	$—	$(2.2)
Adjustment for net periodic pension plan and other postretirement benefits plan	1.6	0.2	1.4	3.2	0.7	2.5
Other comprehensive income	$1.1	$0.2	$0.9	$1.0	$0.7	$0.3

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$(0.4)	$—	$(0.4)	$2.3	$—	$2.3
Adjustment for net periodic pension plan and other postretirement benefits plan	0.4	0.1	0.3	1.4	0.4	1.0
Other comprehensive income (loss)	$—	$0.1	$(0.1)	$3.7	$0.4	$3.3

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Accumulated other comprehensive loss by component as of December 31, 2019 and September 30, 2020 were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2019	$(70.9)	$(13.7)	$(84.6)
Other comprehensive income before reclassifications	—	(2.2)	(2.2)
Amounts reclassified from accumulated other comprehensive loss	2.5	—	2.5
Net change in accumulated other comprehensive loss	2.5	(2.2)	0.3
Balance at September 30, 2020	$(68.4)	$(15.9)	$(84.3)

Accumulated other comprehensive loss by component as of December 31, 2018 and September 30, 2019 were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2018	$(66.0)	$(16.7)	$(82.7)
Other comprehensive income before reclassifications	0.1	2.3	2.4
Amounts reclassified from accumulated other comprehensive loss	0.9	—	0.9
Net change in accumulated other comprehensive loss	1.0	2.3	3.3
Balance at September 30, 2019	$(65.0)	$(14.4)	$(79.4)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,			Classification in the Condensed Consolidated Statements of
	2020	2019	2020	2019		Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$1.6	$0.4	$3.2	$1.3	(a)
Reclassifications before tax	1.6	0.4	3.2	1.3
Income tax expense	0.2	0.1	0.7	0.4
Reclassifications, net of tax	$1.4	$0.3	$2.5	$0.9

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

Capital Markets

The Company provides software solutions, technology-enabled services and print and distribution solutions to public and private companies for deal solutions and compliance to companies that are, or are preparing to become, subject to the filing and reporting requirements of the Securities Act and the Exchange Act. Capital markets’ clients leverage the Company’s software offerings, proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the EDGAR system for their transactional and ongoing compliance needs. The Company assists its capital markets clients throughout the course of public and private business transactions; mergers and acquisitions, initial public offerings (“IPOs”), debt offerings and other similar transactions. In addition, the Company provides clients with compliance solutions to prepare their ongoing required Exchange Act filings that are compatible with the SEC’s EDGAR system, most notably Form 10-K, Form 10-Q, Form 8-K and Proxy Form DEF 14A. The Company’s operating segments associated with its capital markets services and products offerings are as follows:

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

	Total Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three Months Ended September 30, 2020
Capital Markets - Software Solutions	$34.1	$2.1	$3.2	$4.4
Capital Markets - Compliance and Communication Management	96.1	37.2	3.6	1.3
Investment Companies - Software Solutions	17.0	(0.8)	2.9	2.1
Investment Companies - Compliance and Communication Management	62.3	(0.9)	2.8	0.8
Total operating segments	209.5	37.6	12.5	8.6
Corporate	—	(22.4)	0.1	0.2
Total operations	$209.5	$15.2	$12.6	$8.8

	Total Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three Months Ended September 30, 2019
Capital Markets - Software Solutions	$31.5	$2.8	$3.2	$3.3
Capital Markets - Compliance and Communication Management	82.2	16.8	4.0	1.9
Investment Companies - Software Solutions	15.1	(1.7)	3.1	3.2
Investment Companies - Compliance and Communication Management	67.1	20.1	2.4	0.1
Total operating segments	195.9	38.0	12.7	8.5
Corporate	—	(5.9)	—	0.4
Total operations	$195.9	$32.1	$12.7	$8.9

	Total Net Sales	Income (Loss) from Operations	Assets(1)	Depreciation and Amortization	Capital Expenditures
Nine Months Ended September 30, 2020
Capital Markets - Software Solutions	$97.1	$4.9	$167.6	$9.9	$11.4
Capital Markets - Compliance and Communication Management	316.0	87.9	424.7	11.6	2.9
Investment Companies - Software Solutions	48.9	(0.3)	95.5	9.0	7.6
Investment Companies - Compliance and Communication Management	222.2	3.2	136.9	7.8	1.8
Total operating segments	684.2	95.7	824.7	38.3	23.7
Corporate	—	(64.7)	105.6	1.4	0.8
Total	$684.2	$31.0	$930.3	$39.7	$24.5

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Total Net Sales	Income (Loss) from Operations	Assets(1)	Depreciation and Amortization	Capital Expenditures
Nine Months Ended September 30, 2019
Capital Markets - Software Solutions	$94.2	$6.3	$164.0	$9.3	$10.7
Capital Markets - Compliance and Communication Management	311.4	69.8	441.5	11.3	5.7
Investment Companies - Software Solutions	44.9	(7.9)	102.5	9.5	11.5
Investment Companies - Compliance and Communication Management	233.9	32.6	141.0	6.7	6.5
Total operating segments	684.4	100.8	849.0	36.8	34.4
Corporate	—	(28.7)	113.3	—	0.7
Total	$684.4	$72.1	$962.3	$36.8	$35.1

(1)	Certain assets are recorded within a segment based on predominant usage, however, as they benefit more than one segment, the related operating expenses are allocated between segments.

Corporate assets primarily consisted of the following items:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$40.9	$17.2
Prepaid expenses and other current assets	11.8	11.7
Right-of-use assets	8.8	11.5
Deferred income taxes, net of valuation allowance	18.1	9.0
Other noncurrent assets	22.8	34.2

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

Market Volatility/Cyclicality

The Company’s Capital Markets segments (CM-SS and CM-CCM), in particular, are subject to market volatility in the United States and world economy, as the success of the transactional and Venue offerings is highly dependent on the global market for initial public offerings (“IPOs”), secondary offerings, mergers and acquisitions (“M&A”), public and private debt offerings, leveraged buyouts, spinouts and other transactions. A variety of factors impact the global markets for transactions, including economic activity levels, market volatility, the regulatory and political environment, civil unrest and global pandemics, amongst others. The global transactional markets have been disrupted due to the COVID-19 pandemic and its impacts to the overall economy and market volatility. Due to the significant net sales and profitability derived from transactional and Venue offerings, market volatility can lead to uneven financial performance when comparing to previous periods. The Company mitigates a portion of this volatility through its compliance offerings, supporting the quarterly and annual public company reporting processes through its filing services and ActiveDisclosure, as well as its investment companies regulatory and shareholder communications offerings, including FundSuiteArc.

Services and Products

The Company separately reports its net sales and related cost of sales for its software solutions, tech-enabled services and print and distribution offerings. The Company’s software solutions consist of Venue, ActiveDisclosure, eBrevia, FundSuiteArc, and others. The Company’s tech-enabled services offerings consist of document composition, compliance-related SEC Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) filing services and transaction solutions. The Company’s print and distribution offerings primarily consist of conventional and digital printed products and the related shipping.

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

On June 28, 2018, the SEC announced that it was adopting amendments to require the use of the Inline XBRL (“iXBRL”) format for the submission of operating company financial statement information and fund risk/return summary information to improve the data’s usefulness, timeliness and quality, benefiting investors, other market participants and other data users and decreasing, over time, the cost of preparing data for submission to the SEC. On September 17, 2020, large fund groups, defined as fund groups with net assets of $1 billion or more as of the end of their most recent fiscal year, became subject to the iXBRL requirements. The Company expects an increase in revenue associated with eXtensible Business Reporting Language (“XBRL”) compliance services for the IC-SS segment (as defined below).

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

Capital Markets

The Company provides software solutions, technology-enabled services and print and distribution solutions to public and private companies for deal solutions and compliance to companies that are, or are preparing to become, subject to the filing and reporting requirements of the Securities Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Capital markets’ clients leverage the Company’s software offerings, proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the EDGAR system for their transactional and ongoing compliance needs. The Company assists its capital markets clients throughout the course of public and private business transactions; M&A, IPOs, debt offerings and other similar transactions. In addition, the Company provides clients with compliance solutions to prepare their ongoing required Exchange Act filings that are compatible with the SEC’s EDGAR system, most notably Form 10-K, Form 10-Q, Form 8-K and Proxy Form DEF 14A. The Company’s operating segments associated with its capital markets services and products offerings are as follows:

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

Executive Overview

Third Quarter Overview

Net sales increased by $13.6 million, or 6.9%, to $209.5 million from $195.9 million for the third quarter of 2020 compared to the same period in the prior year, including a $0.3 million, or 0.2%, increase due to changes in foreign exchange rates. Net sales increased primarily due to higher capital markets transaction and compliance volumes, increased volumes in FundSuiteArc, Venue data rooms and ActiveDisclosure and price increases in other compliance software solutions, partially offset by lower commercial, mutual fund transaction and compliance print volumes.

Income from operations for the third quarter of 2020 decreased by $16.9 million, or 52.6%, to $15.2 million from $32.1 million for the three months ended September 30, 2019, primarily due to the $19.2 million net gain from the sale of a building recorded in the third quarter of 2019, LSC multiemployer pension plan charges of $5.8 million, $4.2 million of higher restructuring, impairment and other charges, net and an increase in incentive compensation expense in the third quarter of 2020, partially offset by cost control initiatives and higher sales volumes, with a favorable sales mix in the third quarter of 2020.

Year-to-Date Overview

Net sales decreased by $0.2 million to $684.2 million from $684.4 million for the nine months ended September 30, 2020 compared to the same period in the prior year, including a $0.8 million, or 0.1%, decrease due to changes in foreign exchange rates. Net sales decreased primarily due to lower mutual fund compliance volume and a decline in print as a result of lower capital market compliance and commercial print volumes, mostly offset by higher capital markets transaction volumes, increased volumes in FundSuiteArc and ActiveDisclosure and price increases in software compliance software solutions.

Income from operations for the nine months ended September 30, 2020 decreased by $41.1 million, or 57.0%, to $31.0 million from $72.1 million for the nine months ended September 30, 2019, primarily due to $26.5 million of higher restructuring, impairment and other charges, net, the $19.2 million net gain from the sale of a building recorded in the third quarter of 2019, the LSC multiemployer pension plans obligation charges of $18.1 million and higher incentive compensation and healthcare expense, partially offset by cost control initiatives.

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

The COVID-19 pandemic has had and may continue to have a material adverse impact on certain of the Company’s customers’ financial results, which has and may continue to force those clients to alter their plans for purchasing the Company’s services and products. In addition, the global markets have been disrupted due to the COVID-19 pandemic, which has negatively impacted the Company’s transactional offerings. The market has begun to stabilize in the third quarter of 2020 and the Company has experienced an increase in transactional offerings. However, there remains uncertainty for future periods with the possibility of a resurgence of the COVID-19 pandemic resulting in renewal of mitigation measures, including targeted shutdowns. Some of this volatility is mitigated through the Company’s compliance offerings, supporting the quarterly and annual public company reporting processes, as well as its investment companies regulatory and shareholder communications offerings. If the Company’s customers reduce, defer or cancel their spending with DFIN, it would materially adversely impact the Company’s business, results of operations and overall financial performance.

Some of the Company’s operations also have been affected by a range of external factors related to the COVID-19 pandemic that are not within the Company’s control. For example, many jurisdictions imposed a wide range of restrictions on the physical movement of the Company’s employees and vendors to limit the spread of COVID-19, although many of these restrictions have been rescinded, in whole or in part. If any of these external factors or widespread geographic shutdowns are renewed, or if the COVID-19 pandemic and related mitigation measures otherwise have a substantial impact on the Company’s or vendors’ employee attendance or productivity, the Company’s operations are expected to be adversely affected, and in turn the Company’s results of operations and overall financial performance would be harmed. Furthermore, the Company’s insurance costs may increase.

The Company has taken numerous steps, and will continue to take further actions as needed, in its response to the COVID-19 pandemic. The Company has implemented business continuity plans and has instructed all employees that can work from home to do so, has implemented travel restrictions and has conducted virtual customer and employee meetings. These decisions may delay or reduce sales and harm productivity and collaboration. The Company has also incurred $0.9 million of incremental expenses, net of sales surcharges and government subsidies, as a result of the COVID-19 pandemic during the nine months ended September 30, 2020. Incremental expenses incurred included incremental vendor costs, premium wages paid to certain employees as well as costs to clean and disinfect the Company’s facilities more frequently. The Company also received certain government subsidies in connection with COVID-19, primarily related to employee wages at certain international locations. As a result of the incremental expenses, the Company invoiced certain customers COVID-19-related sales surcharges to recoup some of the expenses. The Company could continue to incur such costs in future periods, however, the impact of such costs on the Company’s financial condition, results of operations and overall financial performance cannot be predicted at this time. The Company is also working closely with its clients to support them as they implement their own contingency plans, helping them access the Company’s services and products and continue to meet their regulatory requirements.

The Company believes that implementing cost reduction efforts helped mitigate the impact that reduced revenues had on income from operations during the first half of 2020. The Company has reduced expenses and may take further actions that alter its business operations as the situation evolves. The ultimate impact of the COVID-19 pandemic and the effects on the Company’s business, financial condition, liquidity, and financial results cannot be predicted at this time.

Multiemployer Pension Plans Obligation

On April 13, 2020, LSC Communications, Inc. (“LSC”) announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code (“LSC Chapter 11 Filing”). LSC and the Company separated from R. R. Donnelley & Sons Company (“RRD”) in a tax-free distribution to shareholders effective October 1, 2016 (the “Separation”). In the second quarter of 2020, the Company became aware that, subsequent to the LSC Chapter 11 Filing, LSC failed to make certain required monthly and quarterly withdrawal liability payments to multiemployer pension plans from which RRD had withdrawn prior to the Separation. Responsibility for certain pre-Separation withdrawal liability obligations, resulting in such monthly and quarterly payment obligations (the “MEPP Liabilities”), had been assigned to LSC pursuant to the September 14, 2016 Separation and Distribution Agreement among the Company, RRD and LSC (the “Separation Agreement”), however, the Company and RRD remained jointly and severally liable for the MEPP Liabilities pursuant to laws and regulations governing multiemployer pension plans. The Company believes the total undiscounted MEPP Liabilities for which LSC was responsible at the time of the LSC Chapter 11 Filing were approximately $103 million (or approximately $57 million on a discounted basis, assuming a blended discount rate of approximately 10%) and are payable over approximately a 14-year period (through 2034), with annual payments ranging from $1.6 million to $8.5 million.

On July 24, 2020, the Company and RRD signed an agreement agreeing to submit to mediation and, if required, arbitration to determine the final liability allocation between the Company and RRD with respect to the MEPP Liabilities. DFIN and RRD also agreed to share all required monthly and quarterly withdrawal liability payment obligations that become due during the mediation/arbitration period, with an adjustment and repayment to be made for any such payments according to the final allocation. The Company and RRD were unable to agree on final liability allocation in mediation and anticipate submitting the matter to arbitration pursuant to the terms of the Separation Agreement.

The Company is required to record a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of June 30, 2020, the Company recorded a contingent liability of $10.2 million for its potential payments in respect of the MEPP Liabilities, representing the Company’s low end of the range of potential outcomes. The Company also recorded an additional accrual of $2.1 million in the second quarter of 2020 for the Company’s estimated share of the obligation until a final allocation is determined. During the third quarter, the Company increased its estimated low end of the range of potential outcomes as well as increased the estimated duration of the Company’s shared payments until a final allocation is determined. As of September 30, 2020, the Company has $15.5 million accrued related to the contingent liability as well as the Company’s estimated share of required payments during the mediation/arbitration period. The Company is not able to reasonably estimate the maximum potential loss due to the uncertainty related to the outcome of the final allocation of the MEPP Liabilities between the Company and RRD. The expense associated with this liability has been recorded in SG&A expense within the Corporate segment in the Company’s Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020.

There can be no assurance that the Company’s actual future liabilities relating to the MEPP Liabilities will not differ materially from the contingency amount recorded in the Company’s Unaudited Condensed Consolidated Financial Statements. The Company’s MEPP Liabilities could also be affected by the financial stability of other employers participating in such plans and decisions by those employers to withdraw from such plans in the future.

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

Results of Operations for the Three and Nine Months Ended September 30, 2020 as Compared to the Three and Nine Months Ended September 30, 2019

The following table shows the results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in millions, except percentages)
Net sales
Tech-enabled services	$104.5	$83.9	$20.6	24.6%	$301.8	$280.5	$21.3	7.6%
Software solutions	51.1	46.6	4.5	9.7%	146.0	139.1	6.9	5.0%
Print and distribution	53.9	65.4	(11.5)	(17.6%)	236.4	264.8	(28.4)	(10.7%)
Total net sales	209.5	195.9	13.6	6.9%	684.2	684.4	(0.2)	(0.0%)
Cost of sales (1)
Tech-enabled services	42.6	41.7	0.9	2.2%	132.9	141.1	(8.2)	(5.8%)
Software solutions	23.3	25.2	(1.9)	(7.5%)	71.8	76.8	(5.0)	(6.5%)
Print and distribution	46.6	54.4	(7.8)	(14.3%)	181.6	206.3	(24.7)	(12.0%)
Total cost of sales	112.5	121.3	(8.8)	(7.3%)	386.3	424.2	(37.9)	(8.9%)
Selling, general and administrative expenses (1)	62.2	46.2	16.0	34.6%	192.0	159.0	33.0	20.8%
Depreciation and amortization	12.6	12.7	(0.1)	(0.8%)	39.7	36.8	2.9	7.9%
Restructuring, impairment and other charges, net	7.0	2.8	4.2	nm	35.2	8.7	26.5	nm
Other operating income, net	—	(19.2)	19.2	(100.0%)	—	(16.4)	16.4	(100.0%)
Income from operations	15.2	32.1	(16.9)	(52.6%)	31.0	72.1	(41.1)	(57.0%)
Interest expense, net	5.9	8.6	(2.7)	(31.4%)	16.8	26.6	(9.8)	(36.8%)
Investment and other income, net	(0.4)	(0.5)	0.1	(20.0%)	(1.3)	(1.6)	0.3	(18.8%)
Earnings before income taxes	9.7	24.0	(14.3)	(59.6%)	15.5	47.1	(31.6)	(67.1%)
Income tax expense	2.6	9.3	(6.7)	(72.0%)	5.6	16.5	(10.9)	(66.1%)
Net earnings	$7.1	$14.7	$(7.6)	(51.7%)	$9.9	$30.6	$(20.7)	(67.6%)

(1)	Exclusive of depreciation and amortization.

nm – Not meaningful

Consolidated

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

Net sales of tech-enabled services for the three months ended September 30, 2020 increased $20.6 million, or 24.6%, to $104.5 million versus the three months ended September 30, 2019. Net sales of tech-enabled services increased due to higher capital markets transactional volumes, higher mutual fund services volumes and capital markets compliance volumes.

Net sales of software solutions for the three months ended September 30, 2020 increased $4.5 million, or 9.7%, to $51.1 million versus the three months ended September 30, 2019. Net sales of software solutions increased primarily due to higher FundSuiteArc, Venue data rooms and ActiveDisclosure volumes and price increases in other compliance software solutions.

Net sales of print and distribution for the three months ended September 30, 2020 decreased $11.5 million, or 17.6%, to $53.9 million versus the three months ended September 30, 2019. Net sales of print and distribution decreased due to lower commercial print, mutual fund transactional, compliance print and capital markets transactional print volumes.

Tech-enabled services cost of sales for the three months ended September 30, 2020 increased $0.9 million, or 2.2%, to $42.6 million versus the three months ended September 30, 2019, primarily due to higher sales volumes and higher incentive compensation, partially offset by cost control initiatives. As a percentage of tech-enabled services net sales, tech-enabled services costs of sales decreased 8.9% as a result of cost control initiatives.

Software solutions cost of sales decreased $1.9 million, or 7.5%, to $23.3 million, for the three months ended September 30, 2020 versus the three months ended September 30, 2019, primarily due to the impact of cost control initiatives, partially offset by the impact of higher sales volumes. As a percentage of software solutions net sales, software solutions cost of sales decreased 8.5% primarily as a result of cost control initiatives and price increases in compliance software solutions.

Print and distribution cost of sales decreased $7.8 million, or 14.3%, to $46.6 million, for the three months ended September 30, 2020 versus the three months ended September 30, 2019, primarily due to the impact of lower sales volumes and cost control initiatives, partially offset by higher incentive compensation expense. As a percentage of print and distribution net sales, print and distribution cost of sales increased 3.3% primarily as a result of higher incentive compensation expense, partially offset by cost control initiatives.

SG&A expense increased $16.0 million, or 34.6%, to $62.2 million, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to increased selling expenses associated with the increase in sales volumes, a $5.8 million charge related to the LSC multiemployer pension plan obligation, higher incentive compensation and healthcare expenses and a $2.7 million non-income tax charge, partially offset by cost control initiatives. As a percentage of net sales, SG&A expenses increased from 23.6% for the three months ended September 30, 2019 to 29.7% for the three months ended September 30, 2020 primarily due to the charge related to the LSC multiemployer pension plan obligation, higher incentive compensation and healthcare expenses, partially offset by cost control initiatives.

Depreciation and amortization decreased $0.1 million, or 0.8%, to $12.6 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Depreciation and amortization included $3.4 million and $3.6 million of amortization of other intangible assets related to customer relationships and a tradename for the three months ended September 30, 2020 and 2019, respectively.

Restructuring, impairment and other charges, net for the three months ended September 30, 2020, were $7.0 million, as compared to $2.8 million for the three months ended September 30, 2019. In 2020, these charges included $1.1 million of employee termination costs, impairment charges of $5.5 million relating to operating lease right-of-use (“ROU”) assets and certain capitalized software as well as $0.4 million for other charges primarily related to the realignment of the Company’s operating segments. In 2019, these charges included $2.4 million of employee termination costs for approximately 70 employees and $0.4 million for impairment charges related to software assets.

Other operating income, net for the three months ended September 30, 2019 included a $19.2 million net gain recognized from the sale of a building.

Income from operations for the three months ended September 30, 2020 decreased $16.9 million, or 52.6%, to $15.2 million for the three months ended September 30, 2020, primarily due to the impact of the net gain from the sale of a building in the third quarter of 2019, the LSC multiemployer pension plan obligation charge and higher restructuring, impairment and other charges, net and incentive compensation expense, partially offset by cost control initiatives and higher sales volumes in the third quarter of 2020.

Interest expense, net decreased $2.7 million to $5.9 million for the three months ended September 30, 2020 versus the same period for 2019 due to the payoff of the Company’s term loan credit facility in the fourth quarter of 2019 as well as the Company’s purchase and retirement of $67.0 million (notional amount) of the Notes (as defined below) in 2020, partially offset by the Revolving Facility (as defined below) that carries a lower interest rate.

Investment and other income, net for both the three months ended September 30, 2020 and the three months ended September 30, 2019 primarily consisted of net pension plan income and totaled $0.4 million and $0.5 million, respectively.

The effective income tax rate was 26.8% for the three months ended September 30, 2020 compared to 38.8% for the three months ended September 30, 2019. The decrease in the effective income tax rate for the three months ended September 30, 2020 was primarily driven by a lower forecasted annual effective rate and the unfavorable impact of discrete adjustments and higher permanent adjustments in 2019.

Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

Net sales of tech-enabled services for the nine months ended September 30, 2020 increased $21.3 million, or 7.6%, to $301.8 million, versus the nine months ended September 30, 2019. Net sales of tech-enabled services increased due to higher capital markets transactional and compliance volumes.

Net sales of software solutions for the nine months ended September 30, 2020 increased $6.9 million, or 5.0%, to $146.0 million versus the nine months ended September 30, 2019. Net sales of software solutions increased primarily due to higher FundSuiteArc and ActiveDisclosure volumes along with price increases in other compliance software solutions.

Net sales of print and distribution for the nine months ended September 30, 2020 decreased $28.4 million, or 10.7%, to $236.4 million versus the nine months ended September 30, 2019, due to lower capital markets transactional, mutual fund compliance, commercial and capital markets compliance print volumes.

Tech-enabled services cost of sales for the nine months ended September 30, 2020 decreased $8.2 million, or 5.8%, to $132.9 million, compared to the nine months ended September 30, 2019, primarily due to cost control initiatives, partially offset by the impact of higher sales volumes and higher compensation expense. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales decreased 6.3% primarily as a result of cost control initiatives, partially offset by higher compensation expense.

Software solutions cost of sales decreased $5.0 million, or 6.5%, to $71.8 million, for the nine months ended September 30, 2020 versus the nine months ended September 30, 2019, primarily due to cost control initiatives, partially offset by the impact of higher sales volumes. As a percentage of software solutions net sales, software solutions cost of sales decreased 6.0% primarily as a result of cost control initiatives and price increases in compliance software solutions.

Print and distribution cost of sales decreased $24.7 million, or 12.0%, to $181.6 million, for the nine months ended September 30, 2020 versus the nine months ended September 30, 2019. Print and distribution cost of sales decreased due to the impact of lower sales volumes and cost control initiatives, partially offset by higher incentive compensation expense. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 1.1% primarily as a result of cost control initiatives, partially offset by higher incentive compensation expense.

SG&A expenses increased $33.0 million, or 20.8%, to $192.0 million, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to the $18.1 million expense for the LSC multiemployer pension plans obligation, higher incentive compensation and healthcare expense and a $2.7 million non-income tax charge, partially offset by cost control initiatives. As a percentage of net sales, SG&A expenses increased from 23.2% for the nine months ended September 30, 2019 to 28.1% for the nine months ended September 30, 2020, primarily due to the LSC multiemployer pension plans obligation charge and higher incentive compensation and healthcare expense.

Depreciation and amortization increased $2.9 million, or 7.9%, to $39.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to the acceleration of depreciation as the result of a change in the estimated useful lives of certain assets. Depreciation and amortization included $10.1 million and $10.9 million of amortization of other intangible assets related primarily to customer relationships and a tradename for the nine months ended September 30, 2020 and 2019, respectively.

Restructuring, impairment and other charges, net for the nine months ended September 30, 2020, were $35.2 million, as compared to $8.7 million for the nine months ended September 30, 2019. In 2020, these charges included $15.0 million of employee termination costs for approximately 490 employees, impairment charges of $17.6 million relating to operating lease ROU assets and certain capitalized software as well as $2.6 million of other charges primarily related to the realignment of the Company’s operating segments. In 2019, these charges included $8.2 million of employee termination costs for approximately 235 employees, $0.4 million of net impairment charges related to software assets and $0.1 million for other charges associated with the Company’s decision to withdraw in 2013 from certain multi-employer pension plans serving facilities that continued to operate.

Other operating income, net for the nine months ended September 30, 2019 included a $19.2 million net gain recognized from the sale of a building, partially offset by a $2.8 million loss recognized for the 2018 disposition of the Language Solutions business.

Income from operations for the nine months ended September 30, 2020 decreased $41.1 million, or 57.0%, to $31.0 million versus the nine months ended September 30, 2019, primarily due to higher restructuring, impairment and other charges, net, the impact of the net gain recognized from the sale of a building recorded in the third quarter of 2019, the LSC multiemployer pension plans obligation charge and higher incentive compensation and healthcare expense, partially offset by cost control initiatives.

Interest expense, net decreased $9.8 million to $16.8 million for the nine months ended September 30, 2020 versus the same period in 2019, primarily due to the payoff of the Company’s term loan credit facility in the fourth quarter of 2019, the Company’s repurchase and retirement of $67.0 million (notional amount) of the Notes (as defined below) in 2020 and the $2.3 million gain on debt extinguishment during nine months ended September 30, 2020, as further described in Note 8, Debt, to the Unaudited Condensed Consolidated Financial Statements, partially offset by the Revolving Facility (as defined below) that carries a lower interest rate.

Investment and other income, net for both the nine months ended September 30, 2020 and the nine months ended September 30, 2019 primarily consisted of net pension plan income and totaled $1.3 million and $1.6 million, respectively.

The effective income tax rate was 36.1% for the nine months ended September 30, 2020 compared to 35.0% for the nine months ended September 30, 2019. The increase in the effective income tax rate for the nine months ended September 30, 2020 was primarily driven by the impact of discrete tax adjustments on lower year-to-date earnings.

Information by Segment

The following tables summarize net sales, income from operations and certain items impacting comparability within each of the operating segments and Corporate.

Capital Markets – Software Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in millions, except percentages)
Net sales	$34.1	$31.5	$2.6	8.3%	$97.1	$94.2	$2.9	3.1%
Income from operations	2.1	2.8	(0.7)	(25.0%)	4.9	6.3	(1.4)	(22.2%)
Operating margin	6.2%	8.9%			5.0%	6.7%
Items impacting comparability
Restructuring, impairment and other charges, net	0.2	0.3	(0.1)	(33.3%)	1.0	1.3	(0.3)	(23.1%)
Non-income tax expense	2.7	—	2.7	nm	2.7	—	2.7	nm
Accelerated rent expense	0.4	—	0.4	nm	0.5	—	0.5	nm

nm – Not meaningful

Three months ended September 30, 2020 compared to the Three months ended September 30, 2019

Net sales for the three months ended September 30, 2020 were $34.1 million, an increase of $2.6 million, or 8.3%, compared to the three months ended September 30, 2019. Net sales increased primarily due to higher Venue data room and ActiveDisclosure volumes and price increases in other compliance software solutions.

Income from operations decreased $0.7 million, or 25.0%, to $2.1 million for the three months ended September 30, 2020 as compared to $2.8 million for the three months ended September 30, 2019, primarily due to a $2.7 million non-income tax charge and higher incentive compensation expense, partially offset by cost control initiatives and the impact of higher sales.

Operating margins decreased from 8.9% for the three months ended September 30, 2019 to 6.2% for the three months ended September 30, 2020, primarily due to a non-income tax charge, which negatively impacted the change in operating margin by 7.9%, and higher incentive compensation expense, partially offset by the impact of cost control initiatives.

Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

Net sales for the nine months ended September 30, 2020 were $97.1 million, an increase of $2.9 million, or 3.1%, compared to the nine months ended September 30, 2019. Net sales increased primarily due to higher ActiveDisclosure volumes and price increases in other compliance software solutions.

Income from operations decreased $1.4 million, or 22.2%, to $4.9 million for the nine months ended September 30, 2020 as compared to $6.3 million for the nine months ended September 30, 2019, primarily due to higher incentive compensation expense and a $2.7 million non-income tax charge, partially offset by cost control initiatives and the impact of higher sales.

Operating margins decreased from 6.7% for the nine months ended September 30, 2019 to 5.0% for the nine months ended September 30, 2020, primarily due to higher incentive compensation expense as well as a non-income tax charge, which negatively impacted the change in operating margin by 2.8%, partially offset by cost control initiatives.

Capital Markets – Compliance and Communication Management

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in millions, except percentages)
Net sales	$96.1	$82.2	$13.9	16.9%	$316.0	$311.4	$4.6	1.5%
Income from operations	37.2	16.8	20.4	nm	87.9	69.8	18.1	25.9%
Operating margin	38.7%	20.4%			27.8%	22.4%
Items impacting comparability
Restructuring, impairment and other charges, net	2.5	1.6	0.9	56.2%	19.9	5.0	14.9	nm
COVID-19 related sales surcharges and expenses, net	(0.8)	—	(0.8)	nm	(1.6)	—	(1.6)	nm
Accelerated rent expense	0.6	—	0.6	nm	0.8	—	0.8	nm

nm – Not meaningful

Three months ended September 30, 2020 compared to the Three months ended September 30, 2019

Net sales for the three months ended September 30, 2020 were $96.1 million, an increase of $13.9 million, or 16.9%, compared to the three months ended September 30, 2019. Net sales increased primarily due to higher transactional and compliance volumes.

Income from operations increased $20.4 million to $37.2 million compared to the three months ended September 30, 2019, primarily due to cost control initiatives, the impact of higher sales and a favorable sales mix, partially offset by higher incentive compensation expense.

Operating margins increased from 20.4% for the three months ended September 30, 2019 to 38.7% for the three months ended September 30, 2020, primarily due to cost control initiatives and a favorable sales mix, partially offset by higher incentive compensation expense.

Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

Net sales for the nine months ended September 30, 2020 were $316.0 million, an increase of $4.6 million, or 1.5%, compared to the nine months ended September 30, 2019, primarily due to higher transactional volumes, partially offset by lower compliance volumes.

Income from operations increased $18.1 million, or 25.9%, to $87.9 million compared to the nine months ended September 30, 2019, primarily due to cost control initiatives, the impact of higher sales and favorable sales mix, partially offset by higher restructuring, impairment and other charges, net and higher incentive compensation expense.

Operating margins increased from 22.4% for the nine months ended September 30, 2020 and 2019 to 27.8%, primarily due to cost control initiatives and a favorable sales mix, partially offset by higher restructuring, impairment and other charges, net, which negatively impacted the change in operating margin by 4.7%, and higher incentive compensation expense.

Investment Companies – Software Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in millions, except percentages)
Net sales	$17.0	$15.1	$1.9	12.6%	$48.9	$44.9	$4.0	8.9%
Loss from operations	(0.8)	(1.7)	0.9	(52.9%)	(0.3)	(7.9)	7.6	(96.2%)
Operating margin	(4.7%)	(11.3%)			(0.6%)	(17.6%)
Items impacting comparability
Restructuring, impairment and other charges, net	2.2	—	2.2	nm	2.6	0.1	2.5	nm
Accelerated rent expense	0.1	—	0.1	nm	0.1	—	0.1	nm

nm – Not meaningful

Three months ended September 30, 2020 compared to the Three months ended September 30, 2019

Net sales for the three months ended September 30, 2020 were $17.0 million, an increase of $1.9 million, or 12.6%, compared to the three months ended September 30, 2019. Net sales increased primarily due to higher FundSuiteArc volumes.

Loss from operations decreased $0.9 million, or 52.9%, to $0.8 million compared to an operating loss of $1.7 million for the three months ended September 30, 2019, primarily due to cost control initiatives and the impact of higher sales volumes, partially offset by higher restructuring, impairment and other charges, net.

Operating margins improved from a negative margin of 11.3% for the three months ended September 30, 2019 to a negative margin of 4.7% for the three months ended September 30, 2020, primarily due to cost control initiatives, partially offset by higher restructuring, impairment and other charges, net, which negatively impacted the change in operating margin by 12.9%.

Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

Net sales for the nine months ended September 30, 2020 were $48.9 million, an increase of $4.0 million, or 8.9%, compared to the nine months ended September 30, 2019, primarily due to higher FundSuiteArc volumes.

Loss from operations decreased $7.6 million, to $0.3 million compared to an operating loss of $7.9 million for the nine months ended September 30, 2019, primarily due to cost control initiatives and the impact of higher sales volumes, partially offset by higher restructuring, impairment and other charges, net.

Operating margins improved from a negative margin of 17.6% for the nine months ended September 30, 2019 to a negative margin of 0.6% for the three months ended September 30, 2020, primarily due to cost control initiatives, partially offset by higher restructuring, impairment and other charges, net, which negatively impacted the change in operating margin by 5.1%.

Investment Companies – Compliance and Communication Management

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in millions, except percentages)
Net sales	$62.3	$67.1	$(4.8)	(7.2%)	$222.2	$233.9	$(11.7)	(5.0%)
(Loss) income from operations	(0.9)	20.1	(21.0)	nm	3.2	32.6	(29.4)	(90.2%)
Operating margin	(1.4%)	30.0%			1.4%	13.9%
Items impacting comparability
Restructuring, impairment and other charges, net	0.2	0.2	—	—	5.4	1.1	4.3	nm
COVID-19 related sales surcharges and expenses, net	(0.2)	—	(0.2)	nm	2.4	—	2.4	nm
Accelerated rent expense	0.1	—	0.1	nm	0.4	—	0.4	nm
Gain on sale of building	—	(19.2)	19.2	nm	—	(19.2)	19.2	nm

nm – Not meaningful

Three months ended September 30, 2020 compared to the Three months ended September 30, 2019

Net sales for the three months ended September 30, 2020 were $62.3 million, a decrease of $4.8 million, or 7.2%, compared to the three months ended September 30, 2019, primarily due to lower commercial, mutual fund transactional and compliance print volumes.

(Loss) income from operations decreased $21.0 million to an operating loss of $0.9 million compared to income from operations of $20.1 million the three months ended September 30, 2019, primarily due to the impact of the $19.2 million net gain from the sale of a building in the third quarter of 2019, lower sales volumes and higher incentive compensation expense, partially offset by cost control initiatives.

Operating margins decreased from 30.0% for the three months ended September 30, 2019 to a negative margin of 1.4% for the three months ended September 30, 2020, primarily due to the impact of the net gain from the sale of a building recorded in the third quarter of 2019, which negatively impacted the change in operating margin by 30.8%, and higher incentive compensation expense, partially offset by cost control initiatives.

Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

Net sales for the nine months ended September 30, 2020 were $222.2 million, a decrease of $11.7 million, or 5.0%, compared to the nine months ended September 30, 2019, primarily due to lower mutual fund compliance and commercial print volumes.

Income from operations decreased $29.4 million, or 90.2%, to $3.2 million compared to the nine months ended September 30, 2019, primarily due to the impact of the net gain from the sale of a building recorded in the third quarter of 2019, lower sales volumes, higher restructuring, impairment and other charges, net, COVID-19 related net charges and higher incentive compensation expense, partially offset by cost control initiatives.

Operating margins decreased from 13.9% for the nine months ended September 30, 2019 to 1.4% for the nine months ended September 30, 2020, primarily due to the impact of the net gain from the sale of a building recorded in the third quarter of 2019, higher restructuring, impairment and other charges, net and COVID-19 related net charges, which combined to negatively impact the change in operating margin by 11.7% and higher incentive compensation expense, partially offset by cost control initiatives.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Operating expenses	$22.4	$5.9	$64.7	$28.7
Items impacting comparability
Share-based compensation expense	4.4	2.6	9.8	7.7
Restructuring, impairment and other charges, net	1.9	0.7	6.3	1.2
LSC multiemployer pension plans obligation	5.8	—	18.1	—
COVID-19 related sales surcharges and expenses, net	—	—	0.1	—
eBrevia contingent consideration	(0.4)	—	(0.8)	—
Accelerated rent expense	0.1	—	0.1	—
Loss on sale of Language Solutions business	—	—	—	2.8
Investor-related expenses	—	—	—	1.5
Spin-off related transaction expenses	—	—	—	0.4
Acquisition-related expenses	—	0.1	—	0.1

Three months ended September 30, 2020 compared to the Three months ended September 30, 2019

Corporate operating expenses for the three months ended September 30, 2020 increased $16.5 million versus the same period of 2019, primarily due to the charge related to the LSC multiemployer pension plan obligation, higher incentive and share-based compensation expense as well as higher healthcare expense and restructuring, impairment and other charges, net.

Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

Corporate operating expenses for the nine months ended September 30, 2020 increased $36.0 million versus the same period in 2019, primarily due to the charge related to the LSC multiemployer pension plans obligation, higher restructuring, impairment and other charges, net, higher incentive and share-based compensation expense as well as higher healthcare expense, partially offset by the loss on the sale of the Language Solutions business recorded in the second quarter of 2019 and lower investor-related expenses.

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

•

COVID-19 related sales surcharges and expenses, net. Incremental expenses incurred, sales surcharges and government subsidies recognized as a result of the COVID-19 pandemic. Incremental expenses included incremental vendor costs, premium wages paid to certain employees and additional costs to clean and disinfect the Company’s facilities more frequently. As a result of these incremental expenses, the Company invoiced certain customers COVID-19 related surcharges. The Company also received certain government subsidies, primarily related to employee wages at certain international locations.

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

A reconciliation of GAAP net earnings to Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019 for these adjustments is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net earnings	$7.1	$14.7	$9.9	$30.6
Restructuring, impairment and other charges, net	7.0	2.8	35.2	8.7
Share-based compensation expense	4.4	2.6	9.8	7.7
LSC multiemployer pension plans obligation	5.8	—	18.1	—
Non-income tax expense	2.7	—	2.7	—
COVID-19 related sales surcharges and expenses, net	(1.0)	—	0.9	—
Accelerated rent expense	1.3	—	1.9	—
eBrevia contingent consideration	(0.4)	—	(0.8)	—
Net gain on sale of building	—	(19.2)	—	(19.2)
Loss on sale of Language Solutions business	—	—	—	2.8
Investor-related expenses	—	—	—	1.5
Spin-off related transaction expenses	—	—	—	0.4
Acquisition-related expenses	—	0.1	—	0.1
Depreciation and amortization	12.6	12.7	39.7	36.8
Interest expense, net	5.9	8.6	16.8	26.6
Investment and other income, net	(0.4)	(0.5)	(1.3)	(1.6)
Income tax expense	2.6	9.3	5.6	16.5
Adjusted EBITDA	$47.6	$31.1	$138.5	$110.9
Restructuring, impairment and other charges, net—The three months ended September 30, 2020 included $1.1 million of employee termination costs, impairment charges of $5.5 million on operating lease ROU assets and certain capitalized software and $0.4 million for other charges primarily related to the realignment of the Company’s operating segments. The nine months ended September 30, 2020 included $15.0 million of employee termination costs, impairment charges of $17.6 million on operating lease ROU assets and certain capitalized software and $2.6 million for other charges primarily related to the realignment of the Company’s operating segments. The three months ended September 30, 2019 included $2.4 million for employee termination costs and $0.4 million of net impairment charges related to software assets. The nine months ended September 30, 2019 included $8.2 million of employee termination costs, $0.4 million of net impairment charges related to software assets and $0.1 million for other charges.

Share-based compensation expense—Included charges of $4.4 million and $2.6 million for the three months ended September 30, 2020 and 2019, respectively, and $9.8 million and $7.7 million for the nine months ended September 30, 2020 and 2019, respectively.

LSC multiemployer pension plans obligation—Included charges of $5.8 million and $18.1 million for the three and nine months ended September 30, 2020 respectively, for the Company’s accrual related to LSC’s MEPP Liabilities.

Non-income tax expense—Included a charge of $2.7 million for the three and nine months ended September 30, 2020 for the Company’s accrual for certain estimated non-income tax exposures.

COVID-19 related sales surcharges and expenses, net—Included net income of $1.0 million and charges of $0.9 million for the three and nine months ended September 30, 2020, respectively, primarily related to incremental vendor costs, premium wages and incentive compensation paid to certain employees, net of COVID-19 related sales surcharges invoiced to certain customers and government subsidies, as described above.

Accelerated rent expense—Included charges of $1.3 million and $1.9 million for the three and nine months ended September 30, 2020 respectively, for the acceleration of rent expense associated with abandoned leases.

eBrevia contingent consideration—Included a gain of $0.4 million and $0.8 million for the three and nine months ended September 30, 2020 respectively, as a result of a decrease in the contingent consideration to be paid to the former owners of eBrevia.

Net gain on sale of building—Included a pre-tax net gain of $19.2 million related to the sale of a building for the three and nine months ended September 30, 2019.

Loss on sale of Language Solutions business—Included charges of $2.8 million for the nine months ended September 30, 2019, for the payment of amounts related to the July 2018 disposition of the Language Solutions business.

Investor-related expenses—Included charges of $1.5 million for the nine months ended September 30, 2019 primarily related to third-party advisory, consulting and legal fees related to non-routine investor matters.

Spin-off related transaction expenses—Included charges of $0.4 million for the nine months ended September 30, 2019 primarily related to third-party consulting fees.

Acquisition-related expenses—Included charges of $0.1 million for the three and nine months ended September 30, 2019 primarily related to legal expenses associated with contemplated acquisitions.

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

Cash and cash equivalents of $40.9 million at September 30, 2020 included $33.2 million in the U.S. and $7.7 million at international locations.

The following describes the Company’s cash flows for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Net cash provided by (used in) operating activities	$52.5	$(4.2)
Net cash used in investing activities	(13.2)	(9.4)
Net cash used in financing activities	(14.5)	(1.5)
Effect of exchange rate on cash and cash equivalents	(1.1)	2.2
Net increase (decrease) in cash and cash equivalents	$23.7	$(12.9)

Cash Flows Used in Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor, rent, raw materials and other operating activities.

Net cash provided by operating activities was $52.5 million for the nine months ended September 30, 2020 compared to $4.2 million used in the nine months ended September 30, 2019. The increase in cash provided by operating activities of $56.7 million was primarily due to a decrease in income taxes and interest paid and timing of supplier payments, offset by a decrease in collections due to the timing of customer payments. Cash paid for income taxes, net of refunds, decreased by $11.3 million to $12.4 million for the nine months ended September 30, 2020, from $23.7 million for the nine months ended September 30, 2019 due primarily to deferrals of 2020 tax payments provided under the Coronavirus Aid, Relief, and Economic Security Act and increased 2019 tax payments on the gain from the 2018 sale of the Language Solution business. Accounts payable and accrued liabilities and other increased operating cash flows by $47.3 million for the nine months ended September 30, 2020, as compared to a $28.7 million decrease in operating cash flows for the nine months ended September 30, 2019. Accounts receivable decreased operating cash flow by $59.4 million for the nine months ended September 30, 2020, as compared to a $31.9 million decrease for the nine months ended September 30, 2019.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $13.2 million for the nine months ended September 30, 2020, and primarily consisted of capital expenditures of $24.5 million, mostly driven by investment in software development, partially offset by $12.8 million of proceeds from the sale of one of the Company’s investments in equity securities. The Company expects that capital expenditures for 2020 will be approximately $30 million.

Net cash used in investing activities was $9.4 million for the nine months ended September 30, 2019, and primarily consisted of capital expenditures of $35.1 million, mostly driven by an investment in digital printers and investments in software development and a $2.3 million purchase of an investment in Gain Compliance, partially offset by $30.6 million of proceeds from the sale of a building.

Cash Flows Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2020 was $14.5 million. During the nine months ended September 30, 2020, the Company received $305.5 million of proceeds from the Revolving Facility borrowings, partially offset by $244.0 million of payments on the Revolving Facility borrowings, as well as utilized $63.8 million for the purchase and retirement of certain of the Company’s Notes. The Company’s common stock repurchases for the nine months ended September 30, 2020 totaled $10.3 million.

Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company received $413.0 million of proceeds from the Revolving Facility borrowings, offset by $413.0 million of payments on the Revolving Facility borrowings. The Company’s common stock repurchases for the nine months ended September 30, 2019 totaled $1.3 million.

Contractual Cash Obligations

The following table quantifies the Company's future payments related to its total debt and interest expense, which were impacted by the purchase and retirement of $67.0 million of Senior Notes in 2020, as further described below, as well as the Company's borrowings under the Revolving Facility in the normal course of business. The Company’s debt maturity schedule and related interest amounts as of September 30, 2020 are shown in the table below:

	Payments Due In
	Total	2020	2021	2022	2023	2024	2025 and thereafter
	(in millions)
Debt (a)	$294.5	$—	$—	$—	$61.5	$233.0	$—
Interest due on debt (b)	91.9	10.0	20.9	20.9	20.9	19.2	—
Total	$386.4	$10.0	$20.9	$20.9	$82.4	$252.2	$—

(a)

Excludes unamortized debt issuance costs of $2.6 million which do not represent contractual commitments with a fixed amount or maturity date. Maturity date of the Revolving Facility is December 18, 2023, however, borrowings under the Revolving Facility may be repaid at any time without penalty.

(b)

Includes scheduled interest payments for the 8.25% Senior Notes and estimated interest for the Revolving Facility based on the interest rate at September 30, 2020. Estimated interest payments may differ in the future based on changes in floating interest rates, timing of additional borrowings or repayments or other factors or events.

Debt

The Company’s debt as of September 30, 2020 and December 31, 2019 consisted of the following (in millions):

	September 30, 2020	December 31, 2019
8.25% senior notes due October 15, 2024	$233.0	$300.0
Borrowings under the Revolving Facility	61.5	—
Unamortized debt issuance costs	(2.6)	(4.0)
Total long-term debt	$291.9	$296.0

8.25% Senior Notes Due 2024— On September 30, 2016, DFIN (the “Parent”) issued $300.0 million of 8.25% senior unsecured notes due October 15, 2024 (the “Notes”). The Company’s Notes, with interest payable semi-annually on April 15 and October 15, were issued pursuant to an indenture (the “Indenture”) where certain wholly-owned domestic subsidiaries of the Company guarantee the Notes (the “Guarantors”). In the first quarter of 2020, the Company purchased and retired $66.5 million (notional amount) of the Notes at an average price of 95.25 and recognized a pre-tax gain on the extinguishment of debt of $2.3 million, which was net of unamortized debt issuance costs, and is recorded within interest expense, net in the Unaudited Condensed Consolidated Statements of Operations. In the third quarter of 2020, the Company purchased and retired $0.5 million (notional amount) of the Notes at an average price of 98.75.

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

	September 30, 2020	December 31, 2019
	(in millions)
Current assets	$249.0	$169.5
Noncurrent assets	999.6	1,034.8
Current liabilities	190.3	165.2
Noncurrent liabilities	435.7	431.1

Nine Months Ended
September 30, 2020
(in millions)
Total net sales	$606.1
Total cost of sales	339.7
Income from operations	26.3
Net earnings	7.0

During the nine months ended September 30, 2020, Nonguarantors intercompany revenue and cost of sales totaled $3.1 million each. As of September 30, 2020, and December 31, 2019, an intercompany short-term note receivable due to Nonguarantors from the Parent totaled $10.8 million and $12.0 million, respectively.

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

As of September 30, 2020, outstanding borrowings under the Revolving Facility totaled $61.5 million. The maturity date of the Revolving Facility is December 18, 2023. Based on the Company’s results of operations for the twelve months ended September 30, 2020 and existing debt, the Company would have had the ability to utilize an incremental $238.5 million of the $300.0 million Revolving Facility and not have been in violation of the terms of the agreement.

The current availability under the Revolving Facility and net available liquidity as of September 30, 2020 is shown in the table below:

September 30, 2020
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	61.5
Impact on availability related to outstanding letters of credit	—
$61.5

Current availability	$238.5
Cash	40.9
Net Available Liquidity	$279.4

The Company was in compliance with its debt covenants as of September 30, 2020, and expects to remain in compliance based on management’s estimates of operating and financial results for 2020 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of September 30, 2020, the Revolving Facility is supported by sixteen U.S. and international financial institutions. As of September 30, 2020, the Company had $3.3 million in outstanding letters of credit and bank guarantees, of which none reduced the availability under the Revolving Facility. As of September 30, 2020, the Company met all the conditions required to borrow under the Revolving Facility, and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions

The Company’s acquisition of eBrevia closed on December 18, 2018. During the year ended December 31, 2019, the Company paid $4.5 million related to the acquisition of eBrevia. An additional $1.9 million of the purchase price, which was held in the event of potential claims, was paid during the nine months ended September 30, 2020 pursuant to the terms of the acquisition agreement.

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

Goodwill

The Company performs its goodwill impairment tests annually as of October 31 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company also performs an interim review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit. As part of its interim reviews, management analyzed potential changes in the value of individual reporting units based on each reporting unit’s operating results for the period compared to expected results used in the previous impairment test. In addition, management considers how other key assumptions, including discount rates and expected long-term growth rates, used in the last annual impairment test, could be impacted by changes in market conditions and economic events. Based on the qualitative interim assessment in the third quarter of 2020, management concluded that as of September 30, 2020, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying amount.

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

As a result of the March 31, 2020 goodwill impairment analysis under the Current Structure, the Company did not recognize any goodwill impairment as the estimated fair values of all reporting units exceeded their respective carrying amounts. CM-SS, CM-CCM and IC-SS all had fair values far in excess of book values; however, the IC-CCM reporting unit’s fair value exceeded its book value by approximately 3%. The small amount of cushion between book value and fair value of the IC-CCM reporting unit is primarily driven by the projected negative impact of regulatory developments for certain services and products. As of March 31, 2020 and September 30, 2020, goodwill allocated to the IC-CCM reporting unit was $40.6 million.

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

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of September 30, 2020. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

(b)	Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There were no material changes during the three months ended September 30, 2020, to the risk factors identified in the Company’s Annual Report as well as in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, and June 30, 2020, as filed with the SEC on May 7, 2020 and August 5, 2020, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
July 1, 2020 - July 31, 2020	—	$—	—	$21,190,644
August 1, 2020 - August 31, 2020	2,742	12.13	—	21,190,644
September 1, 2020 - September 30, 2020 (c)	443,872	11.54	443,872	16,067,855
Total	446,614	$11.54	443,872	$16,067,855

(a)	2,742 shares were withheld by the Company for tax liabilities upon vesting of equity awards
(b)

On February 4, 2020, the Board authorized a stock repurchase program, under which the Company is authorized to repurchase up to $25.0 million of its outstanding common stock from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. The timing and amount of any shares repurchased are determined by the Company based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so. The stock repurchase program will be effective through December 31, 2021, however, it may be suspended or discontinued at any time.

(c)	Includes 14,729 shares, valued at $0.2 million, for which the Company placed orders prior to September 30, 2020 that were not settled until the fourth quarter of 2020.

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

10.26	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated December 31, 2017, filed on February 28, 2018)*

10.27	Form of Performance Share Unit Award Agreement (for 2017) (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.28	Form of Performance Share Unit Award Agreement (for 2019) (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2018, filed on May 2, 2019)*

10.29	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.30	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.31	Form of Performance Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2020, filed on March 6, 2020)*

10.32	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 2, 2020, filed on March 6, 2020)*

10.33	Form of Director Restricted Stock Unit Award (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

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

Date: November 4, 2020