Form 10-K
period 2020-12-31
Donnelley Financial Solutions, Inc.
filed 2021-02-25
CIK 1669811

AOE su

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Registrant’s telephone number, including area code—(800) 823-5304

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of common stock (based on the closing price of these shares on the NYSE) on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $250,689,340.

As of February 22, 2021, 33,293,289 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement related to its annual meeting of stockholders scheduled to be held on May 13, 2021 are incorporated by reference into Part III of this Form 10-K.

DONNELLEY FINANCIAL SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Donnelley Financial Solutions, Inc. and subsidiaries (“DFIN” or the “Company”) has made forward-looking statements in this Annual Report on Form 10-K (the “Annual Report”) within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of the Company. Generally, forward-looking statements include information concerning possible or assumed future actions, events, or results of operations of the Company. These statements may include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and variations of such words and similar expressions are intended to identify our forward-looking statements.

Forward-looking statements are not guarantees of future performance. These forward-looking statements are subject to a number of important factors, including those factors discussed in detail in “Item 1A: Risk Factors” and elsewhere in this Annual Report, that could cause the Company’s actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

•

the adverse impacts of the pandemic resulting from a novel strain of coronavirus, currently known as COVID-19 (“COVID-19”), and other global public health epidemics on the Company’s business and operations, including demand for DFIN services and products, and the Company’s ability to effectively manage the impacts of the coronavirus pandemic on its business operations;

•	the volatility of the global economy and financial markets, and its impact on transactional volume;
•	failure to offer high quality customer support and services;
•	the retention of existing, and continued attraction of additional clients;
•	the growth of new technologies with which the Company may be able to adequately compete;
•	the Company’s inability to maintain client referrals;
•	the competitive market for the Company’s products and industry fragmentation affecting prices;
•	the ability to gain client acceptance of the Company’s new products and technologies;
•	delay in market acceptance of the Company’s services and products due to undetected errors or failures found in its services and products;
•	failure to maintain the confidentiality, integrity and availability of systems, software and solutions;
•	failure to properly use and protect client and employee information and data;
•	the effect of a material breach of security or other performance issues of any of the Company’s or its vendors’ systems;
•	factors that affect client demand, including changes in economic conditions, national or international regulations and clients’ budgetary constraints;
•	the Company’s ability to access debt and the capital markets due to adverse credit market conditions;
•	the effect of increasing costs of providing healthcare and other benefits to employees;
•	changes in the availability or costs of key materials (such as ink and paper) or in prices received for the sale of by-products;
•	failure to protect the Company’s proprietary technology;
•	ability to maintain the Company’s brands and reputation;
•	the retention of existing, and continued attraction of, key employees, including management;
•	funding obligations arising from multi-employer pension plan obligations of the Company’s former affiliates;
•	the effects of operating in international markets, including fluctuations in currency exchange rates; and
•	the effect of economic and political conditions on a regional, national or international basis.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

Consequently, readers of this Annual Report should consider these forward-looking statements only as the Company’s current plans, estimates and beliefs. Except to the extent required by law, the Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company undertakes no obligation to update or revise any forward-looking statements in this Annual Report to reflect any new events or any change in conditions or circumstances other than to the extent required by law.

PART I

ITEM 1.	BUSINESS

Company Overview

DFIN is a leading global risk and compliance solutions company. The Company provides regulatory filing and deal solutions via its software, technology-enabled services and print and distribution solutions to public and private companies, mutual funds and other regulated investment firms, to serve its clients’ regulatory and compliance needs. DFIN helps its clients comply with applicable regulations where and how they want to work in a digital world, providing numerous solutions tailored to each client’s precise needs. The prevailing trend is toward clients choosing to utilize the Company’s software solutions, in conjunction with its tech-enabled services, to meet their document and filing needs, while at the same time shifting away from physical print and distribution of documents, except for cases where it is still regulatorily required or requested by shareholders.

The Company serves its clients’ regulatory and compliance needs throughout their respective life cycles. For its capital markets clients, the Company offers solutions that allow public companies to comply with applicable U.S. Securities and Exchange Commission (“SEC”) regulations including filing agent services, digital document creation and online content management tools that support their corporate financial transactions and regulatory reporting; solutions to facilitate clients’ communications with their shareholders; and virtual data rooms and other deal management solutions. For investment companies, including mutual fund, insurance-investment and alternative investment companies, the Company provides solutions for creating, compiling and filing regulatory communications as well as solutions for investors designed to improve the access to and accuracy of their investment information.

Technological advancements, regulatory changes, and evolving workflow preferences, have led to the Company’s clients managing more of the financial disclosure process themselves, changing the marketplace for the Company’s services and products. DFIN’s strategy in its Software Solutions segments (CM-SS and IC-SS, as defined below) aligns with the changing marketplace by focusing the Company’s investments and resources in its advanced software solutions, primarily ActiveDisclosure®, Arc Suite and Venue® Virtual Data Room (“Venue”), while making targeted investments, such as the Company’s acquisition of eBrevia, Inc. (“eBrevia”) to further broaden its solution set. In its Compliance & Communications Management segments (CM-CCM and IC-CCM, as defined below), the Company’s strategy focuses on maintaining its market-leading position by offering a high-touch, service-oriented experience, using its combination of tech-enabled services and print and distribution capabilities.

Capital Markets

The Company provides software solutions, technology-enabled services and print and distribution solutions to public and private companies that are, or are preparing to become, subject to the filing and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Clients leverage the Company’s software solutions, proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) system for their transactional and ongoing compliance needs. The Company assists its capital markets clients throughout the course of public and private business transactions; mergers and acquisitions (“M&A”), initial public offerings (“IPOs”), initial creation of special purpose acquisition corporations (“SPAC”) and subsequent de-SPAC (acquisition of a public or private company), debt offerings and other similar transactions. In addition, the Company provides clients with compliance solutions to prepare their ongoing required Exchange Act filings that are compatible with the SEC’s EDGAR system, most notably Form 10-K, Form 10-Q, Form 8-K and proxy filings. These solutions include the Company’s traditional full-service EDGAR filing preparation and filing agent services, technology-enabled services and print and distribution solutions as well as the Company’s software solutions, ActiveDisclosure, Venue, EDGAR Online and eBrevia. In 2020, approximately 51% of capital markets net sales were transactional in nature, approximately 25% of capital markets net sales were compliance in nature and approximately 24% of capital markets net sales were related to software solutions, including ActiveDisclosure and Venue.

Transaction Solutions

The Company helps capital markets clients throughout the course of public and private business transactions. For M&A transactions, the Company supports deal participants in creating transaction-related registration statements, proxy statements and prospectuses, files client documents as their filing agent through the EDGAR filing system and manages print for distribution to shareholders. The Company also provides registration statement and prospectus preparation and filing services through the Company’s proprietary filing solution and software solution, ActiveDisclosure, data room and secure file sharing through Venue as well as contract analytics through eBrevia.

The Company’s Venue solution is a highly secure data room platform that allows clients to share confidential information in real-time throughout the transaction lifecycle. Clients can also maintain control over sensitive data when conducting due diligence for M&A transactions, raising capital for an IPO or developing a document repository. Specifically, companies have used Venue to securely organize, manage, distribute and track corporate governance, financing, legal and other documents in an online workspace accessible to internal and outside advisors. Via integration with the Company’s eBrevia solution, Venue can use artificial intelligence to analyze documents to help clients better understand their content and make informed decisions.

The Company’s eBrevia solution leverages artificial intelligence-based data extraction and contract analytics algorithms to provide enterprise contract review and analysis solutions, utilizing machine learning to produce fast and accurate results. eBrevia's software, which extracts and summarizes key provisions and other information, is leveraged in due diligence, contract management, lease abstraction, and document drafting. eBrevia complements the Company’s Venue offerings to provide clients with secure data aggregation, due diligence, compliance and risk management solutions.

The Company also offers clients the use of private conferencing facilities in major global cities. This service helps clients maintain confidentiality in deal negotiations and provides clients a place to host in-person working groups to meet, strategize and prepare documents for the transactional deal stream. The Company’s sites are outfitted to provide around-the-clock services to support the transaction process. Due to the COVID-19 pandemic, the Company provided support for the transaction process in a virtual environment. The Company transformed its production platform and service delivery model to adapt to clients’ need for a fully-virtual experience while replicating the in-person experience. The Company anticipates that in the future, clients will utilize the range of options available to them, including a hybrid approach with working group members working both virtually and in-person during drafting sessions for their transactions.

Compliance Solutions

The Company provides compliance solutions to capital markets clients in preparing the Exchange Act filings that are compatible with the SEC’s EDGAR system. Capital markets clients leverage the Company’s deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the EDGAR system.

The Company’s cloud-based ActiveDisclosure platform provides capital markets clients with end-to-end solutions to collaborate, tag, validate and file with the SEC efficiently. By leveraging its browser-enabled platform, ActiveDisclosure brings teams together across departments, functions and geographies in real time to create and edit Word, Excel or PowerPoint documents across devices, simultaneously. When combined with ActiveLink, a synchronous updating tool, ActiveDisclosure seamlessly flows changes throughout an entire document automatically, reducing risk and providing additional assurance to clients. In 2020, beta clients began using an entirely new cloud-based ActiveDisclosure disclosure management system, which was built from the ground up to be faster and to provide new features such as built-in collaboration tools and eXtensible Business Reporting Language (“XBRL”) client-tagging capability. The “new ActiveDisclosure” launched in 2021.

The Company also supports capital markets clients in meeting SEC-mandated regulatory filing requirements, including tagged filing in the XBRL format. The Company provides clients with a suite of tagging, review and validation tools to assist them with the XBRL requirements. The Company has accounting and finance professionals that assist its capital markets clients with the processes of tag selection, tag review, file creation, validation and distribution.

The Company helps capital markets clients elevate their proxy filings from compliance documents to investor-focused strategic communications tools with Proxy Design services. The Company’s end-to-end proxy solutions include advisory services, proxy strategy and design, disclosure management, EDGAR filing and expertise, online hosting solutions, print production, distribution and annual meeting services.

The Company provides additional compliance solutions through strategic partnerships, including a full suite of audit management and compliance solutions for Sarbanes-Oxley Act (“SOX”) compliance, operational audits, IT compliance, enterprise risk management and workflow management.

The Company’s EDGAR® Online and EDGARPro solutions deliver intelligent solutions in financial disclosures, allow for the creation and distribution of company data and public filings as well as provide subscription-based proprietary tools for financial data analysis.

Through a minority investment in and commercial agreement with Mediant Communications, Inc. (“Mediant”), the Company can simplify the annual meeting and proxy process for its capital markets clients via project management services and state-of-the-art voting and tabulation technology. This partnership allows the Company to manage and centralize communications for all investors, fulfill and distribute proxy materials and host virtual shareholder meetings.

Investment Companies

The Company provides software solutions, technology-enabled services and print, distribution and fulfillment communications management solutions to its investment companies clients, primarily consisting of mutual fund companies, alternative investment companies, insurance-investment companies and third-party administrators, that are subject to the filing and reporting requirements of the U.S. Investment Company Act of 1940, as amended (the “Investment Act”) as well as European and Canadian regulations. The Company’s Arc Suite software platform, which includes ArcDigital, ArcReporting, ArcPro and ArcRegulatory, enables its investment companies clients to comply with applicable ongoing SEC, Canadian and European regulations as well as to create, manage and deliver accurate and timely financial communications to investors and regulators. Investment companies leverage the Company’s proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents (including incorporating appropriate XBRL tagging) through the EDGAR system.

In 2020, approximately 76% of investment companies net sales were compliance in nature, approximately 20% of the investment companies net sales were related to software solutions, and approximately 4% of investment companies net sales were transactional in nature. The Company’s services and sales teams currently support clients in the United States, Canada, Ireland, the United Kingdom, France, Luxembourg, Poland, India and Australia.

The Company’s proprietary Arc Suite software platform provides investment companies clients with a comprehensive suite of cloud-based technology services and products that store and manage information in a self-service, central repository allowing regulatory documents to be easily accessed, assembled, edited, translated, rendered and submitted to regulators to ensure compliance. Certain products within Arc Suite are cloud-based and include automation and single-source data validation which streamlines processes and drives efficiency for clients.

Through a minority investment in and commercial agreement with Mediant, the Company provides a suite of software to brokers and financial advisors that enables them to monitor and view shareholder communications. The Company offers various technology and electronic delivery services and products to make the distribution of documents and content more efficient. The Company also supports the distribution, tabulation and solicitation of shareholders for corporate elections and mutual fund proxy events.

The Company provides turnkey proxy services for mutual funds and investment insurance companies including discovery, planning and implementation, print and mail management, solicitation, tabulation services, shareholder meeting review and expert support for mutual funds, variable annuities, REITs and other alternative investments.

Segments

In the first quarter of 2020, management realigned the Company’s operating segments to reflect changes in the manner in which the chief operating decision maker assesses information for decision-making purposes. The Company’s four operating and reportable segments are: Capital Markets – Software Solutions (“CM-SS”), Capital Markets – Compliance and Communications Management (“CM-CCM”), Investment Companies – Software Solutions (“IC-SS”) and Investment Companies – Compliance and Communications Management (“IC-CCM”). Corporate is not an operating segment and consists primarily of unallocated selling, general and administrative (“SG&A”) activities and associated expenses within Corporate, including, in part, executive, legal, finance and certain facility costs as well as companywide share-based compensation expense and certain costs and earnings of employee benefit plans, such as pension and other postretirement benefit plans expense (income). Prior to its sale in 2018, the Language Solutions business, which helped companies adapt their business content into different languages for specific countries, markets and regions, was an operating segment.

All 2019 and 2018 amounts related to segments have been reclassified to conform to the Company’s current reporting structure. There was no impact on the Company’s previously reported consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated balance sheets, consolidated statements of cash flows or consolidated statements of equity as a result of the new segmentation. For the Company’s financial results and the presentation of certain other financial information by segment, see Note 15, Segment Information, to the Consolidated Financial Statements.

Capital Markets – Software Solutions—The CM-SS segment provides Venue, ActiveDisclosure, eBrevia and EDGAR Online solutions to public and private companies to help manage public and private transaction processes, extract data and analyze contracts; collaborate; and tag, validate and file SEC documents.

Capital Markets – Compliance & Communications Management—The CM-CCM segment provides technology enabled services and print and distribution solutions to public and private companies for deal solutions and SEC compliance requirements. In addition, the Company offers clients the use of private conferencing facilities in major global cities. This service helps clients maintain confidentiality in deal negotiations and provide clients a place to host in-person working groups to meet, strategize and prepare documents for the transaction deal stream. Due to the COVID-19 pandemic, the Company transformed its production platform and service delivery model for a fully-virtual experience while replicating the in-person experience. The Company anticipates that in the future, clients will utilize the range of options available to them, including a hybrid approach with working group members working both virtually and in-person during drafting sessions for their transactions.

Investment Companies – Software Solutions—The IC-SS segment provides clients with the proprietary Arc Suite platform that contains a comprehensive suite of cloud-based solutions and services that enable storage and management of compliance and regulatory information in a self-service, central repository so that documents can be easily accessed, assembled, edited, translated, rendered and submitted to regulators.

Investment Companies – Compliance & Communications Management—The IC-CCM segment provides clients with technology-enabled solutions for creating and filing regulatory communications and solutions for investor communications, as well as XBRL-formatted filings pursuant to the Investment Act, through the SEC EDGAR system. The IC-CCM segment also provides turnkey proxy services, including discovery, planning and implementation, print and mail management, solicitation, tabulation services, shareholder meeting review and expert support.

Language Solutions—On July 22, 2018, the Company sold its Language Solutions business. Prior to the sale, the Language Solutions business helped companies adapt their business content into different languages for specific countries, markets and regions through a complete suite of language services and products.

Services and Products

The Company separately reports its net sales and related cost of sales for its software solutions, tech-enabled services and print and distribution offerings. The Company’s software solutions consist of Venue, ActiveDisclosure, eBrevia, Arc Suite and others. The Company’s tech-enabled services offerings consist of document composition, compliance-related SEC EDGAR filing services and transaction solutions. The Company’s print and distribution offerings primarily consist of conventional and digital printed products and related shipping costs. Prior to the sale of the Company’s Language Solutions business on July 22, 2018, the Company provided various language solutions services.

Company History

Spin-off Transaction

On October 1, 2016, DFIN became an independent publicly traded company through the distribution by R.R. Donnelley & Sons Company (“RRD”) of approximately 26.2 million shares, or 80.75%, of DFIN common stock to RRD shareholders (the “Separation”) where holders of RRD common stock received one share of DFIN common stock for every eight shares of RRD common stock held on September 23, 2016. As part of the Separation, RRD retained approximately 6.2 million shares of DFIN common stock, or a 19.25% interest in DFIN, which were all subsequently sold by RRD in 2017. On October 1, 2016, RRD also completed the previously announced separation of LSC Communications, Inc. (“LSC”), its publishing and retail-centric print services and office products business. On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC common stock (RRD’s remaining ownership stake in LSC) in an underwritten public offering.

Language Solutions Disposition

On July 22, 2018, the Company sold its Language Solutions business. Prior to its sale, the Language Solutions business supported domestic and international businesses in different countries and in a variety of industries, including the financial, corporate, life sciences and legal industries, among others, by helping them adapt their business content into different languages for specific countries, markets and regions through a complete suite of language services and products.

eBrevia Acquisition

On December 18, 2018, the Company acquired eBrevia, a provider of artificial intelligence-based data extraction and contract analytics software solutions. Prior to the acquisition, the Company held a 12.8% investment in eBrevia. The purchase price for the remaining equity of eBrevia, which included the Company’s estimate of contingent consideration, was $23.3 million, net of cash acquired of $0.2 million, as well as payments of $4.5 million and $1.9 million in 2019 and 2020, respectively. The eBrevia technology provides enterprise contract review and analysis solutions, leveraging machine learning to produce fast and accurate results. eBrevia's software, which extracts and summarizes key legal provisions and other information, is used in due diligence, contract management, lease abstraction and document drafting. eBrevia’s operations are included within the CM-SS operating segment. The acquisition enhances the Company’s Venue offerings to provide clients with secure data aggregation, due diligence, compliance and risk management solutions.

Markets and Competition

Technological and regulatory changes, including the electronic distribution of documents, continue to impact the market for the Company’s services and products. In addition to the Company’s ongoing innovation in its software solutions, one of the Company’s competitive strengths is that it offers a wide array of products for required regulatory communications, compliance services, a global platform, exceptional sales and service and regulatory domain expertise, which provide differentiated solutions for its clients.

The global risk and compliance industry, in general, is highly competitive and barriers to entry have decreased as a result of technology innovation and the simplification of EDGAR filings. Despite some consolidation in recent years, the industry remains highly fragmented in the United States and even more so internationally with many in-country alternative providers. The Company expects competition to increase from existing competitors as well as new and emerging market entrants. In addition, as the Company expands its services and products offerings, it may face competition from new and existing competitors. The Company competes primarily on product quality and functionality, service levels, subject matter regulatory expertise, security, price and reputation.

The impact of digital technologies has impacted many of the products and markets in which the Company competes, most acutely in the Company’s mutual fund, variable annuity and public company compliance business offerings. While the Company offers a high-touch, service oriented experience, technology changes have provided alternatives to the Company’s clients that allow them to manage more of the financial disclosure process themselves. The Company has invested in its own software solutions, ActiveDisclosure, Arc Suite and Venue, to serve clients and increase retention, and has invested to expand capabilities and address new market sectors. The future impact of technology as well as the streamlining and modernizing of disclosure requirements on the business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions and investments in its existing business to offer clients innovative services and solutions, including the acquisition of eBrevia and investments in Mediant and Gain Compliance that support the Company’s position as a technology service leader in this evolving industry.

The Company’s competitors for SEC filing services for public company compliance clients include full service financial communications providers, technology point solution providers focused on financial communications and general technology providers. The Company’s competitors for Venue include providers of virtual data room-specific solutions and enterprise software providers that offer online products that serve as document repositories, virtual data rooms as well as file sharing and collaboration solutions. The Company’s competitors for SEC filing services for investment companies clients include full service traditional providers, small niche technology providers and local and regional print providers that bid against the Company for printing, mailing and fulfillment services.

Technology

The Company invests resources in developing software solutions to complement its services. The Company invests in its core composition systems and client facing solutions and has also adopted market-leading third-party systems which have improved the efficiency of its sales and operations processes. The Company has continued to invest in enhancements of its technology-based offerings including EDGAR filing and XBRL services, Venue, ActiveDisclosure, the Arc Suite software platform, and its data and analytics solutions. The Company continues to invest in leading and innovative technology such as Kubernetes, API management machine learning and hybrid cloud architecture.

Market Volatility/Cyclicality and Seasonality

The Company’s Capital Markets segments (CM-SS and CM-CCM), in particular, are subject to market volatility in the United States and world economy, as the success of the transactional and Venue offerings is largely dependent on the global market for IPOs, secondary offerings, M&A, public and private debt offerings, leveraged buyouts, spinouts and other transactions. A variety of factors impact the global markets for transactions, including economic activity levels, market volatility, the regulatory and political environment, civil unrest and global pandemics, among others. The global transactional markets were disrupted due to the COVID-19 pandemic and its impacts to the overall economy and market volatility. Due to the significant net sales and profitability derived from transactional and Venue offerings, market volatility can lead to uneven financial performance when comparing to previous periods. U.S. IPOs, M&A transactions and public debt offerings were also disrupted by the U.S. federal government shutdown that occurred, most recently, from December 2018 to January 2019. Future government shutdowns could result in additional volatility. The Company mitigates a portion of this volatility through its compliance offerings, supporting the quarterly and annual public company reporting processes through its filing services and ActiveDisclosure, as well as its Investment Companies segments (IC-SS and IC-CCM) regulatory and shareholder communications offerings, including Arc Suite. The Company also mitigates some of that risk by offering services in higher demand during a down market, such as document management tools for the bankruptcy/restructuring process and by moving upstream in the filing process with products like Venue.

The quarterly/annual public company reporting process work subjects the Company to filing seasonality shortly after the end of each fiscal quarter, with peak periods during the course of the year. Additionally, investment companies clients require the Company to manage the financial and regulatory reporting and filing for mutual funds on an annual basis as well as annual prospectus filings, which peaks during the second fiscal quarter. The seasonality and associated operational implications include the need to increase staff during peak periods through a combined strategy of hiring temporary personnel, increasing the premium time of existing staff and outsourcing production for a number of services. Additionally, clients and their financial advisors have begun to increasingly rely on web-based services which allow clients to autonomously file and distribute compliance documents with regulatory agencies, such as the SEC. While the Company believes that its ActiveDisclosure and Arc Suite solutions are competitive in this space, competitors are also continuing to develop technologies that aim to improve clients’ ability to autonomously produce and file documents to meet their regulatory obligations. The Company remains focused on driving annual recurring revenue to mitigate market volatility.

COVID-19

In December 2019, COVID-19 was identified in China and has since extensively impacted the global health and economic environment. On March 11, 2020, the World Health Organization (“WHO”) characterized COVID-19 as a pandemic. Although COVID-19 has adversely impacted the Company’s financial condition, results of operations and overall financial performance, the extent of that impact is currently uncertain and depends on factors including the impact on the Company’s customers, employees and vendors.

The COVID-19 pandemic has had and may continue to have a material adverse impact on certain of the Company’s customers’ financial results, which has and may continue to force those clients to alter their plans for purchasing the Company’s services and products. In addition, the global markets were disrupted due to the COVID-19 pandemic, which negatively impacted the Company’s transactional offerings. The market stabilized in the third quarter of 2020 and the Company has experienced an increase in transactional offerings. However, there remains uncertainty for future periods with the possibility of a resurgence of the COVID-19 pandemic, including potentially new strains of COVID-19, resulting in renewal of mitigation measures, including targeted shutdowns. Some of this volatility is mitigated through the Company’s compliance offerings, supporting the quarterly and annual public company reporting processes, as well as its investment companies regulatory and shareholder communications offerings. If the Company’s customers reduce, defer or cancel their spending with DFIN, it would materially adversely impact the Company’s business, results of operations and overall financial performance.

Some of the Company’s operations also have been affected by a range of external factors related to the COVID-19 pandemic that are not within the Company’s control. For example, many jurisdictions imposed a wide range of restrictions on the physical movement of the Company’s employees and vendors to limit the spread of COVID-19, although many of these restrictions have been rescinded, in whole or in part. If any of these external factors or widespread geographic shutdowns are renewed, or if the COVID-19 pandemic and related mitigation measures otherwise have a substantial impact on the Company’s or vendors’ employee attendance or productivity, the Company’s operations are expected to be adversely affected, and in turn the Company’s business, results of operations, liquidity and overall financial performance would be harmed. Furthermore, the Company’s insurance costs may increase.

The Company has taken numerous steps, and will continue to take further actions as needed, in its response to the COVID-19 pandemic. The Company has implemented business continuity plans and has instructed all employees that can work from home to do so, has implemented travel restrictions and has conducted virtual customer and employee meetings. These decisions may delay or reduce sales and harm productivity and collaboration. In 2020, the Company incurred $0.5 million of incremental expenses, net of sales surcharges and government subsidies, as a result of the COVID-19 pandemic. Incremental expenses incurred included incremental vendor costs and premium wages paid to certain employees as well as costs to clean and disinfect the Company’s facilities more frequently. The Company also received certain government subsidies in connection with COVID-19, primarily related to employee wages at certain international locations. As a result of the incremental expenses, the Company invoiced certain customers COVID-19-related sales surcharges to recoup some of the expenses. The Company could continue to incur such costs in future periods, however, the impact of such costs on the Company’s business, results of operations, liquidity and overall financial performance cannot be predicted at this time. The Company is also working closely with its clients to support them as they implement their own contingency plans, helping them access the Company’s services and products and continue to meet their regulatory requirements.

The Company believes that implementing cost reduction efforts helped mitigate the impact that reduced revenues in the first half of 2020 had on income from operations. The Company has reduced expenses and may take further actions that alter its business operations as the situation evolves. The ultimate impact of the COVID-19 pandemic and the effects on the Company’s business, results of operations, liquidity and overall financial performance cannot be predicted at this time.

Government Regulation and Regulatory Impact

The SEC is adopting new as well as amending existing rules and forms to modernize the reporting and disclosure of information by registered investment companies. These changes are driving significant regulatory changes which impact the Company’s customers within its Investment Companies business. On October 13, 2016, the SEC adopted an N-PORT filing requirement, which requires certain registered investment companies to report information about their portfolio in XML, a structured data format, on a monthly basis, replacing what was previously a quarterly filing requirement. This rule also includes an annual N-CEN filing in XML, replacing a semi-annual filing requirement. The first N-PORT filing deadlines began in April 2019 for larger funds with over $1 billion in assets and began in April 2020 for smaller funds began filing N-PORT on a quarterly basis. The Company’s Arc Suite can support both filings.

On June 5, 2018, the SEC adopted Rule 30e-3 which provides certain registered investment companies with an option to electronically deliver shareholder reports and other materials rather than providing such reports in paper. Investors who prefer to receive reports in paper will continue to receive them in that format. While Rule 30e-3 was effective January 1, 2019, default electronic distribution pursuant to the rule began on January 1, 2021 due to a 24-month transition period, during which registered investment companies notified investors of the upcoming change in transmission format of shareholder reports. The Company expects a significant decline in the volume of printed annual and semi-annual shareholder reports in 2021 and beyond as a result of Rule 30e-3.

On June 28, 2018, the SEC announced that it was adopting amendments to require the use of the Inline XBRL (“iXBRL”) format for the submission of operating company financial statement information and fund risk/return summary information to improve the data’s usefulness, timeliness and quality, benefiting investors, other market participants and other data users and decreasing, over time, the cost of preparing data for submission to the SEC. On September 17, 2020, large fund groups, defined as fund groups with net assets of $1 billion or more as of the end of their most recent fiscal year, became subject to the iXBRL requirements. The Company expects an increase in revenue associated with iXBRL compliance services for the IC-SS segment.

On March 11, 2020, the SEC announced that it has adopted a new rule 498A under the Securities Act and related regulatory amendments permitting variable annuity and variable life insurance contracts to use a more concise summary prospectus to provide disclosures to investors. More detailed information about the variable annuity or variable life insurance contract will be available online, and an investor can now choose to have that information delivered in paper. The new rule and related form amendments became effective on July 1, 2020 with compliance required by January 1, 2022. The Company expects the majority of its insurance customers will adopt the rule by early 2021. As a result, the Company expects a decline in printed prospectus volume in 2021 and beyond. Based on the requirements of the rule, the Company is also expecting an increase in revenue from the ArcPro software solution and related regulatory filings.

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

Resources

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

Customers

For each of the years ended December 31, 2020, 2019 and 2018, no customer accounted for 10% or more of the Company’s net sales.

Cybersecurity and Data Protection

A core aspect of the Company’s business relies on technology and software; as a result, the security of those technologies and software, as well as the protection of the confidential information entrusted to the Company by its customers, are key components of the Company’s business and strategy. The DFIN Cybersecurity Program is based upon industry leading frameworks, which include International Standardization Organization #27001 (ISO 27001), Control Objectives for Information Technology (COBIT), and the National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity (commonly known as NIST). The Company’s technologies and software must also comply with domestic and international regulatory and legal requirements. Ensuring that these technologies and software comply with those regulations is a key focus of the Company’s efforts.

The Company leverages cybersecurity technologies designed to provide for the security of client, employee and business confidential data. The Company’s cybersecurity portfolio is inclusive of, but not limited to, data encryption, data masking, leading secure software development methodologies, application and network penetration testing, incident response, digital forensics, least-privileged access controls, anti-malware, end-point detection and response, virtual private networks and cyber threat intelligence. Additionally, the Company manages a 24x7 Security Operations capability that monitors and responds to cyber threats in real time.

To demonstrate transparency, the Company’s commitment to effective cybersecurity and data protection efforts and in pursuit of continuous improvement, the Company undergoes a series of third-party security reviews, including third-party penetration tests.

Human Capital

The Company’s human capital management objective is to attract, retain and develop talent to deliver on the Company’s corporate strategy. DFIN employs a strategy of “get, grow and keep” in which it strives to get the best talent available, develop their skills and abilities to help them grow their career, and keep them engaged and motivated with rewards based on their contributions and performance.

As of February 15, 2021, the Company had approximately 2,350 employees, with approximately 85% located in the United States and approximately 15% in international locations. Approximately 37% of DFIN’s workforce is female and approximately 63% is male, with an average tenure of approximately 13.3 years with DFIN (including periods prior to the Separation from RRD). The Company also hires temporary employees in its manufacturing facilities during peak periods of production. None of the Company’s employees are represented by a labor union or covered by a collective bargaining agreement.

The Company manages its human capital through the following programs:

Compensation and Benefits—The Company’s compensation and benefits program is designed to attract, retain and motivate employees. DFIN offers competitive base salaries and a variety of short-term, long-term and commission-based incentive compensation programs to reward performance relative to key strategic and financial metrics. DFIN also offers comprehensive benefit options, including retirement savings plans, medical insurance, prescription drug benefits, dental insurance, vision insurance, accident and critical illness insurance, life and disability insurance, health savings accounts, flexible spending accounts and legal insurance. The Company continuously evaluates elements of its benefits program, which it calls Total Rewards, to address the needs of its employees. For example, in 2020, DFIN increased paid time off to cover sick time, added four weeks of paid parental leave and implemented supplemental pay programs to reward employees’ special efforts during COVID-19.

Employee Wellbeing—DFIN’s wellbeing program focuses on physical health, emotional/mental health and financial wellness and encourages all employees to take ownership of their wellbeing. The Company’s approach has been to raise awareness about and increase participation in programs that address the diverse needs of its employee base. Program highlights include topical webinars, targeted programs (e.g., tobacco cessation, diabetes management, weight management), virtual health challenges and paid time off to support individual wellbeing. During the fourth quarter of 2020, DFIN surveyed employees to gauge how they were coping with issues arising during 2020. They identified stress, burnout, work/life balance, career advancement and financial stress as their top five challenges, but they also felt that their managers showed support for their wellbeing. By continuing to foster a culture of wellbeing, DFIN advances employee morale, productivity and engagement.

Diversity, Equity & Inclusion (“DEI”)—The Company values diverse perspectives. In 2020, DFIN hosted a series of conversations with its global workforce that generated ideas on how the Company could continue to create an inclusive, equitable and diverse environment, with emerging themes of education and awareness, advocacy and support and fairness and equality. An employee-led DEI task force is creating recommendations around each of those areas. While the Company supports employee-led efforts, the Company believes it is equally important that leadership is engaged. DFIN’s Chief Executive Officer, Dan Leib, expressed the Company’s commitment to DEI in a letter that was shared with employees and posted to its website in the fall of 2020. DFIN has made progress in bringing more diverse perspectives to leadership. Since the beginning of 2020, approximately 32% of all hires and promotions at the Vice President level were women or part of an underrepresented group and approximately 31% of all hires and promotions at the Director level were women. Women and people who are part of an underrepresented group constitute approximately 30% and 15% of the Company’s independent Board of Directors, respectively. Approximately 33% of DFIN’s employees in managerial roles were female and approximately 24% of its employees in managerial roles were part of an underrepresented group. Creating an inclusive community in which all voices are heard is key to the Company’s success.

Training and Development—DFIN invests in its employees’ skills and professional development by offering virtual, social and self-directed learning, mentoring, coaching and career development opportunities. In 2020, approximately 70% of employees engaged in self-directed learning and development activities through its on-demand learning platform. DFIN equips its employees with targeted learning pathways for leadership, finance, and technical roles as well as safety, compliance and equipment-related training. Guided by the Company’s philosophy of continuous performance management, DFIN encourages its people managers to check in with employees frequently.

Employee Experience and Retention—The Company strives for all employees to feel valued and part of the DFIN community. DFIN collects feedback in the form of pulse surveys to gain insight into what matters to its employees, what motivates them and how best to reach them. The Company has surveyed its employees to better understand their preferences regarding remote work, commuting and productivity as well as their assessment of their overall wellbeing and stress management. Engagement was high: response rates ranged from 40% to 60% and many employees provided thoughtful comments. The Company has strengthened the connection between executives and employees through town hall meetings, quarterly all-employee calls and more frequent internal communications from executives. DFIN provides tools and resources to help its people managers cultivate an environment in which employees are well-informed and comfortable providing feedback.

Health and Safety—The health, safety and well-being of its employees is DFIN’s highest priority and a core element of its culture. The Company believes everyone contributes to a safe and healthy work environment no matter where they sit in the organization. DFIN’s Environmental, Health and Safety Management System aligns with ISO 14001 and 45001. The Company sets annual leading and lagging indicators to improve its sustainability performance and achieved, in 2020, a workforce total recordable incident rate of 0.47 (per 200,000 hours worked) and a 99% completion rate for safety training. Employee engagement and positive recognition are pivotal to DFIN’s success. The Company’s manufacturing employees participate in robust safety committees and quarterly roundtables to share best practices transparently and conduct a Speak Up for Safety employee recognition program for identifying near misses. DFIN also observes Safety Month globally and launched a Safety Pinnacle Award to recognize the best-in-class contributions of employees who foster a culture of safety, health and well-being in the workplace. The Company’s employee resilience and focus on safety has clearly been demonstrated during COVID-19. DFIN quickly implemented numerous changes in operations to protect its global workforce, preserve business continuity and comply with government requirements. Employees that can work from home are doing so, travel restrictions have been implemented and virtual employee and customer meetings are required. Additional safety measures recommended by government and public health authorities have been implemented for essential employees who continue critical onsite work in the Company’s manufacturing facilities that are based in the United States. In June 2020, 93% of employees responding to the Company’s first Workplace Survey said DFIN communicated well during the pandemic. In July 2020, 95% of employees responding to the Safety Month Survey believe DFIN has taken appropriate safety actions in response to COVID-19.

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

COVID-19 Pandemic Risk

The current COVID-19 pandemic and other global public health epidemics may materially adversely impact the Company’s business, its future results of operations and its overall financial performance.

The Company’s business could be materially adversely affected by the risk, or the public perception of risk, related to a pandemic or widespread health crisis, such as the current COVID-19 pandemic. A significant outbreak of epidemic, pandemic, or contagious diseases in the human population resulting in a widespread health crisis that adversely affect the broader economies and financial markets will also adversely impact the overall demand environment for DFIN’s services and products. The current global health crisis caused by COVID-19 has adversely affected the Company’s workforce and clients, as well as economies and financial markets globally, leading to an economic downturn. A recession would adversely impact the global market for IPOs and other financial transactions, adversely affecting the demand for DFIN’s services and products (see the Company’s risk factor captioned “A significant part of the Company’s business is derived from the use of DFIN’s services and products in connection with financial and strategic business transactions. Trends that affect the volume of these transactions may negatively impact the demand for DFIN’s services and products.” below), and those adverse effects may be material. In addition, any preventative or protective actions that governments implement or that the Company takes in respect of a global health crises such as COVID-19, such as travel or movement restrictions, quarantines or site closures, may interfere with the ability of the Company’s employees and vendors to perform their respective responsibilities and obligations relative to the conduct of DFIN’s business. Such results could have a material adverse effect on DFIN’s operations, business, financial condition, results of operations, or cash flows. For example, when both the State of New Jersey and the Commonwealth of Pennsylvania enacted stay at home orders, the Company was deemed essential and continued to operate, but there can be no assurances that the operations will continue to be deemed essential both in those locations and in other jurisdictions in which the Company or its vendors operate and are allowed to remain operational. In addition, the Company uses vendors in multiple countries to fulfill the global demand for its services. When global lockdowns were ordered by many governments in March 2020, many of the Company’s vendors had to rapidly transition to work from home, creating process inefficiencies. If the Company is not able to meet its client’s work requirements in a timely fashion or at all, the Company’s business, reputation and ability to retain clients would be adversely affected.

The Company is unable to accurately predict the ultimate impact of the current COVID-19 pandemic due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the virus, the presence of new strains of the virus, the duration of the outbreak, actions that may be taken by governmental authorities to contain the virus and any economic recession resulting from the pandemic. The Company closely monitors the impact of the COVID-19 pandemic, continually assessing its potential effects on its business. The extent to which the Company’s results are affected by COVID-19 will largely depend on future developments which cannot be accurately predicted and are uncertain, but the COVID-19 pandemic or the perception of its effects could have a material adverse effect on DFIN’s business, financial condition, results of operations, or cash flows. Refer to Item 1. Business—COVID-19 for additional information.

Technology Risks

The Company’s failure to maintain the confidentiality, integrity and availability of its systems, software and solutions could seriously damage the Company’s reputation and affect its ability to retain clients and attract new business.

Maintaining the confidentiality, integrity and availability of DFIN’s systems, software and solutions is an issue of critical importance for the Company and its clients and users who rely on DFIN’s systems to prepare regulatory filings and store and exchange large volumes of information, much of which is proprietary, confidential and may constitute material nonpublic information. Given DFIN’s systems contain material nonpublic information about public reporting companies and potential mergers and acquisitions activities prior to its public release, the Company has been, and expects it will continue to be, a target of hacking or cybercrime. Inadvertent disclosure of the information maintained on DFIN’s systems (or on the systems of the vendors on which the Company relies) due to human error, breach of the systems through hacking, cybercrime or a leak of confidential information due to employee misconduct, could seriously damage the Company’s reputation, could cause it to expend significant resources responding to requests from government agencies and customers and could cause significant reputational harm for the Company and its clients. The Company’s technologies, systems, networks and software have been and continue to be subject to cybersecurity threats and attacks, which range from uncoordinated individual attempts to sophisticated and targeted measures directed at the Company. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and the Company has in the past and may in the future be subject to security breaches. For example, during 2019 and 2020 the Company experienced two cyber incidents, one of which was through a commercial partner. The incident involving the Company’s commercial partner was a result of a compromise to the partner’s email server, which allowed unauthorized viewing of client information on that system. The DFIN incident was, the Company believes, the result of a compromised login credential which allowed unauthorized viewing of client information on that system and access to an internal Company system. In each incident, the Company believes the unauthorized viewing of client information was limited to that system. The Company has contacted, and, in the future will contact, impacted customers as appropriate with respect to all cyber incidents.

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

As a result of these types of risks and attacks, the Company has implemented and continuously reviews and updates systems, processes and procedures to protect against unauthorized access to or use of data and to prevent data loss. For example, in 2020 the Company continued to refresh relevant security standards to reflect changes in current security threats, enhanced and increased the number of cyber security resources monitoring DFIN systems for cyber threats, continued to update intrusion and detection capabilities and refreshed mandatory information security awareness training content, including awareness around phishing. However, the ever-evolving threats mean the Company and its third-party service providers and vendors must continually evaluate and adapt their respective systems and processes and overall security environment. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data.

Furthermore, DFIN’s systems allow the Company to share information that may be confidential in nature to its clients across the Company’s offices worldwide. This design allows the Company to increase global reach for its clients and increase its responsiveness to client demands, but also increases the risk of a security breach or a leak of such information as it allows additional points of access to information by increasing the number of employees and facilities working on certain jobs. In addition, DFIN’s systems leverage third party outsourcing arrangements, which expedites the Company’s responsiveness but exposes information to additional access points. The occurrence of an actual or perceived information leak or breach of security could cause the Company’s reputation to suffer, clients to stop using DFIN’s services and products offerings, the Company to have to respond to requests from government agencies and customers in connection with such event and the Company to face lawsuits and potential liability, any of which could cause DFIN’s financial performance to be negatively impacted. The Company has incurred, and expects to continue to incur, expenses to prevent, investigate and remediate security breaches and vulnerabilities, including deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. Though the Company maintains professional liability insurance that includes coverage if a cybersecurity incident were to occur, there can be no assurance that insurance coverage will be available, responsive, or that the available coverage will be sufficient to cover losses and claims related to any cybersecurity incidents the Company may experience.

A number of core processes, such as software development, sales and marketing, client service and financial transactions, rely on DFIN’s IT infrastructure and applications. Defects or malfunctions in the Company’s IT infrastructure and applications have caused, and could cause in the future, DFIN’s services and products offerings not to perform as clients expect, which could negatively impact the Company’s reputation and business. In addition, malicious software, sabotage and other cybersecurity breaches of the types described above could cause an outage in DFIN’s infrastructure, which could lead to a substantial delay of service and ultimately downtimes, recovery costs and client claims, any of which could negatively impact the Company’s results of operations, financial position and cash flows.

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

Business, Economic, Market and Operating Risks

A significant part of the Company’s business is derived from the use of DFIN’s services and products in connection with financial and strategic business transactions. Trends that affect the volume of these transactions may negatively impact the demand for DFIN’s services and products.

A significant portion of the Company’s net sales depends on the purchase of DFIN’s services and products by parties involved in capital markets compliance and transactions. As a result, the Company’s business is largely dependent on the global market for IPOs, secondary offerings, mergers and acquisitions, public and private debt offerings, leveraged buyouts, spinouts, bankruptcy and claims processing and other transactions. These transactions are often tied to market conditions and the resulting volume of these types of transactions affects demand for the Company’s services and products. Downturns in the financial markets, global economy or in the economies of the geographies in which the Company does business and reduced equity valuations create risks that could negatively impact the Company’s business. For example, in the past, economic volatility has led to a decline in the financial condition of a number of the Company’s clients and led to the postponement of their capital markets transactions. To the extent that there is continued volatility, the Company may face increasing volume pressure. Furthermore, the Company’s offerings for investment companies clients can be affected by fluctuations in the inflow and outflow of money into investment management funds which determines the number of new funds that are opened and closed. As a result, the Company is unable to predict the impact of any potential worsening of macroeconomic conditions which could have impacts to the Company’s results of operations. The level of activity in the financial communications services industry, including the financial transactions and related compliance needs DFIN’s services and products are used to support, is sensitive to many factors beyond the Company’s control, including interest rates, regulatory policies, general economic conditions, the Company’s clients’ competitive environments, business trends, terrorism and political change, such as the impact of the United Kingdom’s (the “UK”) withdrawal from the European Union (the “EU”), commonly referred to as “Brexit.” In December 2020, the EU and the UK reached an agreement governing the UK exit from the EU as well as certain terms of trade. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. In addition, a weak economy could hinder the Company’s ability to collect amounts owed by clients. Failure of the Company’s clients to pay the amounts owed or to pay such amounts in a timely manner, may increase the Company’s exposure to credit risks and result in bad debt write-offs. Unfavorable conditions or changes in any of these factors could negatively impact the Company’s business, results of operations, financial position and cash flows.

The highly competitive market for DFIN’s services and products and industry fragmentation may continue to create adverse price pressures.

The financial communications services industry is highly competitive with relatively low barriers to entry and the industry remains highly fragmented in North America and internationally. Management expects that competition will increase from existing competitors, as well as new and emerging entrants. Additionally, as the Company expands its services and products offerings, it may face competition from new and existing competitors. As a result, competition may lead to additional pricing pressure on DFIN’s services and products, which could negatively impact its business, results of operations, financial position and cash flows.

The quality of the Company’s customer support and services offerings is important to the Company’s clients, and if the Company fails to offer high quality customer support and services, clients may not use DFIN’s solutions resulting in a potential decline in net sales.

A high level of customer support is critical for the successful marketing and sale of DFIN’s solutions. If the Company is unable to provide a level of customer support and service to meet or exceed clients’ expectations, the Company could experience a loss of clients and market share, a failure to attract new clients, including in new geographic regions, and increased service and support costs and a diversion of resources. Any of these results could negatively impact the Company’s business, results of operations, financial position and cash flows.

A substantial part of the Company’s business depends on clients continuing their use of DFIN’s services and products. Any decline in the Company’s client retention would harm the Company’s future operating results.

The Company does not have long term contracts with most of capital markets and investment companies clients and, therefore, relies on their continued use of DFIN’s services and products, particularly for compliance-related services. As a result, client retention, particularly during periods of declining transactional volume, is an important part of the Company’s strategic business plan. There can be no assurance that clients will continue to use DFIN’s services and products to meet their ongoing needs, particularly in the face of competitors’ services and products offerings. Client retention rates may decline due to a variety of factors, including:

•	the Company’s inability to demonstrate to clients the value of its solutions;
•	the price, performance and functionality of DFIN’s solutions;
•	the availability, price, performance and functionality of competing services and products;
•	clients’ ceasing to use or anticipating a declining need for the Company’s services in their operations;
•	consolidation in the Company’s client base;
•	the effects of economic downturns and global economic conditions;
•

technology and application failures and outages, interruption of service, security breaches or fraud, which could adversely affect the Company’s reputation and the Company’s relations with its clients; or

•	reductions in clients’ spending levels.

If the Company’s retention rates are lower than anticipated or decline for any reason, the Company’s net sales may decrease and the Company’s profitability may be harmed, which could negatively impact the Company’s business, results of operations, financial position and cash flows.

The Company’s performance and growth depend on its ability to generate client referrals and to develop referenceable client relationships that will enhance the Company’s sales and marketing efforts.

The Company depends on users of its solutions to generate client referrals for the Company’s services. The Company depends, in part, on the financial institutions, law firms and other third parties who use DFIN’s services and products to recommend solutions to their client base, which provides the Company the opportunity to reach a larger client base than it can reach through the direct sales and internal marketing efforts. For instance, a portion of the Company’s net sales from capital markets clients is generated through referrals by investment banks, financial advisors and law firms that have utilized the Company’s services in connection with prior transactions. These referrals are an important source of new clients for the Company’s services.

A decline in the number of referrals could require the Company to devote substantially more resources to the sales and marketing of its services, which would increase costs, potentially lead to a decline in net sales, slow the Company’s growth and negatively impact its business, results of operations, financial position and cash flows.

A failure to adapt to technological changes to address the changing demands of clients may adversely impact the Company’s business, and if the Company fails to successfully develop, introduce or integrate new services or enhancements to its services and products platforms, systems or applications, DFIN’s reputation, net sales and operating income may suffer.

In May 2018, management introduced the Company’s new business plan that focuses on transitioning its business to a software and technology focused company. In order to do that, the Company must attract new clients for those businesses, and its ability to attract new clients and increase sales to existing clients will depend in large part on the Company’s ability to enhance and improve existing services and products platforms, including application solutions, and to introduce new functionality either by acquisition or internal development. As further described in Item 1. Business—Company History, in July 2018, the Company sold its Language Solutions business and in December 2018 acquired eBrevia. In the first quarter of 2020, management realigned the Company’s operating segments to enable management to have greater visibility into the performance of the Company’s software solutions and compliance and communications management operating segments. The Company’s software solutions net sales increased from 18.5% of total net sales in 2018 to 22.4% of total net sales in 2020, while the Company’s tech-enabled services net sales as a percentage of total net sales stayed relatively consistent and print and distribution net sales as a percentage of total net sales has declined from 35.8% in 2018 to 31.9% in 2020. In 2020, the Company undertook significant restructuring of its compliance and communications management operating segments due partially to regulatory changes that will significantly reduce print volumes starting in 2021. The Company continues to invest a significant portion of its capital expenditures budget on software development, including the development of software solutions for both investment companies and capital markets, most recently with the launch of new ActiveDisclosure in early 2021. The Company’s operating results would suffer if its innovations are not responsive to the needs of the Company’s clients, are not appropriately timed with market opportunities or are not brought to market effectively. In addition, it is possible that management’s assumptions about the features that they believe will drive purchasing decisions for the Company’s potential clients or renewal decisions for the existing clients could be inaccurate. There can be no assurance that new products or services, or upgrades to DFIN’s products or services, will be released as anticipated or that, when released, they will not contain defects. If product defects arise, the Company could experience negative publicity, damage to its reputation, decline in net sales, delay in market acceptance or claims by clients brought against the Company. Moreover, upgrades and enhancements to the Company’s platforms may require substantial capital investment without assurance that the upgrades and enhancements will enable the Company to achieve or sustain a competitive advantage in the services and products offerings. If the Company is unable to license or acquire new technology solutions to enhance existing services and products offerings, the results of operations, financial position and cash flows may be negatively impacted.

Fluctuations in the costs and availability of paper and other raw materials may adversely impact the Company.

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

DFIN’s brand recognition and reputation are important aspects of the Company’s business. Maintaining and further enhancing DFIN’s brands and reputation will be important to retaining and attracting clients for DFIN’s products. The Company also believes that the importance of DFIN’s brand recognition and reputation for products will continue to increase as competition in the market for DFIN’s products and industry continues to increase. The Company’s success in this area will be dependent on a wide range of factors, some of which are beyond the Company’s control, including the efficacy of the Company’s marketing efforts, its ability to retain existing and obtain new clients and strategic partners, human error, the quality and perceived value of DFIN’s services and products offerings, actions of the Company’s competitors and positive or negative publicity. Damage to the Company’s reputation and loss of brand equity may reduce demand for DFIN’s services and products offerings and negatively impact its business, results of operations, financial position and cash flows.

The Company may be unable to hire and retain talented employees, including management.

DFIN’s success depends, in part, on its general ability to attract, develop, motivate and retain highly skilled employees. The loss of a significant number of employees or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on DFIN’s business. Management believes the Company’s ability to retain its client base and to attract new clients is directly related to DFIN’s sales force and client service personnel, and if the Company cannot retain these key employees, its business could suffer. In addition, many members of DFIN’s management have significant industry experience that is valuable to competitors. The Company expects that its executive officers will have non-solicitation agreements contractually prohibiting them from soliciting clients and employees within a specified period of time after they leave DFIN. If one or more members of the senior management team leave and cannot be replaced with a suitable candidate quickly, the Company could experience difficulty in managing its business properly, which could negatively impact its business, results of operations, financial position and cash flows.

There are risks associated with operations outside the United States.

The Company has operations outside the United States. DFIN works with capital markets clients around the world, and in 2020 the Company’s international sales accounted for approximately 13% of DFIN’s net sales. The Company’s operations outside of the United States are primarily focused in Europe, Asia, Canada and Latin America. As a result, the Company is subject to the risks inherent in conducting business outside the United States, including:

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

The Company’s business strategy includes pursuing and maintaining strategic partnerships, such as the Company’s commercial agreement with Mediant, in order to facilitate its entry into adjacent lines of business. This approach may expose the Company to risk of conflict with its strategic arrangement partners and divert management resources to oversee these partnership arrangements. Further, as these arrangements require cooperation with third party partners, these strategic arrangements may not be able to make decisions as quickly as DFIN would if it was operating on its own or may take actions that are different from what the Company would do on a standalone basis in light of the need to consider DFIN partners’ interests. As a result, the Company may be less able to respond timely to changes in market dynamics, which could have a material adverse effect on its business, results of operations, financial position and cash flows.

The Company has in the past acquired and may in the future acquire other businesses, and it may be unable to successfully integrate the operations of these businesses and may not achieve the cost savings and increased net sales anticipated as a result of these acquisitions.

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

Financial Risks

The Company’s indebtedness may adversely affect the Company’s business and results of operations, financial position and cash flows.

As of December 31, 2020, the Company had $233.0 million of 8.25% senior unsecured notes due October 15, 2024 (“Notes”) outstanding. As of December 31, 2020, the Company did not have any amounts outstanding under its Credit Facilities, as defined below. The Company’s ability to make payments on and to refinance indebtedness, as well as any future debt that it may incur, will depend on the Company’s ability to generate cash in the future from operations, financings or asset sales. The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. The Company may not generate sufficient funds to service its debt and meet its business needs, such as funding working capital or the expansion of the Company’s operations. If the Company is not able to repay or refinance debt as it becomes due, it may be forced to take disadvantageous actions, including facility closure, staff reductions, reducing financing in the future for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of cash flows from operations to the payment of principal and interest on its indebtedness, and restricting future capital return to stockholders. The lenders who hold the Company’s debt could also accelerate amounts due in the event of a default, which could potentially trigger a default or acceleration of the maturity of the Company’s debt.

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

On September 30, 2016, in connection with the Separation, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for a $350.0 million senior secured term loan B facility (the “Term Loan Credit Facility”) and a $300.0 million senior secured revolving credit facility, as amended (the “Revolving Facility,” and, together with the Term Loan Credit Facility, the “Credit Facilities”). The Term Loan Credit Facility was paid in full during the year ended December 31, 2019. The Credit Agreement that governs the Company’s Credit Facilities and the indenture that governs the Notes contain a number of significant restrictions and covenants that limit the Company’s ability to:

•	incur additional debt;
•	pay dividends, make other distributions or repurchase or redeem capital stock;
•	prepay, redeem or repurchase certain debt;
•	make loans and investments;
•	sell, transfer or otherwise dispose of assets;
•	incur or permit to exist certain liens;

•	enter into certain types of transactions with affiliates;
•	enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends; and
•	consolidate, merge or sell all or substantially all of the Company’s assets.

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

If the Company’s debt is accelerated, the Company may not be able to repay its debt or borrow sufficient funds to refinance it. Even if the Company is able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable, or at all. If the Company’s debt is in default for any reason, the Company’s business and results of operations, financial position and cash flows could be materially and adversely affected. In addition, complying with these covenants may also cause the Company to take actions that are not favorable to holders of the Notes and may make it more difficult for the Company to successfully execute its business strategy and compete against companies that are not subject to such restrictions.

Despite the Company’s current level of indebtedness, it may be able to incur significantly more debt.

Despite the Company’s current level of indebtedness, the Company may be able to incur significant additional debt, including secured debt, in the future. Although the indenture governing the Notes and the Credit Agreement governing the Credit Facilities restrict the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions. Also, these restrictions do not prevent the Company from incurring obligations that do not constitute indebtedness. In addition, as of December 31, 2020, the Company had $300.0 million available for additional borrowing under the Revolving Facility. The more indebtedness the Company incurs, the further exposed it becomes to the risks associated with leverage described above.

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

Legal and Regulatory Risks

Modifications in the rules and regulations to which clients or potential clients are subject to may impact the demand for the Company’s services and products offerings.

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

Increasing regulatory focus on privacy issues and expanding laws could impact DFIN’s software solutions and expose the Company to increased liability.

Privacy and data security laws apply to DFIN’s various businesses in all jurisdictions in which the Company operates. In particular, clients use DFIN’s software solutions, including Venue, to share personal data and information on a confidential basis, and such sharing may be subject to privacy and data security laws. DFIN’s global business operates in countries that have more stringent data protection laws than those in the United States. These data protection laws may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. New laws, such as the General Data Protection Regulation (“GDPR”) which went into effect in May 2018 in Europe, and industry self-regulatory codes have been or are being enacted to protect personal data. Complying with these regulations has been, and will continue to be, costly, and there are or will be significant penalties for failure to comply with these regulations, including significant penalties for failing to comply with GDPR. Further, any perception of DFIN’s practices, products or services as a violation of individual privacy rights may subject the Company to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt DFIN’s business and expose the Company to liability.

Transferring personal data and information across international borders is becoming increasingly complex. For example, Europe has stringent regulations regarding transfer of personal data and information. The mechanisms that DFIN and many other companies rely upon for data transfers from Europe to the United States (e.g., Privacy Shield and Model Clauses) are being contested in the European court systems. The Company is closely monitoring developments related to requirements for transferring personal data and information. These requirements may result in an increase in the obligations required to provide DFIN’s services in the EU or in sanctions and fines for non-compliance. Several other countries, including Australia and Japan, have also established specific legal requirements for cross-border transfers of personal information. These developments in Europe and elsewhere could harm DFIN’s business, results of operations, financial position and cash flows.

Benefit, Pension and Other Post-Retirement Benefit Plans Risk

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

On April 13, 2020, LSC announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. LSC and the Company separated from RRD in a tax-free distribution to shareholders of RRD effective October 1, 2016. In the second quarter of 2020, the Company became aware that, subsequent to the LSC Chapter 11 Filing, LSC failed to make certain required monthly and quarterly withdrawal liability payments to multiemployer pension plans from which RRD had withdrawn prior to the Separation. Responsibility for certain pre-Separation withdrawal liability obligations, resulting in such monthly and quarterly payment obligations (the “LSC MEPP Liabilities”), had been assigned to LSC pursuant to the Separation Agreement, while RRD retained responsibility for certain other pre-Separation withdrawal liability assessments against RRD. However, the Company and RRD remain jointly and severally liable for the LSC MEPP Liabilities pursuant to laws and regulations governing multiemployer pension plans and the Company remains jointly and severally liable for certain additional RRD MEPP liabilities. If RRD fails to make required payments in respect of the LSC MEPP Liabilities or RRD fails to make required payments in respect of the RRD MEPP liabilities, the Company may become obligated to make such payments, which payment obligations may negatively impact the Company’s cash flows and results of operations. In addition, the Company’s MEPP liabilities could also be affected by the financial stability of other employers participating in such plans and decisions by those employers to withdraw from such plans in the future. See Note 8, Commitments and Contingencies, to the Consolidated Financial Statements for more information about these potential LSC MEPP Liabilities.

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

The Company’s corporate office is located in leased office space at 35 West Wacker Drive, Chicago, Illinois, 60601. As of December 31, 2020, the Company leased or owned 31 U.S. facilities, some of which had multiple buildings and warehouses, and these U.S. facilities encompassed approximately 1.1 million square feet. The Company leased 19 international facilities, some of which had multiple buildings and warehouses, encompassing less than 0.1 million square feet in Europe, Asia and Canada. Of the Company’s worldwide facilities, approximately 0.3 million square feet of space was owned, while the remaining 0.9 million square feet of space was leased.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of certain litigation involving the Company, see Note 8, Commitments and Contingencies, to the Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR DONNELLEY FINANCIAL SOLUTIONS, INC.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

DFIN’s common stock began “regular-way” trading under the ticker symbol “DFIN” on the New York Stock Exchange (“NYSE”) on October 3, 2016.

Stockholders

As of February 22, 2021, there were 3,964 stockholders of record of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
October 1, 2020 - October 31, 2020	41,738	$12.84	41,738	$15,532,120
November 1, 2020 - November 30, 2020	4,400	12.99	4,400	15,474,977
December 1, 2020 - December 31, 2020 (b)	43,583	16.68	43,583	14,747,900
Total	89,721	$14.71	89,721

___________

(a)

On February 2, 2020, the Board of Directors (the “Board”) authorized a stock repurchase program, under which the Company is authorized to repurchase up to $25.0 million of its outstanding common stock from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. On February 18, 2021, the Board authorized an increase to its stock repurchase program to bring the total remaining available repurchase authorization for shares on or after February 18, 2021 to $50 million and extended the expiration date of the repurchase program through December 31, 2022, however, it may be suspended or discontinued at any time. The timing and amount of any shares repurchased are determined by the Company based on its evaluation of market conditions and other factors and may be completed from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so.

(b)	Includes 997 shares, valued at $0.02 million, for which the Company placed orders prior to December 31, 2020 that were not settled until the first quarter of 2021.

Equity Compensation Plans

For information regarding equity compensation plans, see Item 12 of Part III of the Annual Report.

PEER PERFORMANCE TABLE

The following graph compares the cumulative total shareholder return on DFIN’s common stock from October 3, 2016, when “regular-way” trading in DFIN’s common stock began on the NYSE, through December 31, 2020, with (i) the cumulative total return of the Russell 2000 Index, (ii) the cumulative return of the Standard & Poor’s (“S&P”) SmallCap 600 Index, (iii) the peer group used in previous filings (the “Previous Peer Group”), consisting of 17 companies (Advisory Board Company (acquired by OptumInsight on November 17, 2017), ARC Document Solutions Inc, Bottomline Technologies Inc, Broadridge Financial Solutions Inc, CoreLogic Inc, CSG Systems International Inc, DST Systems Inc (acquired by SS&C Technologies on April 16, 2018), Dun & Bradstreet Corp, ePlus Inc, Euronet Worldwide Inc, FactSet Research Systems Inc., Gartner Inc, Henry (Jack) & Associates Inc, LiveRamp Holdings Inc, Perficient Inc, Resources Connection Inc and Verint Systems Inc), and (iv) a new business industry index, S&P Composite 1500 Diversified Financials Index, of which DFIN is a constituent. Subsequent to the resegmentation of the Company’s business and due to its continued focus on software solutions and tech-enabled services, the Company revised the performance table to align with its long-term business strategy.

The comparison assumes all dividends have been reinvested and an initial investment of $100 on October 3, 2016. The returns of each company in the peer group have been weighted to reflect their market capitalizations. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Performance Table

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
$0
10/03/16
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Donnelley Financial Solutions
S&P SmallCap 600 Index
Russell 2000 Index
S&P Composite 1500 Diversified Financials Index
Previous Peer Group

	Base Period	December 31,	December 31,	December 31,	December 31,	December 31,
Company Name/Index	10/3/2016	2016	2017	2018	2019	2020
Donnelley Financial Solutions	100	100.04	84.85	61.08	45.58	73.88
Russell 2000 Index	100	109.34	125.36	111.55	140.02	167.97
S&P SmallCap 600 Index	100	111.52	126.28	115.57	141.90	157.92
S&P Composite 1500 Diversified Financials Index	100	116.08	145.53	130.63	162.73	181.31
Previous Peer Group	100	99.84	121.78	132.59	168.36	196.44

This performance graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA(a)

(in millions, except per share data)

	Year Ended December 31,
	2020	2019	2018	2017
Consolidated Statements of Operations data:
Net sales	$894.5	$874.7	$963.0	$1,004.9
Net (loss) earnings	(25.9)	37.6	73.6	9.7
Net (loss) earnings per share
Basic	(0.76)	1.10	2.18	0.29
Diluted	(0.76)	1.10	2.16	0.29

Consolidated Balance Sheet data:
Total assets	865.6	886.9	868.7	893.5
Long-term debt	230.5	296.0	362.7	458.3

(a)	DFIN became an independent company on October 1, 2016, subsequent to the Separation from RRD; as such, selected annual financial data is presented for years 2017 through 2020.

The above table reflects results of acquired businesses from the relevant acquisition dates and includes the following significant items, see Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures for discussion of the Company’s Non-GAAP measures:

Year ended December 31, 2020	Pre-tax	After-tax
Gain on debt extinguishment	$(2.3)	$(1.7)
eBrevia contingent consideration	(0.8)	(0.8)
Restructuring, impairment and other charges, net	79.2	67.9
LSC multiemployer pension plans obligation	19.0	13.9
Share-based compensation expense	13.6	11.1
Non-income tax expense	5.2	3.8
Accelerated rent expense	2.2	1.7
COVID-19 related sales surcharges and expenses, net	0.5	0.2

Year ended December 31, 2019	Pre-tax	After-tax
Net gain on sale of building	$(19.2)	$(13.7)
Gain on equity investment	(13.6)	(9.7)
Restructuring, impairment and other charges, net	13.6	9.9
Share-based compensation expense	8.9	7.0
Loss on debt extinguishment	4.1	3.1
Net loss on sale of Language Solutions business	4.0	2.2
Pension settlement charges	3.9	2.8
Investor-related expenses	1.5	1.1
Acquisition-related expenses	0.1	—

Year ended December 31, 2018	Pre-tax	After-tax
Net gain on sale of Language Solutions business	$(53.8)	$(38.6)
Gain on equity investment	(11.8)	(8.5)
Gain on eBrevia investment	(1.8)	(1.5)
Spin-off related transaction expenses	20.1	14.6
Share-based compensation expense	9.2	6.7
Disposition-related expenses	6.8	5.1
Restructuring, impairment and other charges, net	4.4	3.2
Acquisition-related expenses	0.8	0.5
Investor-related expenses	0.5	0.4

Year ended December 31, 2017	Pre-tax	After-tax
Spin-off related transaction expenses	$16.5	$9.9
Restructuring, impairment and other charges, net	7.1	4.2
Share-based compensation expense	6.8	4.1
Acquisition-related expenses	0.2	0.1

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the Company’s audited Consolidated Financial Statements and notes thereto, as well as “Item 1. Business” and “Item 6. Selected Financial Data,” included in this Annual Report on Form 10-K.

MD&A contains a number of forward-looking statements, all of which are based on the Company’s current expectations and could be affected by the risks and uncertainties, as well as other factors, described throughout this Annual Report on Form 10-K, particularly in “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Business

For a description of the Company’s business and services and products offerings, refer to Item 1. Business, of Part I of this Annual Report on Form 10-K.

The Company separately reports its net sales and related cost of sales for its software solutions, tech-enabled services and print and distribution offerings. The Company’s software solutions consist of Venue, ActiveDisclosure, eBrevia, Arc Suite and others. The Company’s tech-enabled services offerings consist of document composition, compliance-related SEC EDGAR filing services and transaction solutions. The Company’s print and distribution offerings primarily consist of conventional and digital printed products and related shipping costs.

Segments

In the first quarter of 2020, management realigned the Company’s operating segments to reflect changes in the manner in which the chief operating decision maker assesses information for decision-making purposes. The Company’s four operating and reportable segments are: Capital Markets – Software Solutions, Capital Markets – Compliance and Communications Management, Investment Companies – Software Solutions and Investment Companies – Compliance and Communications Management. Corporate is not an operating segment and consists primarily of unallocated selling, general and administrative (“SG&A”) activities and associated expenses, as further described below. Prior to its sale in 2018, the Language Solutions business, which helped companies adapt their business content into different languages for specific countries, markets and regions, was an operating segment. For a description of the Company’s segments, refer to Item 1. Business, of Part I of this Annual Report on Form 10-K.

All prior year amounts related to segments have been reclassified to conform to the Company’s current reporting structure. There was no impact on the Company’s previously reported consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated balance sheets, consolidated statements of cash flows or consolidated statements of equity as a result of the new segmentation. For the Company’s financial results and the presentation of certain other financial information by segment, refer to Note 15, Segment Information, to the Consolidated Financial Statements.

Executive Overview

2020 Overview

Net sales for the year ended December 31, 2020 increased by $19.8 million, or 2.3%, as compared to the year ended December 31, 2019. Net sales increased primarily due to higher capital markets transactional volumes, higher software solutions volume in Arc Suite, ActiveDisclosure and Venue and sales increases in other compliance software solutions, partially offset by lower print volumes in mutual fund compliance and commercial. Of the $19.8 million net sales increase, tech-enabled services net sales increased $44.5 million, software solutions net sales increased $10.9 million whereas print and distribution net sales decreased $35.6 million.

Income from operations for the year ended December 31, 2020 decreased $74.9 million, or 95.4%, as compared to the year ended December 31, 2019. Income from operations decreased primarily due to $65.6 million of higher restructuring, impairment and other charges, net, higher incentive compensation expense, the $19.2 million net gain from the sale of a building recorded in the year ended December 31, 2019, the predominantly non-cash charges of $19.0 million for the LSC multiemployer pension plan obligations and higher healthcare expense, partially offset by cost control initiatives and higher sales volumes. Restructuring, impairment and other charges, net for the year ended December 31, 2020 included $60.6 million of non-cash impairment charges and $15.6 million of restructuring charges, primarily related to efficiency efforts to prepare the Company for the upcoming implementation of SEC Rule 30e-3 and amendments to SEC rule 498A, as described below, and the reorganization of certain capital markets operations and selling and administration functions.

Net cash provided by operating activities increased $99.7 million to $154.2 million for the year ended December 31, 2020 as compared to $54.5 million for the year ended December 31, 2019, primarily due to improved operating performance, working capital changes as well as lower payments for interest and income taxes, as further described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Outlook

In 2021, the Company expects a decrease in net sales, as compared to 2020, primarily due to the regulatory impact from the implementation of SEC Rule 30e-3, Rule 498A and the Company’s exiting of certain printing and distribution relationships. Both regulations reduce or eliminate printed shareholder and investor information. Capital markets traditional transactional and compliance volumes within CM-CCM are also expected to decline, partially offset by expected continued growth from the Company’s software solutions portfolio. The Company anticipates modest margin improvement in 2021 from an improved business mix and the continued impact of cost control actions. The Company does not expect foreign exchange rates to have a significant impact on results.

Cash flows from operations in 2021 are expected to decline, due primarily to the anticipated lower net sales, partially offset by the benefit from cost control actions and lower cash interest expense. The Company expects capital expenditures to be approximately $45.0 million in 2021, as compared to $31.1 million in 2020. The increase in capital expenditures is primarily related to investments in the Company’s software portfolio.

COVID-19

As further described in Part 1—Item 1. Business—COVID-19, in December 2019, COVID-19 was identified in China and has since extensively impacted the global health and economic environment. On March 11, 2020, WHO characterized COVID-19 as a pandemic. Although COVID-19 has adversely impacted the Company’s financial condition, results of operations and overall financial performance, the extent of that impact is currently uncertain and depends on factors including the impact on the Company’s customers, employees and vendors.

The Company has taken numerous steps, and will continue to take further actions as needed, in its response to the COVID-19 pandemic. The Company has implemented business continuity plans and has instructed all employees that can work from home to do so, has implemented travel restrictions and has conducted virtual customer and employee meetings. These decisions may delay or reduce sales and harm productivity and collaboration. The Company incurred $0.5 million of incremental expenses, net of sales surcharges and government subsidies, as a result of the COVID-19 pandemic during the year ended December 31, 2020. Incremental expenses incurred included incremental vendor costs and premium wages paid to certain employees as well as costs to clean and disinfect the Company’s facilities more frequently. The Company also received certain government subsidies in connection with COVID-19, primarily related to employee wages at certain international locations. As a result of the incremental expenses, the Company invoiced certain customers COVID-19-related sales surcharges to recoup some of the expenses. The Company could continue to incur such costs in future periods, however, the impact of such costs on the Company’s business, results of operations, liquidity and overall financial performance cannot be predicted at this time. The Company is also working closely with its clients to support them as they implement their own contingency plans, helping them access the Company’s services and products and continue to meet their regulatory requirements.

The Company believes that implementing cost reduction efforts helped mitigate the impact that reduced revenues in the first half of 2020 had on income from operations. The Company has reduced expenses and may take further actions that alter its business operations as the situation evolves. The ultimate impact of the COVID-19 pandemic and the effects on the Company’s business, results of operations, liquidity and overall financial performance cannot be predicted at this time.

Multiemployer Pension Plans Obligation

On April 13, 2020, LSC announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code (“LSC Chapter 11 Filing”). LSC and the Company separated from RRD in a tax-free distribution to shareholders effective October 1, 2016. In the second quarter of 2020, the Company became aware that, subsequent to the LSC Chapter 11 Filing, LSC failed to make certain required monthly and quarterly withdrawal liability payments to multiemployer pension plans from which RRD had withdrawn prior to the Separation. Responsibility for the LSC MEPP Liabilities, had been assigned to LSC pursuant to the September 14, 2016 Separation and Distribution Agreement among the Company, RRD and LSC (the “Separation Agreement”), however, the Company and RRD remained jointly and severally liable for the LSC MEPP Liabilities pursuant to laws and regulations governing multiemployer pension plans. The Company believes the total undiscounted LSC MEPP Liabilities for which LSC was responsible at the time of the LSC Chapter 11 Filing were approximately $103 million (or approximately $57 million on a discounted basis, assuming a blended discount rate of approximately 10%) and are payable over approximately a 14-year period (through 2034), with annual payments ranging from $1.6 million to $8.2 million.

On July 24, 2020, the Company and RRD signed an agreement agreeing to submit to mediation and, if required, arbitration to determine the final liability allocation between the Company and RRD with respect to the LSC MEPP Liabilities. DFIN and RRD also agreed to share all required monthly and quarterly withdrawal liability payment obligations that become due during the mediation/arbitration period, with an adjustment and repayment to be made for any such payments according to the final allocation. The Company and RRD were unable to agree on the final liability allocation in mediation and anticipate submitting the matter to arbitration pursuant to the terms of the Separation Agreement.

The Company is required to record a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of June 30, 2020, the Company recorded a contingent liability of $10.2 million for its potential payments in respect of the LSC MEPP Liabilities, representing the Company’s low end of the range of potential outcomes. The Company also recorded an additional accrual of $2.1 million in the second quarter of 2020 for the Company’s estimated share of the obligation until a final allocation is determined. Subsequently, the Company increased its estimated low end of the range of potential outcomes and the estimated duration of the Company’s shared payments until a final allocation is determined. As of December 31, 2020, the Company has $15.2 million accrued related to the contingent liability as well as the Company’s estimated share of required payments until a final allocation is determined. The Company is not able to reasonably estimate the maximum potential loss due to the uncertainty related to the outcome of the final allocation of the LSC MEPP Liabilities between the Company and RRD. The expense associated with this liability has been recorded in SG&A expense within the Corporate segment in the Company’s audited Consolidated Statements of Operations for the year ended December 31, 2020.

There can be no assurance that the Company’s actual future liabilities relating to the LSC MEPP Liabilities will not differ materially from the contingency amount recorded in the Company’s audited Consolidated Financial Statements. The Company’s LSC MEPP Liabilities could also be affected by the financial stability of other employers participating in such plans and decisions by those employers to withdraw from such plans in the future, including the financial stability of RRD.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial condition, cash flows and certain other information. This discussion and analysis should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto.

Results of Operations for the Year Ended December 31, 2020 as Compared to the Year Ended December 31, 2019 and Year Ended December 31, 2019 as Compared to Year Ended December 31, 2018

The following table shows the results of operations for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Net sales
Tech-enabled services	$409.2	$364.7	$439.7	$44.5	12.2%	$(75.0)	(17.1%)
Software solutions	200.2	189.3	178.3	10.9	5.8%	11.0	6.2%
Print and distribution	285.1	320.7	345.0	(35.6)	(11.1%)	(24.3)	(7.0%)
Total net sales	894.5	874.7	963.0	19.8	2.3%	(88.3)	(9.2%)
Cost of sales (a)
Tech-enabled services	176.1	183.0	230.5	(6.9)	(3.8%)	(47.5)	(20.6%)
Software solutions	93.9	101.8	98.3	(7.9)	(7.8%)	3.5	3.6%
Print and distribution	226.0	257.6	258.5	(31.6)	(12.3%)	(0.9)	(0.3%)
Total cost of sales	496.0	542.4	587.3	(46.4)	(8.6%)	(44.9)	(7.6%)
Selling, general and administrative expenses (a)	264.8	205.8	258.2	59.0	28.7%	(52.4)	(20.3%)
Depreciation and amortization	50.9	49.6	45.8	1.3	2.6%	3.8	8.3%
Restructuring, impairment and other charges, net	79.2	13.6	4.4	65.6	nm	9.2	nm
Other operating income, net	—	(15.2)	(53.8)	15.2	(100.0%)	38.6	(71.7%)
Income from operations	3.6	78.5	121.1	(74.9)	(95.4%)	(42.6)	(35.2%)
Interest expense, net	22.8	38.1	36.7	(15.3)	(40.2%)	1.4	3.8%
Investment and other income, net	(1.7)	(11.7)	(18.3)	10.0	(85.5%)	6.6	(36.1%)
(Loss) earnings before income taxes	(17.5)	52.1	102.7	(69.6)	nm	(50.6)	(49.3%)
Income tax expense	8.4	14.5	29.1	(6.1)	(42.1%)	(14.6)	(50.2%)
Net (loss) earnings	$(25.9)	$37.6	$73.6	$(63.5)	nm	$(36.0)	(48.9%)

nm – Not meaningful

(a)	Exclusive of depreciation and amortization

Consolidated

Year Ended December 31, 2020 compared to the Year Ended December 31, 2019

Net sales of tech-enabled services for the year ended December 31, 2020 increased $44.5 million, or 12.2%, to $409.2 million versus the year ended December 31, 2019. Net sales of tech-enabled services increased primarily due to higher capital markets transactional and compliance activity, partially offset by lower mutual fund compliance and commercial volumes.

Net sales of software solutions for the year ended December 31, 2020 increased $10.9 million, or 5.8%, to $200.2 million versus the year ended December 31, 2019. Net sales of software solutions increased primarily due to higher Arc Suite, ActiveDisclosure and Venue volumes along with price increases in other compliance software solutions.

Net sales of print and distribution for the year ended December 31, 2020 decreased $35.6 million, or 11.1%, to $285.1 million versus the year ended December 31, 2019. Net sales of print and distribution decreased primarily due to lower mutual fund compliance, commercial and capital markets transactional and compliance print volumes.

Tech-enabled services cost of sales decreased $6.9 million, or 3.8%, to $176.1 million for the year ended December 31, 2020 versus the year ended December 31, 2019, primarily due to cost control initiatives, partially offset by higher incentive compensation expense and an increase in tech-enabled net sales. As a percent of tech-enabled services net sales, tech-enabled services cost of sales decreased 7.2%, primarily as a result of cost control initiatives, partially offset by higher incentive compensation expense.

Software solutions cost of sales decreased $7.9 million, or 7.8%, to $93.9 million for the year ended December 31, 2020 versus the year ended December 31, 2019, primarily due to the impact of cost control initiatives, partially offset by the impact of higher sales volumes and higher incentive compensation expense. As a percent of software solutions net sales, software solutions costs of sales decreased 6.9%, primarily as a result of cost control initiatives and price increases in other compliance software solutions, partially offset by higher incentive compensation expense.

Print and distribution cost of sales decreased $31.6 million, or 12.3%, to $226.0 million for the year ended December 31, 2020 versus the year ended December 31, 2019, primarily due to lower sales volumes and cost control initiatives, partially offset by higher incentive compensation expense. As a percent of print and distribution net sales, print and distribution cost of sales decreased 1.0%, primarily as a result of cost control initiatives, partially offset by higher incentive compensation expense.

SG&A expense for the year ended December 31, 2020 increased $59.0 million, or 28.7%, to $264.8 million, as compared to the year ended December 31, 2019, primarily due to higher incentive compensation expense, $19.0 million of expense for the LSC multiemployer pension plans obligation, higher healthcare expense and a $5.2 million non-income tax charge, partially offset by cost control initiatives. As a percentage of net sales, SG&A expense increased from 23.5% for the year ended December 31, 2019 to 29.6% for the year ended December 31, 2020, primarily due to higher incentive compensation expense, the LSC multiemployer pension plans obligation charge and higher healthcare expense, partially offset by cost control initiatives.

Depreciation and amortization for the year ended December 31, 2020 increased $1.3 million, or 2.6%, to $50.9 million, as compared to the year ended December 31, 2019. Depreciation and amortization included $12.4 million and $14.3 million of amortization of other intangible assets for the years ended December 31, 2020 and 2019, respectively.

Restructuring, impairment and other charges, net for the year ended December 31, 2020 increased $65.6 million to $79.2 million, as compared to $13.6 million for the year ended December 31, 2019. For the year ended December 31, 2020, these charges included a $40.6 million non-cash goodwill impairment charge within the IC-CCM reporting unit, $15.6 million of employee termination costs for approximately 470 employees, impairment charges of $20.0 million primarily related to operating lease ROU assets as well as $3.0 million of other charges, primarily related to the realignment of the Company’s operating segments. For the year ended December 31, 2019, the Company incurred $9.1 million of employee termination costs for approximately 270 employees, substantially all of whom were terminated as of December 31, 2019, $3.4 million of impairment charges and $1.1 million of other charges.

Other operating income, net for the year ended December 31, 2019 included a $19.2 million net gain recognized for the sale of a building, partially offset by a $4.0 million loss recognized in 2019 related to the 2018 disposition of the Language Solutions business.

Income from operations for the year ended December 31, 2020 decreased $74.9 million, or 95.4%, to $3.6 million from $78.5 million for the year ended December 31, 2019, primarily driven by higher restructuring, impairment and other charges, net, higher incentive compensation expense, the impact of the net gain recognized from the sale of a building recorded in 2019, the LSC multiemployer pension plans obligation charge and higher healthcare expense, partially offset by cost control initiatives and higher sales volumes.

Interest expense, net decreased $15.3 million, or 40.2%, to $22.8 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to the Company’s repurchase and retirement of $67.0 million (notional amount) of the Notes in 2020 and the $2.3 million gain on debt extinguishment during the year ended December 31, 2020, as further described in Note 10, Debt, as well as lower Revolving Facility borrowings during 2020.

Investment and other income, net for the year ended December 31, 2020 of $1.7 million primarily consisted of net pension plan income. Investment and other income, net for the year ended December 31, 2019 primarily consisted of a $13.6 million gain related to an equity investment, partially offset by $1.8 million of pension expense.

The effective income tax rate was (48.0%) for the year ended December 31, 2020 compared to 27.8% for the year ended December 31, 2019. The 2020 effective income tax rate was impacted by the nondeductible goodwill impairment and other nondeductible items, partially offset by favorable adjustments primarily related to foreign-derived intangible income and other income tax credits. Refer to Note 9, Income Taxes, for further details.

Year Ended December 31, 2019 compared to the Year Ended December 31, 2018

Net sales of tech-enabled services for the year ended December 31, 2019 decreased $75.0 million, or 17.1%, to $364.7 million versus the year ended December 31, 2018, including a decrease of $41.8 million, or 9.5%, due to the July 2018 sale of the Language Solutions business. In addition, net sales of tech-enabled services decreased primarily due to lower capital markets transactions and compliance volumes.

Net sales of software solutions for the year ended December 31, 2019 increased $11.0 million, or 6.2%, to $189.3 million versus the year ended December 31, 2018. Net sales of software solutions increased primarily due to increases in ActiveDisclosure, Arc Suite as well as due to the impact from the acquisition of eBrevia.

Net sales of print and distribution for the year ended December 31, 2019 decreased $24.3 million, or 7.0%, to $320.7 million versus the year ended December 31, 2018. Net sales of print and distribution decreased primarily due to lower volumes in capital markets transactions and commercial print volumes, partially offset by higher mutual fund print volumes.

Tech-enabled services cost of sales decreased $47.5 million, or 20.6%, to $183.0 million for the year ended December 31, 2019 versus the year ended December 31, 2018, primarily due to the impact from the sale of the Language Solutions business. In addition, tech-enabled services cost of sales decreased due to lower capital markets transactions and compliance volumes and the impact of cost control initiatives. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales decreased 2.2%, primarily as a result of favorable mix and the impact of the cost control initiatives.

Software solutions cost of sales increased $3.5 million, or 3.6%, to $101.8 million for the year ended December 31, 2019 versus the year ended December 31, 2018, primarily due to the increased sales volumes, partially offset by the impact of cost control initiatives. As a percentage of software solutions net sales, software solutions cost of sales decreased 1.3%, primarily as a result of cost control initiatives.

Print and distribution cost of sales decreased $0.9 million, or 0.3%, to $257.6 million for the year ended December 31, 2019 versus the year ended December 31, 2018, primarily due to lower capital markets transactions and commercial print volumes as well as cost control initiatives, partially offset by higher mutual fund print volumes. As a percentage of print and distribution net sales, print and distribution cost of sales increased 5.4%, primarily due to unfavorable mix.

SG&A expense for the year ended December 31, 2019 decreased $52.4 million, or 20.3%, to $205.8 million, as compared to the year ended December 31, 2018, primarily due to cost control initiatives, lower spin-off related and disposition-related expenses, lower selling expenses as a result of lower volume and the impact from the sale of the Language Solutions business. As a percentage of net sales, SG&A expense decreased from 26.8% for the year ended December 31, 2018 to 23.5% for the year ended December 31, 2019.

Depreciation and amortization for the year ended December 31, 2019 increased $3.8 million, or 8.3%, to $49.6 million compared to the year ended December 31, 2018. Depreciation and amortization included $14.3 million and $13.7 million of amortization of other intangible assets for the years ended December 31, 2019 and 2018, respectively.

Restructuring, impairment and other charges, net for the year ended December 31, 2019 totaled $13.6 million compared to $4.4 million for the year ended December 31, 2018, an increase of $9.2 million. The increase was primarily driven by $9.1 million of employee termination costs for approximately 270 employees, substantially all of whom were terminated as of December 31, 2019. For the year ended December 31, 2018, the Company incurred $3.4 million of employee termination costs for approximately 90 employees, all of whom were terminated as of December 31, 2019. These restructuring charges in both periods primarily related to the reorganization of certain operations and certain administrative functions. Additionally, the Company recognized $3.4 million impairment charges and $1.1 million of other charges during the year ended December 31, 2019.

Other operating income, net for the year ended December 31, 2019 included a $19.2 million net gain recognized for the sale of a building, partially offset by a $4.0 million loss recognized in 2019 related to the 2018 disposition of the Language Solutions business. Other operating income, net for the year ended December 31, 2018 included a $53.8 million gain recognized on the sale of the Language Solutions business.

Income from operations for the year ended December 31, 2019 decreased $42.6 million, or 35.2%, to $78.5 million from $121.1 million for the year ended December 31, 2018, primarily due to the $53.8 million gain on the sale of the Language Solutions business recognized during the year ended December 31, 2018, partially offset by the $19.2 million net gain recognized from the sale of a building during the year ended December 31, 2019. The remaining decrease in income from operations was driven by lower capital markets transactions and compliance volumes, as well as higher restructuring, impairment and other charges, net, partially offset by lower spin-off related transaction expenses, disposition-related expenses and incentive compensation expense, as well as growth in software solutions offerings and mutual fund volume.

Interest expense, net increased $1.4 million to $38.1 million for the year ended December 31, 2019 versus the year ended December 31, 2018, primarily due to a loss on extinguishment of debt of $4.1 million, partially offset by a decrease in average outstanding debt.

Investment and other income, net for the year ended December 31, 2019 of $11.7 million primarily consisted of a $13.6 million gain related to an equity investment, partially offset by $1.8 million of non-cash pension expense. Investment and other income, net for the year ended December 31, 2018 primarily consisted of an $11.8 million gain related to an equity investment and net pension plan income.

The effective income tax rate was 27.8% for the year ended December 31, 2019 compared to 28.3% for the year ended December 31, 2018. The 2019 effective income tax rate was impacted by favorable return to provision adjustments primarily related to foreign-derived intangible income, state and local income taxes and income tax credits, partially offset by increases in valuation allowances and non-deductible expense. Refer to Note 9, Income Taxes, for further details.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate.

Capital Markets – Software Solutions

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
	(in millions, except percentages)
Net sales	$133.2	$126.7	$119.4	$6.5	5.1%	$7.3	6.1%
Income from operations	8.5	9.6	3.1	(1.1)	(11.5%)	6.5	nm
Operating margin	6.4%	7.6%	2.6%
Items impacting comparability
Restructuring, impairment and other charges, net	1.0	1.4	0.5	(0.4)	(28.6%)	0.9	nm
Non-income tax expense	3.4	—	—	3.4	nm	—	—
Accelerated rent expense	0.5	—	—	0.5	nm	—	—
Spin-off related transaction expense	—	—	2.1	—	—	(2.1)	(100.0%)

nm – Not meaningful

Year ended December 31, 2020 compared to the Year ended December 31, 2019

Net sales for the year ended December 31, 2020 were $133.2 million, an increase of $6.5 million, or 5.1%, compared to the year ended December 31, 2019. Net sales increased primarily due to higher ActiveDisclosure and Venue volumes and price increases in other compliance software solutions.

Income from operations decreased $1.1 million, or 11.5%, to $8.5 million for the year ended December 31, 2020 as compared to $9.6 million for the year ended December 31, 2019, primarily due to a $3.4 million non-income tax charge and higher incentive compensation expense, partially offset by cost control initiatives and higher sales volumes.

Operating margins decreased from 7.6% for the year ended December 31, 2019 to 6.4% for the year ended December 31, 2020, primarily due to a non-income tax charge, which negatively impacted the change in operating margin by 2.6%, and higher incentive compensation expense, partially offset by cost control initiatives and the impact of higher sales volumes.

Year ended December 31, 2019 compared to the Year ended December 31, 2018

Net sales for the year ended December 31, 2019 were $126.7 million, an increase of $7.3 million, or 6.1%, compared to the year ended December 31, 2018. Net sales increased primarily due to higher ActiveDisclosure volumes and the impact from the acquisition of eBrevia.

Income from operations increased $6.5 million to $9.6 million for the year ended December 31, 2019 as compared to $3.1 million for the year ended December 31, 2018, primarily due to the net sales increase, the impact of cost control initiatives and lower spin-off related transaction expenses.

Operating margins increased from 2.6% for the year ended December 31, 2018 to 7.6% for the year ended December 31, 2019, primarily due to the impact of cost control initiatives and lower spin-off related transaction expenses, which positively impacted the change in operating margin by 1.7%.

Capital Markets – Compliance and Communications Management

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
	(in millions, except percentages)
Net sales	$424.0	$389.7	$440.2	$34.3	8.8%	$(50.5)	(11.5%)
Income from operations	120.6	86.3	104.7	34.3	39.7%	(18.4)	(17.6%)
Operating margin	28.4%	22.1%	23.8%
Items impacting comparability
Restructuring, impairment and other charges, net	22.2	6.0	3.2	16.2	nm	2.8	87.5%
COVID-19 related sales surcharges and expenses, net	(2.2)	—	—	(2.2)	nm	—	—
Non-income tax expense	0.6	—	—	0.6	nm	—	—
Accelerated rent expense	1.2	—	—	1.2	nm	—	—
Spin-off related transaction expense	—	—	7.4	—	—	(7.4)	(1.0)

nm – Not meaningful

Year ended December 31, 2020 compared to the Year ended December 31, 2019

Net sales for the year ended December 31, 2020 were $424.0 million, an increase of $34.3 million, or 8.8%, compared to the year ended December 31, 2019, primarily due to higher transactional volumes.

Income from operations increased $34.3 million, or 39.7%, to $120.6 million for the year ended December 31, 2020 as compared to $86.3 million for the year ended December 31, 2019, primarily due to cost control initiatives, higher sales volumes and a favorable sales mix, partially offset by higher restructuring, impairment and other charges, net and higher incentive compensation expense.

Operating margins increased from 22.1% for the year ended December 31, 2019 to 28.4% for the year ended December 31, 2020, primarily due to cost control initiatives, higher sales volumes and a favorable sales mix, partially offset by higher restructuring, impairment and other charges, net, which negatively impacted the change in operating margin by 3.8%, and higher incentive compensation expense.

Year ended December 31, 2019 compared to the Year ended December 31, 2018

Net sales for the year ended December 31, 2019 were $389.7 million, a decrease of $50.5 million, or 11.5%, compared to the year ended December 31, 2018, primarily due to lower transactional and compliance volumes.

Income from operations decreased $18.4 million, or 17.6%, to $86.3 million for the year ended December 31, 2019 as compared to $104.7 million for the year ended December 31, 2018, primarily due to the impact of lower sales volumes, an unfavorable sales mix and higher restructuring, impairment and other charges, net, partially offset by cost control initiatives and lower spin-off related transaction expense.

Operating margins decreased from 23.8% for the year ended December 31, 2018 to 22.1% for the year ended December 31, 2019, primarily due to unfavorable sales mix along with higher restructuring, impairment and other charges, net, which negatively impacted the change in operating margin by 0.7%, partially offset by cost control initiatives and a decline in spin-off related transaction expense, which positively impacted the change in operating margin by 1.9%.

Investment Companies – Software Solutions

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
	(in millions, except percentages)
Net sales	$67.0	$62.6	$58.9	$4.4	7.0%	$3.7	6.3%
Loss from operations	(1.7)	(7.8)	(5.1)	6.1	(78.2%)	(2.7)	52.9%
Operating margin	(2.5%)	(12.5%)	(8.7%)
Items impacting comparability
Restructuring, impairment and other charges, net	3.0	0.6	0.1	2.4	nm	0.5	nm
Non-income tax expense	1.0	—	—	1.0	nm	—	—
Accelerated rent expense	0.1	—	—	0.1	nm	—	—
Spin-off related transaction expense	—	—	1.0	—	—	(1.0)	(100.0%)

nm – Not meaningful

Year ended December 31, 2020 compared to the Year ended December 31, 2019

Net sales for the year ended December 31, 2020 were $67.0 million, an increase of $4.4 million, or 7.0%, compared to the year ended December 31, 2019, primarily due to higher ArcDigital volumes.

Loss from operations improved by $6.1 million, or 78.2%, to $1.7 million compared to an operating loss of $7.8 million for the year ended December 31, 2019, primarily due to cost control initiatives and the impact of higher sales volumes, partially offset by higher incentive compensation expense, higher restructuring, impairment and other charges, net, and a non-income tax charge.

Operating margins improved from a negative margin of 12.5% for the year ended December 31, 2019 to a negative margin of 2.5% for the year ended December 31, 2020, primarily due to cost control initiatives and the impact of higher sales volumes, partially offset by higher incentive compensation expense and higher restructuring, impairment and other charges, net and a non-income tax charge, which combined to negatively impact the change in operating margin by 5.1%.

Year ended December 31, 2019 compared to the Year ended December 31, 2018

Net sales for the year ended December 31, 2019 were $62.6 million, an increase of $3.7 million, or 6.3%, compared to the year ended December 31, 2018, primarily due to higher Arc Suite volumes.

Loss from operations increased $2.7 million, or 52.9%, to $7.8 million compared to an operating loss of $5.1 million for the year ended December 31, 2018, primarily due to increased depreciation and amortization, partially offset by the impact of the net sales increase and lower spin-off related transaction expense.

Operating margins decreased from a negative margin of 8.7% for the year ended December 31, 2018 to a negative margin of 12.5% for the year ended December 31, 2019, primarily due to increased depreciation and amortization, partially offset by lower spin-off related transaction expense, which positively impacted the change in operating margin by 1.6%.

Investment Companies – Compliance and Communications Management

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
	(in millions, except percentages)
Net sales	$270.3	$295.7	$302.7	$(25.4)	(8.6%)	$(7.0)	(2.3%)
(Loss) income from operations	(43.1)	29.4	14.9	(72.5)	nm	14.5	97.3%
Operating margin	(15.9%)	9.9%	4.9%
Items impacting comparability
Restructuring, impairment and other charges, net	46.2	1.5	0.5	44.7	nm	1.0	nm
COVID-19 related sales surcharges and expenses, net	2.4	—	—	2.4	nm	—	—
Non-income tax expense	0.2	—	—	0.2	nm	—	—
Accelerated rent expense	0.3	—	—	0.3	nm	—	—
Gain on sale of building	—	(19.2)	—	19.2	(100.0%)	(19.2)	nm
Spin-off related transaction expense	—	—	5.7	—	—	(5.7)	(100.0%)

nm – Not meaningful

Year ended December 31, 2020 compared to the Year ended December 31, 2019

Net sales for the year ended December 31, 2020 were $270.3 million, a decrease of $25.4 million, or 8.6%, compared to the year ended December 31, 2019, primarily due to lower mutual fund compliance and commercial print volumes.

Income from operations decreased $72.5 million to an operating loss of $43.1 million for the year ended December 31, 2020 as compared to income from operations of $29.4 million for the year ended December 31, 2019, primarily due to higher restructuring, impairment and other charges, net, which includes a $40.6 million goodwill impairment charge, the impact of the net gain from the sale of a building recorded in 2019, higher incentive compensation expense, lower sales volume and COVID-19 related net charges, partially offset by cost control initiatives.

Operating margins decreased from 9.9% for the year ended December 31, 2019 to a negative margin of 15.9% for the year ended December 31, 2020, primarily due to higher restructuring, impairment and other charges, net, the impact of the net gain from the sale of a building recorded in 2019 and COVID-19 related net charges, which combined to negatively impact the change in operating margin by 24.5%, and higher incentive compensation expense, partially offset by cost control initiatives.

Year ended December 31, 2019 compared to the Year ended December 31, 2018

Net sales for the year ended December 31, 2019 were $295.7 million, a decrease of $7.0 million, or 2.3%, compared to the year ended December 31, 2018, primarily due to lower mutual fund print volumes and commercial print volumes.

Income from operations increased $14.5 million, or 97.3%, to $29.4 million for the year ended December 31, 2019 as compared to $14.9 million for the year ended December 31, 2018, primarily due to the $19.2 million net gain from the sale of a building in 2019, lower spin-off related transaction expense and the impact of cost control initiatives, partially offset by the lower net sales volumes and an unfavorable sales mix.

Operating margins increased from 4.9% for the year ended December 31, 2018 to 9.9% for the year ended December 31, 2019, primarily due to the impact of the net gain from the sale of a building recorded in 2019 and a decline in spin-off related transaction expense, which combined to positively impact the change in operating margin by 8.4%, along with the impact of cost control initiatives, partially offset by unfavorable sales mix.

Language Solutions

Results of operations for the year ended December 31, 2018 include the operating results of the Language Solutions business that was sold on July 22, 2018. Summary operating results associated with the Language Solutions business were as follows:

Net sales	$41.8
Income from operations	50.1
Operating margin	nm
Items impacting comparability
Gain on sale of Language Solutions business	(53.8)
Restructuring, impairment and other charges, net	(0.2)
Spin-off related transaction expense	0.5
Disposition-related expenses	1.4

nm – Not meaningful

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Operating expenses	$80.7	$39.0	$46.6
Items impacting comparability
Share-based compensation expense	13.6	8.9	9.2
Restructuring, impairment and other charges, net	6.8	4.1	0.3
LSC multiemployer pension plans obligation	19.0	—	—
COVID-19 related sales surcharges and expenses, net	0.3	—	—
eBrevia contingent consideration	(0.8)	—	—
Accelerated rent expense	0.1	—	—
Loss on sale of Language Solutions business	—	4.0	—
Investor-related expenses	—	1.5	0.5
Disposition-related expenses	—	—	5.4
Spin-off related transaction expenses	—	—	3.4
Acquisition-related expenses	—	0.1	0.8

Year ended December 31, 2020 compared to the Year ended December 31, 2019

Corporate operating expenses for the year ended December 31, 2020 increased $41.7 million versus the same period in 2019, primarily due to the $19.0 million charge related to the LSC multiemployer pension plans obligation, higher incentive compensation, healthcare and share-based compensation expense and higher restructuring, impairment, and other charges, net, partially offset by the loss on the sale of the Language Solutions business recorded in 2019 and lower investor-related expenses.

Year ended December 31, 2019 compared to the Year ended December 31, 2018

Corporate operating expenses for the year ended December 31, 2019 decreased $7.6 million versus the same period in 2018, primarily due to lower disposition-related expenses and spin-off related transaction expenses, partially offset by the net loss recognized in 2019 for the sale of the Language Solutions business and an increase in restructuring, impairment, and other charges, net.

Non-GAAP Measures

The Company believes that certain Non-GAAP measures, such as Non-GAAP adjusted EBITDA (“Adjusted EBITDA”), provide useful information about the Company’s operating results and enhance the overall ability to assess the Company’s financial performance. The Company uses these measures, together with other measures of performance under U.S. Generally Accepted Accounting Principles (“GAAP”), to compare the relative performance of operations in planning, budgeting and reviewing the performance of its business. Adjusted EBITDA allows investors to make a more meaningful comparison between the Company’s core business operating results over different periods of time. The Company believes that Adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provides useful information about the Company’s business without regard to potential distortions. By eliminating potential differences in results of operations between periods caused by factors such as historic cost and age of assets, restructuring, impairment and other charges, acquisition-related expenses, and gain or loss on certain equity investments and asset sales as well as other items, as described below, the Company believes that Adjusted EBITDA can provide a useful additional basis for comparing the current performance of the underlying operations being evaluated.

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

•

COVID-19 related sales surcharges and expenses, net. Incremental expenses incurred, sales surcharges and government subsidies recognized as a result of the COVID-19 pandemic. Incremental expense included incremental vendor costs and premium wages paid to certain employees as well as costs to clean and disinfect the Company’s facilities more frequently. As a result, of these incremental expenses, the Company invoiced certain customers COVID-19 related surcharges. The Company also received certain government subsidies, primarily related to employee wages at certain international locations.

•	Investor-related expenses. Expenses incurred related to non-routine investor matters, which include third-party advisory and consulting fees and legal fees.
•

Spin-off related transaction expenses. The Company incurred expenses related to the Separation to operate as a standalone publicly traded company. These expenses include third-party consulting fees, information technology expenses, employee retention payments, legal fees and other costs related to the Separation, including system implementation expenses related to transitioning from transition service agreements with RRD and LSC. Management does not believe that these expenses are reflective of ongoing operating results.

•

Disposition-related expenses. Expenses incurred related to the disposition of the Language Solutions business. These expenses primarily include legal fees, third-party advisory and consulting fees and other costs related to the disposition.

A reconciliation of GAAP net (loss) earnings to Adjusted EBITDA for the years ended December 31, 2020, 2019 and 2018 is presented in the following table:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net (loss) earnings	$(25.9)	$37.6	$73.6
Restructuring, impairment and other charges, net	79.2	13.6	4.4
Share-based compensation expense	13.6	8.9	9.2
LSC multiemployer pension plans obligation	19.0	—	—
Non-income tax expense	5.2	—	—
Accelerated rent expense	2.2	—	—
COVID-19 related sales surcharges and expenses, net	0.5	—	—
eBrevia contingent consideration	(0.8)	—	—
Net gain on sale of building	—	(19.2)	—
Gain on equity investment	—	(13.6)	(11.8)
Net loss (gain) on sale of Language Solutions business	—	4.0	(53.8)
Pension settlement charges	—	3.9	—
Investor-related expenses	—	1.5	0.5
Acquisition-related expenses	—	0.1	0.8
Gain on eBrevia investment	—	—	(1.8)
Spin-off related transaction expenses	—	—	20.1
Disposition-related expenses	—	—	6.8
Depreciation and amortization	50.9	49.6	45.8
Interest expense, net	22.8	38.1	36.7
Investment and other income, net	(1.7)	(2.0)	(4.7)
Income tax expense	8.4	14.5	29.1
Adjusted EBITDA	$173.4	$137.0	$154.9

Restructuring, impairment and other charges, net —The year ended December 31, 2020 included $15.6 million of employee termination costs, non-cash impairment charges of $60.6 million related primarily to IC-CCM goodwill and operating lease ROU assets as well as $3.0 million for other charges primarily related to the realignment of the Company’s operating segments. The year ended December 31, 2019 included $9.1 million of employee termination costs, $3.4 million in impairment charges, primarily related to an equity investment and customer relationship intangible assets, and $1.1 million in other restructuring charges. The year ended December 31, 2018 included $3.4 million of employee termination costs, $0.8 million of net lease termination costs and $0.2 million of other restructuring costs.

Share-based compensation expense—Included charges of $13.6 million, $8.9 million and $9.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

LSC multiemployer pension plans obligation—Included charges of $19.0 million for the year ended December 31, 2020 for the Company’s accrual related to the LSC MEPP Liabilities. Refer to Note 8, Commitments and Contingencies, for additional information.

Non-income tax expense—Included a charge of $5.2 million for the year ended December 31, 2020 for the Company’s accrual for certain estimated non-income tax exposures. Refer to Note 8, Commitments and Contingencies, for additional information.

Accelerated rent expense—Included charges of $2.2 million for the year ended December 31, 2020 related to acceleration of rent expense associated with abandoned leases.

COVID-19 related sales surcharges and expenses, net—Included net charges of $0.5 million for the year ended December 31, 2020, primarily related to incremental vendor costs, premium wages and incentive compensation paid to certain employees, net of COVID-19 related sales surcharges invoiced to certain customers and government subsidies, as described above.

eBrevia contingent consideration—Included a gain of $0.8 million for the year ended December 31, 2020, as a result of a decrease in the contingent consideration paid to the former owners of eBrevia.

Net gain on sale of building—Included a net gain of $19.2 million related to the sale of a building for the year ended December 31, 2019.

Gain on equity investment—Included gains of $13.6 million and $11.8 million for the years ended December 31, 2019 and 2018, respectively.

Net loss (gain) on sale of Language Solutions business—Included charges of $4.0 million for the year ended December 31, 2019 related to the July 2018 disposition of the Language Solutions business. Included a gain of $53.8 million related to the disposition of the Language Solutions business for the year ended December 31, 2018.

Pension settlement charges—Included non-cash settlement charges of $3.9 million, recorded within investment and other income, net during the year ended December 31, 2019, representing a proportional amount of the actuarial losses recorded in accumulated other comprehensive loss resulting from pension obligations settled during the period.

Investor-related expenses—Included charges of $1.5 million and $0.5 million related to non-routine investor matters for the years ended December 31, 2019 and 2018, respectively. These expenses include third-party advisory and consulting fees and legal fees.

Acquisition-related expenses—Included charges related to legal expenses of $0.1 million and $0.8 million for the years ended December 31, 2019 and 2018, respectively, associated with completed or contemplated acquisitions.

Gain on eBrevia investment—Included gain of $1.8 million for the year ended December 31, 2018 as a result of the acquisition of eBrevia, in which the Company previously held an investment.

Spin-off related transaction expenses—Included charges of $20.1 million related to third-party consulting fees, information technology expenses, legal fees and other costs related to the Separation for the year ended December 31, 2018.

Disposition-related expenses—Included charges of $6.8 million primarily related to the disposition of the Language Solutions business, including legal fees, third party advisory and consulting fees and other costs for the year ended December 31, 2018.

Liquidity and Capital Resources

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Cash on hand, operating cash flows and the Company’s Revolving Facility are the primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s debt obligations, capital expenditures necessary to support productivity improvement and growth, acquisitions and completion of restructuring programs.

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes. The Company has the ability to repatriate any previously taxed foreign cash associated with the foreign earnings subject to the U.S. parent with minimal tax consequences. The Company maintains its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S., with the exception of the previously taxed foreign cash already subject to U.S. tax. The Company repatriated excess cash at its foreign subsidiaries to the U.S. during the year ended December 31, 2019 and did not make additional cash repatriations during 2020. The Company does not plan to make additional cash repatriations during 2021.

Cash and cash equivalents were $73.6 million as of December 31, 2020, an increase of $56.4 million as compared to December 31, 2019. Cash and cash equivalents at December 31, 2020 included $62.0 million in the U.S. and $11.6 million at international locations.

The following describes the Company’s cash flows for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net cash provided by operating activities	$154.2	$54.5	$66.3
Net cash (used in) provided by investing activities	(19.8)	(12.2)	30.2
Net cash used in financing activities	(77.5)	(74.5)	(99.0)
Effect of exchange rate on cash and cash equivalents	(0.5)	2.1	(2.2)
Net increase (decrease) in cash and cash equivalents	$56.4	$(30.1)	$(4.7)

Cash Flows Provided By Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor, rent, raw materials and other operating activities.

2020 compared to 2019

Net cash provided by operating activities was $154.2 million for the year ended December 31, 2020 compared to $54.5 million for the year ended December 31, 2019. The increase in cash provided by operating activities of $99.7 million was primarily due to improved operating performance, an increase in accrued liabilities and other, primarily related to incentive compensation and other benefits as well as LSC MEPP Liabilities, the timing of supplier payments and a decrease in interest and income taxes paid, partially offset by a decrease in collections due to the timing of customer payments. Accounts payable and accrued liabilities and other increased operating cash flows by $74.9 million for the year ended December 31, 2020, as compared to a $27.1 million decrease in operating cash flows for the year ended December 31, 2019. Accounts receivable decreased operating cash flow by $14.8 million for the year ended December 31, 2020, as compared to an $8.7 million increase for the year ended December 31, 2019. The Company’s interest payments decreased by $7.4 million to $24.5 million in 2020, from $31.9 million in 2019, due primarily to the repayment of the Company’s Term Loan Credit Facility and lower Revolving Facility borrowings. Cash paid for income taxes, net of refunds, decreased by $3.3 million to $21.7 million for the year ended December 31, 2020, from $25.0 million for the year ended December 31, 2019 due primarily to deferrals of 2020 tax payments provided under the Coronavirus Aid, Relief, and Economic Security Act and increased 2019 tax payments on the gain from the 2018 sale of the Language Solution business.

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

Cash Flows (Used In) Provided By Investing Activities

Net cash used in investing activities was $19.8 million for the year ended December 31, 2020, and primarily consisted of capital expenditures of $31.1 million, mostly driven by investment in software development, partially offset by $12.8 million of proceeds from the sale of one of the Company’s investments in equity securities.

Net cash used in investing activities was $12.2 million for the year ended December 31, 2019, and primarily consisted of capital expenditures of $44.8 million, mostly driven by an investment in digital printers and investment in software development, $4.5 million of payments for the acquisition of eBrevia, $4.0 million for a payment related to the 2018 disposition of the Language Solutions business and a $2.3 million investment in Gain Compliance, partially offset by $30.6 million of proceeds from the sale of a building and $12.8 million of proceeds from the sale of an equity investment.

Net cash provided by investing activities was $30.2 million for the year ended December 31, 2018, primarily due to the net proceeds from the sale of Language Solutions business totaling $77.5 million, partially offset by capital expenditures of $37.1 million and cash paid for the acquisition of eBrevia of $12.5 million.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the year ended December 31, 2020 was $77.5 million. During the year ended December 31, 2020, the Company received $369.0 million of proceeds from the Revolving Facility borrowings, offset by $369.0 million of payments on the Revolving Facility borrowings. The Company made payments of $63.8 million for the purchase and retirement of certain of the Company’s notes. The Company’s common stock repurchases for the year ended December 31, 2020 totaled $11.8 million.

Net cash used in financing activities for the year ended December 31, 2019 was $74.5 million. During the year ended December 31, 2019, the Company received $515.5 million of proceeds from the Revolving Facility borrowings, offset by $515.5 million of payments on the Revolving Facility borrowings. Additionally, during the year ended December 31, 2019, the Company paid in full the $72.5 million principal balance due on its Term Loan Credit Facility.

Net cash used in financing activities for the year ended December 31, 2018 was $99.0 million. During the year ended December 31, 2018, the Company received $360.0 million of proceeds from the Revolving Facility borrowings, offset by $360.0 million of payments on the Revolving Facility borrowings. Additionally, during the year ended December 31, 2018, the Company made payments of $97.5 million on the Term Loan Credit Facility.

Contractual Cash Obligations and Other Commitments and Contingencies

As of December 31, 2020, the Company had total future contractual obligations of approximately $551 million, with approximately $142 million of the future contractual obligations due during 2021. The future contractual obligations primarily consist of outstanding debt and related interest, as further described below, operating lease payments, outsourced services relating to information technology, maintenance and other services, employee-related liabilities, multi-employer pension plan obligations and pension and other postretirement benefits plan contributions. See Note 5, Leases; Note 6, Restructuring, Impairment and Other Charges; Note 7, Retirement Plans; and Note 8, Commitments and Contingencies, to the Consolidated Financial Statements for additional information.

Debt

The Company’s debt as of December 31, 2020 and December 31, 2019 consisted of the following (in millions):

	December 31,
	2020	2019
8.25% senior notes due October 15, 2024	$233.0	$300.0
Unamortized debt issuance costs	(2.5)	(4.0)
Total long-term debt	$230.5	$296.0

The Company’s debt maturity and interest payments schedule as of December 31, 2020 is shown in the table below:

	Payments Due In
	Total	2021	2022	2023	2024	2025	2026 and thereafter
	(in millions)
Notes (a)	$233.0	$—	$—	$—	$233.0	$—	$—
Interest due on Notes	76.8	19.2	19.2	19.2	19.2	—	—
Total as of December 31, 2020	$309.8	$19.2	$19.2	$19.2	$252.2	$—	$—

_________

(a)	Excludes unamortized debt issuance costs of $2.5 million, which do not represent contractual commitments with a fixed amount or maturity date.

During the year ended December 31, 2019, the Company paid in full the remaining balance of the Term Loan Credit Facility of $72.5 million. As a result, the Company recognized a loss on extinguishment of debt of $4.1 million for the year ended December 31, 2019, related to unamortized debt issuance costs and the original issuance discount, which is included in interest expense, net in the consolidated statements of operations.

8.25% Senior Notes Due 2024— On September 30, 2016, DFIN (the “Parent”) issued $300.0 million of 8.25% senior unsecured notes due October 15, 2024 (the “Notes”). The Company’s Notes, with interest payable semi-annually on April 15 and October 15, were issued pursuant to an indenture (the “Indenture”) where certain wholly-owned domestic subsidiaries of the Company guarantee the Notes (the “Guarantors”). In the first quarter of 2020, the Company purchased and retired $66.5 million (notional amount) of the Notes at an average price of 95.25 and recognized a pre-tax gain on the extinguishment of debt of $2.3 million, which was net of unamortized debt issuance costs, and is recorded within interest expense, net in the Consolidated Statements of Operations. In the third quarter of 2020, the Company purchased and retired $0.5 million (notional amount) of the Notes at an average price of 98.75.

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

December 31, 2020
(in millions)
Current assets	$226.2
Noncurrent assets	931.7
Current liabilities	235.8
Noncurrent liabilities	370.9

Year Ended
December 31, 2020
(in millions)
Total net sales	$780.4
Total cost of sales	433.8
Loss from operations	(7.6)
Net loss	(32.1)

During 2020, Nonguarantors intercompany revenue and cost of sales totaled $2.6 million each. As of December 31, 2020, an intercompany short-term note receivable due to Nonguarantors from the Parent totaled $27.5 million and an intercompany accounts receivable due to Parent from Nonguarantors totaled $3.6 million.

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

As of December 31, 2020, there were no outstanding borrowings under the Revolving Facility. Based on the Company’s results of operations for the year ended December 31, 2020 and existing debt, the Company would have had the ability to utilize all of the $300.0 million Revolving Facility and not have been in violation of the terms of the agreement. The Revolving Facility has a maturity date of December 18, 2023.

The current availability under the Revolving Facility and net available liquidity as of December 31, 2020 is shown in the table below:

December 31, 2020
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	$—
Impact on availability related to outstanding letters of credit	—
$—

Current availability at December 31, 2020	$300.0
Cash	73.6
Net Available Liquidity	$373.6

The Company was in compliance with its debt covenants as of December 31, 2020, and expects to remain in compliance based on management’s estimates of operating and financial results for 2021 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of December 31, 2020, the Revolving Facility is supported by sixteen U.S. and international financial institutions. As of December 31, 2020, the Company had $3.7 million in outstanding letters of credit and bank guarantees, of which none reduced the availability under the Revolving Facility.

As of December 31, 2020, the Company met all the conditions required to borrow under the Revolving Facility and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions and Dispositions

The Company’s acquisition of eBrevia closed on December 18, 2018. During the years ended December 31, 2019 and December 31, 2018, the Company paid $4.5 million and $12.5 million, net of cash acquired, respectively, for the acquisition of eBrevia. An additional $1.9 million of the purchase price, which was held in the event of potential claims, was paid during the year ended December 31, 2020 pursuant to the terms of the acquisition agreement.

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

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation and contingent liabilities involving the Company, see Note 8, Commitments and Contingencies, to the Consolidated Financial Statements.

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

Revenue Recognition

The Company manages highly-customized data and materials, such as the Exchange Act, the Securities Act and the Investment Company Act filings with the SEC on behalf of the Company’s customers, manages virtual data rooms and performs XBRL and related services. Clients are provided with EDGAR filing services, XBRL compliance services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among other services. The Company’s software solutions include Venue, the Arc Suite software platform, ActiveDisclosure, data and analytics and others.

Revenue is recognized upon transfer of control of promised services or products to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services or products. The Company’s arrangements with customers often include promises to transfer multiple services or products to a customer. Determining whether services and products are considered distinct performance obligations that should be accounted for separately requires significant judgment. Certain customer arrangements have multiple performance obligations as certain promises are both capable of being distinct and are distinct within the context of the contract. Other customer arrangements have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts, and therefore are not distinct. Billings for shipping and handling costs as well as certain postage costs and out-of-pocket expenses are recorded gross. The Company expenses the costs to obtain the contract, primarily commissions, as incurred. For arrangements with multiple performance obligations, the transaction price is allocated to the separate performance obligations. As the Company provides customer specific solutions, observable standalone selling price is rarely available. As such, standalone selling price is more frequently determined using an estimate of the standalone selling price of each distinct service or product, taking into consideration the historical selling price by customer for each distinct service or product, if available. These estimates may vary from the final amounts invoiced to the customer and are adjusted upon completion of all performance obligations.

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in unbilled receivables, contract assets or contract liabilities. Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists and therefore invoicing has not yet occurred. The Company estimates contract assets based on the historical selling price of the completed performance obligation. Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price by service or product and management’s assessment of realizable selling price. Unbilled revenues can vary significantly from period to period as a result of seasonality, volume and market conditions. Unbilled receivables and contract assets are included in accounts receivable on the Consolidated Balance Sheets. Contract liabilities consist of deferred revenue and progress billings which are included in accrued liabilities on the Consolidated Balance Sheets.

Because substantially all of the Company’s products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the Consolidated Financial Statements for further discussion.

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

The Company performs its goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of the new segmentation in Q1 2020, a goodwill impairment analysis was completed as of March 31, 2020 under the Company’s previous reporting structure as well as the Company’s current reporting structure. A goodwill impairment was not recognized as the estimated fair value of all reporting units, under both the previous and current reporting structures, exceeded their respective carrying amounts. The Company also performs an interim review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit. As part of its interim reviews, management analyzes potential changes in the value of individual reporting units based on each reporting unit’s operating results for the period compared to expected results as of the prior year’s annual impairment test. In addition, management considers how other key assumptions, including discount rates and expected long-term growth rates, used in the last annual impairment test, could be impacted by changes in market conditions and economic events. Based on these interim assessments, management concluded that as of the interim periods, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying amount.
As of October 31, 2020, the CM-SS, CM-CCM, IC-SS and IC-CCM reporting units each had goodwill. Each of the reporting units was reviewed for impairment using a quantitative assessment.

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

The determination of fair value in the quantitative assessment requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies and an appropriate market multiple, the discount rate; terminal growth rates; and forecasts of revenue, operating income, restructuring charges and capital expenditures.

As a result of the 2020 annual goodwill impairment test during the fourth quarter of 2020, the Company recognized a non-cash goodwill impairment charge of $40.6 million for the year ended December 31, 2020 for the impairment of goodwill in the IC-CCM reporting unit. The goodwill impairment charge resulted from a reduction in the estimated fair value of the IC-CCM reporting unit due to lower expectations for future sales and profitability, primarily driven by an increase in the estimated shift of future revenues from IC-CCM to software solutions. The goodwill impairment was determined using Level 3 inputs, including a discounted cash flow analysis, comparable marketplace fair value data and management’s assumptions. As of December 31, 2020, the IC-CCM reporting unit had no remaining goodwill. No other goodwill impairment charges were recorded as the estimated fair values of the remaining reporting units exceeded their respective carrying amounts.

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

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds carrying amount, a “cushion”) or “failed” (the carrying amount exceeds fair value) the quantitative assessment. As of October 31, 2020, the CM-CCM and IC-SS reporting units had fair values far in excess of carrying value; however, the CM-SS reporting unit’s fair value exceeded its book value by 19.5%. As of December 31, 2020, goodwill allocated to the CM-SS reporting unit was $103.7 million.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1.0% decrease in estimated annual future cash flows would decrease the estimated fair value of the reporting unit by approximately 1.0%. The estimated long-term net sales growth rate can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. Holding all other assumptions constant, a 1.0% decrease in the long-term net sales growth rate would not have resulted in an impairment loss for any of the Company’s reporting units. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. The discount rate for the CM-SS reporting unit was 11.0% as of October 31, 2020. Assuming the income and market approach are averaged to estimate the fair value of the reporting unit, a 1.0% increase in the estimated discount rate for the CM-SS reporting unit would result in a cushion of approximately 11%. A 1.0% increase in estimated discount rate would not have resulted in an impairment loss for any of the reporting units. The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates. Additionally, lower volumes, additional unfavorable regulatory developments or lower than expected growth or profitability of software solutions could have a significant impact on the fair values of the reporting units.

Other Long-Lived Assets

The Company evaluates the recoverability of other long-lived assets, including right-of-use assets (“ROU”), property, plant and equipment, software and definite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company assesses its asset groups for indicators of impairment on a recurring basis. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of one of its asset groups may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition. If the carrying value of an asset group exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset group’s carrying value over its fair value.

During the year ended December 31, 2020, the Company abandoned certain operating leases, with an intent to sublease the properties. As the fair value of the ROU assets was less than the carrying value, the Company recognized impairments of ROU assets of $18.2 million. The fair value of these assets was estimated utilizing inputs from market comparables in order to estimate future cash flows expected from sublease income over the remaining lease terms. Future changes in the estimated amount or timing of sublease arrangements could result in further impairment charges. During the years ended December 31, 2020 and December 31, 2019, the Company also recognized impairment charges of $1.8 million and $0.4 million, respectively, related to software assets. During the year ended December 31, 2019, the Company recognized impairment charges of $1.0 million related to customer relationship intangible assets in the Company’s CM-CCM and IC-SS segments.

Pension and Other Postretirement Benefits Plans

Subsequent to the Separation, certain pension plan liabilities and assets were transferred from RRD to the Company upon the legal split of those plans.

The Company’s primary defined benefit plan was frozen effective December 31, 2011. No new employees are permitted to enter the Company’s frozen plan and participants will earn no additional benefits. Benefits are generally based upon years of service and compensation. These defined benefit retirement income plans are funded in conformity with the applicable government regulations. The Company funds at least the minimum amount required for all funded plans using actuarial cost methods and assumptions acceptable under government regulations.

The annual income and expense amounts relating to the pension plan are based on calculations which include various actuarial assumptions including mortality expectations, discount rates and expected long-term rates of return. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the Consolidated Balance Sheets, but are amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive income (loss). The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The weighted-average discount rate for pension benefits at December 31, 2020 was 2.6%.

In September 2019, the Company communicated to certain pension plan participants the option to receive a lump-sum pension payment. Payments to certain participants who elected to receive a lump-sum pension payment were funded from existing pension plan assets and constituted a complete settlement of pension liabilities with respect to these participants. As a result, pension assets and plan liabilities were remeasured during the fourth quarter of 2019, resulting in an actuarial loss of $6.4 million recorded within accumulated other comprehensive loss and a $3.9 million non-cash pension settlement charge recorded within investment and other income, net during the fourth quarter of 2019.

A one-percentage point change in the discount rates at December 31, 2020 would have the following effects on the accumulated benefit obligation and projected benefit obligation:

	1.0%	1.0%
	Increase	Decrease
	(in millions)
Accumulated benefit obligation	$(36.3)	$44.0
Projected benefit obligation	$(36.3)	$44.0

The Company’s defined benefit plan has a risk management approach for its pension plan assets. The overall investment objective of this approach is to further reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation.

The expected long-term rate of return for the plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. In addition, the Company considered the impact of the current interest rate environment on the expected long-term rate of return for certain asset classes, particularly fixed income. The target asset allocation percentage for the pension plan was approximately 55.0% for return seeking investments and approximately 45.0% for fixed income investments. The expected long-term rate of return on plan assets assumption used to calculate net pension plan income in 2020 was 6.0% for the Company’s pension plans. The expected long-term rate of return on plan assets assumption that will be used to calculate net pension plan income in 2021 is 6.0%.

A 0.25% change in the expected long-term rate of return on plan assets at December 31, 2020 would have the following effects on 2020 and 2021 pension plan (income)/expense:

	2020	2021
	(in millions)
0.25% increase	$(0.6)	$(0.6)
0.25% decrease	$0.6	$0.6

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

The Company has recorded deferred tax assets related to future deductible items, including domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded. As of December 31, 2020, and December 31, 2019, valuation allowances of $7.5 million and $5.2 million, respectively, were recorded in the Company’s Consolidated Balance Sheets.

Refer to Note 9, Income Taxes, to the Consolidated Financial Statements for further detail on the accounting for income taxes.

Commitments and Contingencies

The Company is subject to lawsuits, investigations and other claims and can be involved in various legal, regulatory and arbitration proceedings concerning matters arising in the ordinary course of business, including those noted in Note 8, Commitments and Contingencies, to the Consolidated Financial Statements. The Company routinely reviews the status of each significant matter and assesses potential financial exposure. A liability is recorded when it is probable that a loss has been incurred and the amount can be reasonably estimated. When there is a range of possible losses with equal likelihood, a liability is recorded based on the low end of such range. Because of uncertainties related to these and other matters, accruals are based on the best information available at the time. The amount of such reserves may change in the future due to new developments or changes in approach, such as a change in settlement strategy. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from the amounts accrued in the Company’s Consolidated Financial Statements.

Accounts Receivable

Receivables are stated net of expected losses and primarily include trade receivables. On January 1, 2020, the Company adopted an Accounting Standards Update (“ASU”) No. 2016-13 Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), see Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the Consolidated Financial Statements for additional information. The Company’s credit loss reserves primarily relate to trade receivables, unbilled receivables and contract assets. The Company established provision at differing rates, which are region or country-specific, and are based upon the age of the trade receivable, the Company’s historical collection experience in each region or country and lines of business, where appropriate. Provisions for unbilled receivables and contract assets are established based on rates which management believes to be appropriate considering its historical experience. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. The provision for expected losses associated with accounts receivable was $10.5 million at December 31, 2020 whereas allowance for doubtful accounts receivable was $7.7 million at December 31, 2019. The Company also maintains a reserve for potential credit memos and disputed items. The credit memo and disputed items reserve is based on historical credit memos relative to billings as well as specific customer reserves and was $4.4 million at December 31, 2020 and $4.8 million at December 31, 2019. The Company’s estimates of the expected losses associated with accounts receivable could change, and additional changes to the allowance for expected losses could be necessary in the future, if any major customer’s creditworthiness deteriorates or actual defaults are higher than the Company’s historical experience.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s Consolidated Financial Statements are described in Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to potential fluctuations in earnings, cash flows, and the fair value of certain assets and liabilities due to changes in interest rates and foreign currency exchange rates. The Company manages exposure to these market risks through regular operating and financial activities and, when deemed appropriate, through the use of derivative financial instruments for risk management purposes. As a result, the Company does not anticipate any material losses from these risks. The Company was not a party to any derivative financial instrument at December 31, 2020 or 2019.

The Company discusses risk management in various places throughout this document, including discussions concerning liquidity and capital resources.

Foreign Exchange Risk

While the substantial majority of the Company’s business is conducted within the U.S., approximately 13% of the Company’s net sales in 2020 were earned outside of the U.S. The Company has operations internationally that are denominated in foreign currencies, primarily the British Pound and Canadian dollar, exposing the Company to foreign currency exchange risk which may adversely impact financial results. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of the Company’s various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange spot and forward contracts to hedge the currency risk. The Company does not use derivative financial instruments for trading or speculative purposes.

For the year ended December 31, 2020, a hypothetical 10% strengthening of the U.S. dollar relative to multiple currencies would not have a material effect on the Company’s earnings before income taxes. A hypothetical 10% strengthening of the U.S. dollar relative to multiple currencies at December 31, 2020 would have resulted in a decrease in total assets of approximately $6.0 million.

Interest Rate Risk

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows.

A hypothetical 10% change in yield at December 31, 2020 would change the fair values of the Notes by approximately $5.1 million, or 2.2%.

Credit Risk

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated due to the Company’s large, diverse customer base, dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10% of the Company’s net sales for the years ended December 31, 2020, 2019 and 2018. The Company maintains provisions for potential credit losses and such losses to date have normally been within the Company’s expectations. The Company evaluates the solvency of its customers on an ongoing basis to determine if additional allowance for expected losses needs to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.

Commodities

The primary raw materials used by the Company are paper and ink. To reduce price risk caused by market fluctuations, the Company has incorporated price adjustment clauses in certain sales contracts. Management believes a hypothetical 10% change in the price of paper and other raw materials would not have a significant effect on the Company’s annual results of operations or cash flows as some of these costs are generally passed through to its customers. However, such an increase could have an impact on the Company’s customers’ demand for printed products, and the Company is not able to quantify the impact of such potential change in demand on the Company’s results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is located beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a)	Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2020. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

(b)	Changes in internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the guidelines established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Donnelley Financial Solutions, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Donnelley Financial Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of FASB ASC Topic 842, Leases.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 25, 2021

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF DONNELLEY FINANCIAL SOLUTIONS, INC. AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 13, 2021 (the “2021 Proxy Statement”).

The Company has adopted a policy statement entitled Code of Ethics that applies to its chief executive officer and senior financial officers. In the event that an amendment to, or a waiver from, a provision of the Code of Ethics is made or granted, the Company intends to post such information on its web site, www.dfinsolutions.com. A copy of the Company’s Code of Ethics has been filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

EXECUTIVE OFFICERS OF DONNELLEY FINANCIAL SOLUTIONS, INC.

Name, Age and Position with the Company	Officer Since	Business Experience
Daniel N. Leib 54, Chief Executive Officer	2016

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

David A. Gardella 51, Chief Financial Officer	2016

Served as RRD’s Senior Vice President, Investor Relations & Mergers and Acquisitions from 2011 to October 2016. He served as RRD’s Vice President, Investor Relations from 2009 to 2011 and as Vice President, Corporate Finance from 2008 to 2009. From 1992 to 2004 and then from 2005 to 2008, Mr. Gardella served in various capacities in financial management and financial planning & analysis.

Jennifer B. Reiners 54, General Counsel	2016

Served as RRD’s Senior Vice President, Deputy General Counsel from 2008 to October 2016 and as Vice President, Deputy General Counsel from 2005 to 2008. Prior to this, served in various capacities in the legal department from 1997 to 2008.

Kami S. Turner 46, Controller and Chief Accounting Officer	2016

Served as RRD’s Assistant Controller from December 2012 to October 2016. Prior to this, served as Vice President, External Reporting in 2012 and from 2009 to 2011 served in various capacities in finance at RRD.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the material under the captions “Compensation Discussion and Analysis,” “Human Resources Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation” of the 2021 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2021 Proxy Statement.

Equity Compensation Plan Information

Information as of December 31, 2020 concerning compensation plans under which DFIN’s equity securities are authorized for issuance was as follows:

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Restricted Stock Units, Warrants and Rights (in thousands) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (a) (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (b) (Excluding Securities Reflected in Column (1)) (in thousands) (3)
Equity compensation plans approved by security holders	3,014	$18.91	1,838

(a)	Restricted stock units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(b)

All of these shares are available for issuance under the Donnelley Financial Solutions Performance Incentive Plan. The Donnelley Financial Solutions Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 6,920,000 in the aggregate, of which 1,838,293 remain available for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the heading “Certain Transactions,” “The Board’s Committees and Their Functions” and “Corporate Governance—Independence of Directors” of the 2021 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm” of the 2021 Proxy Statement.

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

ITEM 15(a).  INDEX TO FINANCIAL STATEMENTS

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Statements of Operations

(in millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net sales
Tech-enabled services	$409.2	$364.7	$439.7
Software solutions	200.2	189.3	178.3
Print and distribution	285.1	320.7	345.0
Total net sales	894.5	874.7	963.0
Cost of sales (a)
Tech-enabled services	176.1	183.0	230.5
Software solutions	93.9	101.8	98.3
Print and distribution	226.0	257.6	258.5
Total cost of sales	496.0	542.4	587.3
Selling, general and administrative expenses (a)	264.8	205.8	258.2
Depreciation and amortization	50.9	49.6	45.8
Restructuring, impairment and other charges, net	79.2	13.6	4.4
Other operating income, net	—	(15.2)	(53.8)
Income from operations	3.6	78.5	121.1
Interest expense, net	22.8	38.1	36.7
Investment and other income, net	(1.7)	(11.7)	(18.3)
(Loss) earnings before income taxes	(17.5)	52.1	102.7
Income tax expense	8.4	14.5	29.1
Net (loss) earnings	$(25.9)	$37.6	$73.6

Net (loss) earnings per share:
Basic	$(0.76)	$1.10	$2.18
Diluted	$(0.76)	$1.10	$2.16
Weighted-average number of common shares outstanding:
Basic	33.9	34.1	33.8
Diluted	33.9	34.3	34.0

(a)	Exclusive of depreciation and amortization

See Notes to the Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Statements of Comprehensive (Loss) Income

(in millions)

	Year Ended December 31,
	2020	2019	2018
Net (loss) earnings	$(25.9)	$37.6	$73.6

Other comprehensive income (loss), net of tax:
Translation adjustments	0.5	3.0	(5.0)
Adjustment for net periodic pension and other postretirement benefits plan	3.3	(4.9)	(2.2)
Other comprehensive income (loss), net of tax	3.8	(1.9)	(7.2)
Comprehensive (loss) income	$(22.1)	$35.7	$66.4

See Notes to the Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Balance Sheets

(in millions, except per share data)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$73.6	$17.2
Receivables, less allowances for expected losses of $10.5 in 2020 (2019 - $7.7)	173.5	161.4
Inventories	4.9	11.1
Prepaid expenses and other current assets	9.7	15.9
Assets held for sale	5.5	5.6
Total current assets	267.2	211.2
Property, plant and equipment, net	12.0	17.5
Right-of-use assets	52.5	80.7
Software, net	51.2	55.0
Goodwill	409.9	450.3
Other intangible assets, net	9.8	21.9
Deferred income taxes, net	34.0	9.0
Other noncurrent assets	29.0	41.3
Total assets	$865.6	$886.9
LIABILITIES
Accounts payable	$54.2	$58.5
Accrued liabilities	184.3	121.0
Total current liabilities	238.5	179.5
Long-term debt	230.5	296.0
Deferred compensation liabilities	20.8	20.0
Pension and other postretirement benefits plan liabilities	51.0	58.8
Noncurrent lease liabilities	51.0	57.9
Other noncurrent liabilities	26.0	6.1
Total liabilities	617.8	618.3
Commitments and Contingencies (Note 8)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and Outstanding: 34.9 shares and 33.3 shares in 2020 (2019 - 34.5 shares and 34.2 shares)	0.3	0.3
Treasury stock, at cost: 1.6 shares in 2020 (2019 - 0.3 shares)	(16.0)	(4.2)
Additional paid-in capital	238.8	225.2
Retained earnings	105.5	131.9
Accumulated other comprehensive loss	(80.8)	(84.6)
Total equity	247.8	268.6
Total liabilities and equity	$865.6	$886.9

See Notes to the Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net (loss) earnings	$(25.9)	$37.6	$73.6
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	50.9	49.6	45.8
Provision for expected losses on accounts receivable	3.8	3.2	4.9
Impairment charges	60.6	3.0	—
Share-based compensation	13.6	8.9	9.2
(Gain) loss on debt extinguishment	(2.3)	4.1	—
Deferred income taxes	(26.4)	2.5	10.5
Net pension plan (income) expense	(2.0)	1.8	(3.2)
Gain on equity investments	—	(13.6)	(13.6)
Net gain on sale of building	—	(19.2)	—
Net loss (gain) on disposition of Language Solutions business	—	4.0	(53.8)
Amortization of right-of-use assets	23.3	22.1	—
Other	1.1	3.1	2.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(14.8)	8.7	(25.3)
Inventories	6.2	1.0	(1.6)
Prepaid expenses and other current assets	2.2	2.6	1.2
Accounts payable	(4.4)	(13.6)	10.7
Income taxes payable and receivable	12.3	(13.0)	9.2
Accrued liabilities and other	79.3	(13.5)	(1.7)
Lease liabilities	(22.2)	(23.8)	—
Pension and other postretirement benefits plan contributions	(1.1)	(1.0)	(1.9)
Net cash provided by operating activities	154.2	54.5	66.3
INVESTING ACTIVITIES
Capital expenditures	(31.1)	(44.8)	(37.1)
Proceeds from sale of building	—	30.6	—
Acquisition of business, net of cash acquired	—	(4.5)	(12.5)
Purchase of investments	(1.2)	(2.3)	—
Proceeds from sale of investment	12.8	12.8	3.1
(Payments for) proceeds from disposition of Language Solutions business	—	(4.0)	77.5
Other investing activities	(0.3)	—	(0.8)
Net cash (used in) provided by investing activities	(19.8)	(12.2)	30.2
FINANCING ACTIVITIES
Revolving facility borrowings	369.0	515.5	360.0
Payments on revolving facility borrowings	(369.0)	(515.5)	(360.0)
Payments on long-term debt	(63.8)	(72.5)	(97.5)
Proceeds from the issuance of common stock	—	—	1.2
Treasury share repurchases	(11.8)	(1.8)	(1.5)
Debt issuance costs	—	(0.2)	(1.2)
Other financing activities	(1.9)	—	—
Net cash used in financing activities	(77.5)	(74.5)	(99.0)
Effect of exchange rate on cash and cash equivalents	(0.5)	2.1	(2.2)
Net increase (decrease) in cash and cash equivalents	56.4	(30.1)	(4.7)
Cash and cash equivalents at beginning of year	17.2	47.3	52.0
Cash and cash equivalents at end of period	$73.6	$17.2	$47.3
Supplemental cash flow information:
Income taxes paid (net of refunds)	$21.7	$25.0	$10.1
Interest paid	$24.5	$31.9	$34.6
Non-cash investing activities:
Other investing activities	$0.7	$—	$—
Conversion of note receivable to equity of investee	$(1.0)	$—	$—

See Notes to the Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Statements of Equity

(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	33.8	$0.3	—	$(0.9)	$205.7	$8.9	$(64.6)	$149.4
Net earnings	—	—	—	—	—	73.6	—	73.6
Other comprehensive loss	—	—	—	—	—	—	(7.2)	(7.2)
Adoption of ASU 2018-02	—	—	—	—	—	10.9	(10.9)	—
Adoption of ASU 2014-09	—	—	—	—	—	0.9	—	0.9
Share-based compensation	—	—	—	—	9.2	—	—	9.2
Issuance of share-based awards, net of withholdings and other	0.4	—	0.1	(1.5)	1.6	—	—	0.1
Balance at December 31, 2018	34.2	$0.3	0.1	$(2.4)	$216.5	$94.3	$(82.7)	$226.0
Net earnings	—	—	—	—	—	37.6	—	37.6
Other comprehensive loss	—	—	—	—	—	—	(1.9)	(1.9)
Share-based compensation	—	—	—	—	8.9	—	—	8.9
Issuance of share-based awards, net of withholdings and other	0.3	—	0.2	(1.8)	(0.2)	—	—	(2.0)
Balance at December 31, 2019	34.5	$0.3	0.3	$(4.2)	$225.2	$131.9	$(84.6)	$268.6
Net loss	—	—	—	—	—	(25.9)	—	(25.9)
Other comprehensive income	—	—	—	—	—	—	3.8	3.8
Adoption of ASU 2016-13	—	—	—	—	—	(0.5)	—	(0.5)
Share-based compensation	—	—	—	—	13.6	—	—	13.6
Common stock repurchases	—	—	1.1	(10.3)	—	—	—	(10.3)
Issuance of share-based awards, net of withholdings and other	0.4	—	0.2	(1.5)	—	—	—	(1.5)
Balance at December 31, 2020	34.9	$0.3	1.6	$(16.0)	$238.8	$105.5	$(80.8)	$247.8

See Notes to the Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 1. Overview, Basis of Presentation and Significant Accounting Policies

Description of Business

Donnelley Financial Solutions, Inc. and subsidiaries (“DFIN” or the “Company”) is a leading global risk and compliance solutions company. The Company provides regulatory filing and deal solutions via its software, technology-enabled services and print and distribution solutions to public and private companies, mutual funds and other regulated investment firms, to serve its clients regulatory and compliance needs. DFIN helps its clients comply with applicable regulations where and how they want to work in a digital world, providing numerous solutions tailored to each client’s precise needs. The prevailing trend is toward clients choosing to utilize the Company’s software solutions, in conjunction with its tech-enabled services, to meet their document and filing needs, while at the same time shifting away from physical print and distribution of documents, except for cases where it is still regulatorily required or requested by shareholders.

The Company serves its clients’ regulatory and compliance needs throughout their respective life cycles. For its capital markets clients, the Company offers solutions that allow public companies to comply with applicable U.S. Securities and Exchange Commission (“SEC”) regulations including filing agent services, digital document creation and online content management tools that support their corporate financial transactions and regulatory reporting; solutions to facilitate clients’ communications with their shareholders; and virtual data rooms and other deal management solutions. For investment companies, including mutual fund, insurance-investment and alternative investment companies, the Company provides solutions for creating, compiling and filing regulatory communications as well as solutions for investors designed to improve the access to and accuracy of their investment information.

DFIN’s Registration Statement on Form 10, as amended, was declared effective by the SEC on September 20, 2016. On October 1, 2016, DFIN became an independent publicly traded company through the distribution by R.R. Donnelley & Sons Company (“RRD”) of approximately 26.2 million shares, or 80.75%, of DFIN common stock to RRD shareholders (the “Separation”). Holders of RRD common stock received one share of DFIN common stock for every eight shares of RRD common stock held on September 23, 2016. As part of the Separation, RRD retained approximately 6.2 million shares of DFIN common stock, or a 19.25% interest in DFIN, which were all subsequently sold by RRD in 2017. DFIN’s common stock began regular-way trading under the ticker symbol “DFIN” on the New York Stock Exchange on October 3, 2016. On October 1, 2016, RRD also completed the previously announced separation of LSC Communications, Inc. (“LSC”), its publishing and retail-centric print services and office products business. On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC common stock (RRD’s remaining ownership stake in LSC) in an underwritten public offering.

Segments

In the first quarter of 2020, management realigned the Company’s operating segments to reflect changes in the manner in which the chief operating decision maker assesses information for decision-making purposes. The Company’s four current operating and reportable segments are: Capital Markets – Software Solutions (“CM-SS”), Capital Markets – Compliance and Communications Management (“CM-CCM”), Investment Companies – Software Solutions (“IC-SS”) and Investment Companies – Compliance and Communications Management (“IC-CCM”). Corporate is not an operating segment and consists primarily of unallocated selling, general and administrative (“SG&A”) activities and associated expenses. All prior year amounts have been reclassified to conform to the Company’s current reporting structure. Prior to its sale in 2018, the Language Solutions business, which helped companies adapt their business content into different languages for specific countries, markets and regions, was an operating segment. See Note 15, Segment Information, for additional information.

Basis of Presentation

The consolidated financial statements include the accounts of DFIN and all majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in accordance with the rules and regulations of the SEC. All intercompany transactions have been eliminated in consolidation.

Certain previously reported amounts have been reclassified to conform to the current presentation. There was no impact on the Company’s previously reported consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated balance sheets, consolidated statements of cash flows or consolidated statements of equity as a result of the new segmentation.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Significant Accounting Policies

Use of Estimates —The preparation of consolidated financial statements in conformity with GAAP requires the extensive use of management’s estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes thereto. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for expected losses on accounts receivable, pension, goodwill and other intangible assets, asset valuations and useful lives, income taxes and other provisions and contingencies.

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

Fair Value Measurements—Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company records the fair value of its pension plan assets on a recurring basis. See Note 7, Retirement Plans, for the fair value of the Company’s pension plan assets as of December 31, 2020.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. Assets measured at fair value on a nonrecurring basis include long-lived assets held and used, long-lived assets held for sale, goodwill and other intangible assets. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values. The three-tier value hierarchy, which prioritizes valuation methodologies based on the reliability of the inputs, is as follows:

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

Revenue Recognition — The Company manages highly-customized data and materials, such as filings on behalf of its customers with the SEC related to the Securities Exchange Act of 1934 as amended (the “Exchange Act”), the Securities Act of 1933, as amended (the “Securities Act”), and performs eXtensible Business Reporting Language (“XBRL”) and related services. The Company’s software solutions offerings include the Venue® Virtual Data Room (“Venue”), the Arc Suite software platform, ActiveDisclosure® and data and analytics, among other offerings. The Company also provides digital document creation, online content management and print and distribution solutions to public and private companies, mutual funds and other regulated investment firms to serve their regulatory and compliance needs.

The Company separately reports its net sales and related cost of sales for its software solutions, tech-enabled services and print and distribution offerings. The Company’s software services offerings consist of Venue, ActiveDisclosure, eBrevia, Arc Suite and other offerings. The Company’s tech-enabled services offerings consist of document composition, compliance-related SEC Electronic Data, Gathering, Analysis and Retrieval (“EDGAR”) filing services and transaction solutions. The Company’s print and distribution offerings primarily consist of conventional and digital printed products and related shipping costs. Prior to the sale of the Company’s Language Solutions business on July 22, 2018, the Company helped companies adapt their business content into different languages for specific countries, markets and regions. Refer to Note 2, Revenue, for a discussion of the Company’s revenue recognition.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Receivables — Receivables are stated net of expected losses and primarily include trade receivables as well as miscellaneous receivables from suppliers. On January 1, 2020, the Company adopted an Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), see “—Recently Adopted Accounting Pronouncements” section below for additional information. The Company’s credit loss reserves primarily relate to trade receivables, unbilled receivables and contract assets. The Company established the provision at differing rates, which are region or country-specific, and are based upon the age of the trade receivable, the Company’s historical collection experience in each region or country and lines of business, where appropriate. Provisions for unbilled receivables and contract assets are established based on rates which management believes to be appropriate considering its historical experience. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. No single customer comprised more than 10% of net sales in 2020, 2019 or 2018.

Inventories — Inventories include material, labor and factory overhead and are stated at the lower of cost or market, net of excess and obsolescence reserves for raw materials. Provisions for excess and obsolete inventories are made at differing rates, utilizing historical data and current economic trends, based upon the age and type of the inventory. Specific excess and obsolescence provisions are also made when a review of specific balances indicates that the inventories will not be utilized in production or sold. Inventory is valued using the First-In, First-Out (“FIFO”) method.

The components of the Company’s inventories stated at the lower of cost or market, net of excess and obsolescence reserves for raw materials, at December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Raw materials and manufacturing supplies	$2.5	$3.9
Work in process	2.4	7.2
Total	$4.9	$11.1

Prepaid Expenses — Prepaid expenses as of December 31, 2020 and 2019 were $7.2 million and $9.6 million, respectively.

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

Property, plant and equipment and Sale of Real Estate — Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from 5 to 40 years for buildings, the lesser of 7 years or the lease term for leasehold improvements and from 3 to 13 years for machinery and equipment. Maintenance and repair costs are charged to expense as incurred. Major overhauls that extend the useful lives of existing assets are capitalized. When property, plant or equipment is retired or disposed, the costs and accumulated depreciation are eliminated and the resulting profit or loss is recognized in the results of operations.

The components of the Company’s property, plant and equipment at December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Land	$0.3	$0.3
Buildings	24.1	26.8
Machinery and equipment	98.4	111.9
	122.8	139.0
Less: Accumulated depreciation	(110.8)	(121.5)
Total	$12.0	$17.5

During the years ended December 31, 2020, 2019 and 2018, depreciation expense was $8.1 million, $7.7 million and $7.5 million, respectively.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

On September 27, 2019, the Company entered into a sale-leaseback agreement in which it sold a building and land at fair market value for proceeds of $30.6 million, and entered into an operating lease of the property through September 2029 with the option to terminate after three years. The Company recorded a net gain of $19.2 million on the sale of the property for the year ended December 31, 2019, which is reflected in other operating income, net in the Consolidated Statements of Operations and is included within the IC-CCM segment.

Assets Held for Sale —As of December 31, 2020 and 2019, the Company had one real estate property, primarily consisting of land and an office building, held for sale with a carrying value of $5.5 million and $5.6 million, respectively.

Software — The Company incurs costs to develop software applications for internal-use. These costs include both direct costs from third-party vendors and eligible salaries and payroll-related costs of employees. The Company capitalizes costs associated with internal-use software when management with the relevant authority authorizes and commits to the funding of the software project and it is probable that the project will be completed and the software will be used to perform the functions intended. Costs associated with upgrades and enhancements are capitalized only if such modifications result in additional functionality of the software, whereas costs incurred for preliminary project stage activities, training, project management and maintenance are expensed as incurred.

Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software, excluding amortization expense related to other intangible assets, was $30.4 million, $27.6 million and $24.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Investments —The carrying value of the Company’s investments in equity securities was $13.4 million and $25.2 million as of December 31, 2020 and December 31, 2019, respectively. The Company measures its equity investments that do not have a readily determinable fair value, at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. In 2019, the Company acquired a 6.3% interest in a private company for $2.3 million.

The following table summarizes realized and unrealized gains on equity securities recorded in investment and other income, net in the Consolidated Statements of Operations for the year ended December 31, 2019:

Year Ended December 31,
2019
Net gain on equity securities	$13.6
Less: net gain recognized on equity securities sold	(6.8)
Unrealized net gain recognized on equity securities still held at the reporting date	$6.8

In 2019, the Company sold 50% of its holdings of an investment and received proceeds of $12.8 million. The Company remeasured its remaining investment in the security and recorded an unrecognized gain of $6.8 million. In the second quarter of 2020, the Company sold the remaining 50% of its investment and received proceeds of $12.8 million, which approximated the carrying value of the investment.

The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes. In the fourth quarter of 2019, the Company recorded a non-cash impairment charge of $2.0 million to impair the entire balance of one of its investments in equity securities, which is included in restructuring, impairment and other charges, net, in the Consolidated Statements of Operations.

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

For the year ended December 31, 2020, each of the reporting units was reviewed for impairment using a quantitative assessment. The Company compared each reporting unit’s fair value, estimated based on comparable company market valuations and expected future discounted cash flows to be generated by the reporting unit, to its carrying amount. If the carrying amount exceeds the reporting unit’s fair value, the Company recognizes an impairment loss for the amount by which the carrying amount exceeds the fair value. The results of the quantitative assessment of goodwill impairment as of October 31, 2020, resulted in a $40.6 million impairment of goodwill for the IC-CCM reporting unit. No other reporting units were impaired. See Note 6, Restructuring, Impairment and Other Charges, for further discussion of the impairment.

Other long-lived intangible assets are recognized separately from goodwill and are amortized on a straight-line basis over their estimated useful lives. See Note 4, Goodwill and Other Intangible Assets, for further discussion of other intangible assets and the related amortization expense.

Share-Based Compensation — The Company recognizes share-based compensation expense based on estimated fair values for all share-based awards made to employees and directors, including non-qualified stock options (“stock options”), restricted stock units (“RSUs”), performance-based restricted stock (“PBRS”) and performance share units (“PSUs”). Share-based compensation expense is recognized on straight-line or graded basis, depending on the type of an award. Certain of the Company’s awards vest on an annual basis whereas others cliff vest. See Note 12, Share-based Compensation, for further discussion.

Pension and Other Post-Retirement Benefit Plans — DFIN engages outside actuaries to assist in the determination of the obligations and costs under these plans, which were frozen to new participants effective December 31, 2011. The annual income and expense amounts relating to the pension plan and other postretirement benefit plans are based on calculations which include various actuarial assumptions including mortality expectations, discount rates and expected long-term rates of return. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effects of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into operating earnings over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. Refer to Note 7, Retirement Plans, for further discussion.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The Company is regularly audited by foreign and domestic tax authorities. These audits occasionally result in proposed assessments where the ultimate resolution might result in the Company owing additional taxes, including in some cases, penalties and interest. The Company recognizes a tax position in its financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s consolidated financial statements. The Company adjusts such reserves upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon effective settlement or upon the expiration of the statute of limitations, in the period in which such event occurs. See Note 9, Income Taxes, for further discussion.

Commitments and Contingencies — The Company is subject to lawsuits, investigations and other claims and can be involved in various legal, regulatory and arbitration proceedings concerning matters arising in the ordinary course of business, including those noted in Note 8, Commitments and Contingencies. The Company routinely reviews the status of each significant matter and assesses potential financial exposure. A liability is recorded when it is probable that a loss has been incurred and the amount can be reasonably estimated. When there is a range of possible losses with equal likelihood, a liability is recorded based on the low end of such range. Because of uncertainties related to these and other matters, accruals are based on the best information available at the time. The amount of such reserves may change in the future due to new developments or changes in approach, such as a change in settlement strategy. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from the amounts accrued in the Company’s Consolidated Financial Statements.

Restructuring — The Company records restructuring charges associated with management-approved restructuring plans, which could include the elimination of job functions, closure or relocation of facilities, reorganization of operations, changes in management structure, workforce reductions or other actions. Restructuring charges may include ongoing and enhanced termination benefits related to employee separations, contract termination costs, impairment of certain assets and other related costs associated with exit or disposal activities. Severance benefits are provided to employees primarily under the Company’s ongoing benefit arrangements. These severance costs are accrued once management commits to a plan of termination and it becomes probable that employees will be separated and entitled to benefits at amounts that can be reasonably estimated. In some instances, the Company enhances its ongoing termination benefits with one-time termination benefits and employee severance costs to be incurred in relation to these restructuring activities are recognized when employees are notified of their enhanced termination benefits. See Note 6, Restructuring, Impairment and Other Charges, for further discussion.

Accrued Liabilities — The components of the Company’s accrued liabilities at December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Employee-related liabilities	$98.4	$56.9
Customer-related liabilities	23.4	16.7
Short-term lease liabilities	19.8	22.6
Income taxes payable	11.8	2.7
Restructuring liabilities	8.7	2.0
Accrued interest payable	4.7	5.7
Other	17.5	14.4
Total accrued liabilities	$184.3	$121.0

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, which replaced the incurred loss model with a current expected credit loss (“CECL”) model and required consideration of a broader range of reasonable and supportable information to explain credit loss estimates. This standard applies to financial assets, measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases and trade account receivables. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption.

On January 1, 2020, the Company adopted the standard and recorded a $0.5 million cumulative-effect adjustment to retained earnings.

Transactions affecting the current expected credit loss reserve during the year ended December 31, 2020 and the allowance for doubtful accounts for the years ended December 31, 2019 and 2018 were as follows:

	2020	2019	2018
Balance, beginning of year	$7.7	$7.9	$7.3
Adoption of ASU 2016-13	0.5	—	—
Provisions charged to expense and reclassification	4.3	3.2	4.9
Write-offs and other	(2.0)	(3.4)	(4.3)
Balance, end of year (a)	$10.5	$7.7	$7.9

(a)

As of December 31, 2020, the CECL reserve balance is comprised of a $10.1 million provision for accounts receivable and a $0.4 million provision for unbilled receivables and contract assets, all of which are included in receivables, net on the Consolidated Balance Sheets. As of December 31, 2019 and 2018, prior to the adoption of ASU 2016-13, the reserve balance was comprised of a $7.7 million and $7.9 million allowance for doubtful accounts, respectively.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40).” The standard requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and to expense the capitalized implementation costs over the term of the hosting arrangement. The standard is effective for fiscal years beginning after December 15, 2019, and the interim periods within those fiscal years. The Company adopted the standard prospectively on January 1, 2020. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional guidance for a limited period of time to use optional expedients and exceptions for applying U.S. GAAP to contracts and other transactions affected by reference rate reform, if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts and other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. Generally, the expedients and exceptions provided by ASU 2020-04 would only be allowed for contract modifications made prior to December 31, 2022. The Company adopted the standard prospectively in the second quarter of 2020. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-09, “Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762,” which amends and updates the FASB Codification to reflect SEC Release No. 33-10762 “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities” issued on March 2, 2020. The new SEC and FASB guidance is effective January 4, 2021 with earlier adoption permitted. The Company early adopted this new guidance in the first quarter of 2020. Accordingly, summarized financial information for the issuer and guarantors of the Company’s registered debt securities as well as the required disclosures have been moved from the Notes to Consolidated Financial Statements to Item 7. Management’s Discussion and Analysis of Results of Operations—Debt.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which modifies ASC 740, Income Taxes, to simplify the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2. Revenue

Revenue Recognition

As further described in Note 1, Overview, Basis of Presentation and Significant Accounting Policies, the Company manages highly-customized data and materials to enable filings with the SEC on behalf of its customers as well as manages virtual data rooms and performs XBRL and other services. Clients are provided with EDGAR filing services, XBRL compliance services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among other services. The Company’s software solutions include Venue, the Arc Suite software platform, ActiveDisclosure and data and analytics, among other offerings. The Company also provides digital document creation, online content management and print and distribution solutions to public and private companies, mutual funds and other regulated investment firms to serve their regulatory and compliance needs.

Substantially all of the Company’s revenue is derived from contracts with an initial expected duration of one year or less. Generally, customer payment is due within ten days upon invoicing.

Revenue is recognized upon transfer of control of promised services or products to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services or products. The Company’s services include software solutions and tech-enabled services whereas the Company’s products are comprised of print and distribution offerings. The Company’s arrangements with customers often include promises to transfer multiple services or products to a customer. Determining whether services and products are considered distinct performance obligations that should be accounted for separately requires significant judgment. Certain customer arrangements have multiple performance obligations as certain promises are both capable of being distinct and are distinct within the context of the contract. Other customer arrangements have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts, and therefore are not distinct.

Revenue for the Company’s tech-enabled services, software solutions and print and distribution offerings is recognized either over time or at a point in time, as outlined below.

Over time

The Company recognizes revenue for certain services over time.

•

The Company’s software solutions, including Venue, the Arc Suite software platform, ActiveDisclosure, data and analytics and others, are generally provided on a subscription basis and allow customers access to use the products over the contract period. As a result, software solutions revenue is predominantly recognized over time as the customer receives the benefit throughout the contract period. The timing of invoicing varies, however, the customer may be invoiced before the end of the contract period, resulting in a deferred revenue balance.

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

•

Certain arrangements include multiple performance obligations and revenue is recognized upon completion of each performance obligation, such as when a document is filed with a regulatory agency and upon completion of printing the related document. For arrangements with multiple performance obligations, the transaction price is allocated to the separate performance obligations. The Company provides customer specific solutions and as such, observable standalone selling price is rarely available. Standalone selling price is determined using an estimate of the standalone selling price of each distinct service or product, taking into consideration historical selling price by customer for each distinct service or product, if available. These estimates may vary from the final amounts invoiced to the customer and are adjusted upon completion of all performance obligations. Customers may be invoiced subsequent to the recognition of revenue for completed performance obligations, resulting in contract asset balances.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Disaggregation of Revenue

The following table disaggregates revenue between tech-enabled services, software solutions and print and distribution by reportable segment for the years ended December 31, 2020, 2019 and 2018:

	2020				2019				2018
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$133.2	$—	$133.2	$—	$126.7	$—	$126.7	$—	$119.4	$—	$119.4
Capital Markets - Compliance and Communications Management	314.4	—	109.6	424.0	269.0	—	120.7	389.7	289.0	—	151.2	440.2
Investment Companies - Software Solutions	—	67.0	—	67.0	—	62.6	—	62.6	—	58.9	—	58.9
Investment Companies - Compliance and Communications Management	94.8	—	175.5	270.3	95.7	—	200.0	295.7	108.9	—	193.8	302.7
Language Solutions (a)	—	—	—	—	—	—	—	—	41.8	—	—	41.8
Total net sales	$409.2	$200.2	$285.1	$894.5	$364.7	$189.3	$320.7	$874.7	$439.7	$178.3	$345.0	$963.0

(a)	Total net sales for the year ended December 31, 2018 include the net sales of the Language Solutions business that was sold on July 22, 2018.

Unbilled Receivables and Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in unbilled receivables, contract assets or contract liabilities. Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists and therefore invoicing has not yet occurred. The Company estimates contract assets based on historical selling price of the completed performance obligation. Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price by service or product and management’s assessment of realizable selling price. Unbilled receivables were $39.1 million and $33.5 million at December 31, 2020 and 2019, respectively. Contract assets were $18.5 million and $8.9 million at December 31, 2020 and 2019, respectively. Generally, the contract assets balance is impacted by the recognition of additional contract assets, offset by amounts invoiced to customers. For the year ended December 31, 2020, final amounts invoiced to customers exceeded estimates of standalone selling price as of December 31, 2019 for the related arrangements by approximately $0.2 million. Unbilled receivables and contract assets are included in accounts receivable on the Consolidated Balance Sheets.

Contract liabilities consist of deferred revenue and progress billings which are included in accrued liabilities on the Consolidated Balance Sheets. Changes in contract liabilities were as follows:

Balance at January 1, 2020	$13.1
Deferral of revenue	56.0
Revenue recognized	(47.4)
Balance at December 31, 2020	$21.7

Balance at January 1, 2019	$12.0
Deferral of revenue	51.2
Revenue recognized	(50.1)
Balance at December 31, 2019	$13.1

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 3. Acquisitions and Dispositions

Acquisition

On December 18, 2018, the Company acquired eBrevia, Inc. (“eBrevia”), a leading provider of artificial intelligence-based data extraction and contract analytics software solutions. The eBrevia technology provides leading enterprise contract review and analysis solutions, leveraging machine learning to produce faster and more accurate results. eBrevia's software, which extracts and summarizes key legal provisions and other information, can be used in due diligence, contract management, lease abstraction and document drafting. The acquisition enhances the Company’s Venue offerings to provide clients with secure data aggregation, due diligence, compliance and risk management solutions. The Company previously held a 12.8% investment in eBrevia prior to the acquisition. The purchase price for the remaining equity of eBrevia, which includes the Company’s estimate of contingent consideration, was $23.3 million, net of cash acquired of $0.2 million. The fair value of the Company’s previously held investment was $3.3 million, resulting in the recognition of a $1.8 million gain, which is reflected in investment and other income, net in the Consolidated Statements of Operations for the year ended December 31, 2018. The fair value of the previously held investment was determined based on the purchase price paid for the remaining equity less an estimated control premium. During the year ended December 31, 2019, the Company paid $4.5 million related to the acquisition of eBrevia. An additional $1.9 million of the purchase price, which was held in the event of potential claims, was paid during the year ended December 31, 2020. The eBrevia acquisition was recorded by allocating the cost of the acquisition to the assets acquired, including other intangible assets, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill. There is no tax deductible goodwill related to the eBrevia acquisition. The operations of eBrevia are included within the CM-SS operating segment.

For the years ended December 31, 2019 and 2018, the Company recorded $0.1 million and $0.8 million, respectively, of acquisition-related expenses associated with completed or contemplated acquisitions within SG&A in the Consolidated Statements of Operations.

Disposition

On July 22, 2018, the Company sold its Language Solutions business, which helped companies adapt their business content into different languages for specific countries, markets and regions, for net proceeds of $77.5 million in cash, all of which was received as of December 31, 2018, resulting in a gain of $53.8 million, which was recognized in other operating income in the Consolidated Statement of Operations for the year ended December 31, 2018. During the year ended December 31, 2019, the Company recognized a $4.0 million loss related to the disposition of the Language Solutions business which is reflected in other operating income, net in the Consolidated Statement of Operations.

Note 4. Goodwill and Other Intangible Assets

As discussed in Note 1. Overview, Basis of Presentation and Significant Accounting Policies, during the first quarter of 2020, management realigned the Company’s operating segments. DFIN’s four operating segments are the same as its reporting units: CM-SS; CM-CCM; IC-SS; IC-CCM (the “Current Structure”). The Company previously had three reporting units: Capital Markets, Investment Markets and International (the “Previous Structure”), that each had goodwill.

As a result of the new segmentation, a goodwill impairment analysis was completed for the Previous Structure during the first quarter of 2020 before the reallocation of goodwill to the Current Structure. Each of the reporting units under the Previous Structure was reviewed for impairment using a quantitative assessment, where the estimated fair value of each reporting unit was compared to its carrying amount, including goodwill. The Company did not recognize any goodwill impairment as the estimated fair values of all reporting units exceeded their respective carrying amounts. In addition to the impairment analysis under the Previous Structure, a goodwill impairment analysis was completed under the Current Structure during the first quarter of 2020 and no goodwill impairment was recognized as the estimated fair values of all reporting units exceeded their respective carrying amounts. Goodwill was reassigned to the Current Structure using a relative fair value approach.

In the fourth quarter of 2020, the Company completed its annual goodwill impairment analysis and recorded a non-cash impairment charge of $40.6 million to reflect a full impairment of goodwill within the IC-CCM reporting unit; refer to Note 6, Restructuring, Impairment and Other Charges, for further discussion.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The balances of goodwill by segment are presented below:

	Net book value at March 31, 2020	Accumulated impairment charges	Foreign exchange and other adjustments	Net book value at December 31, 2020
Capital Markets - Software Solutions	$103.6	$—	$0.1	$103.7
Capital Markets - Compliance and Communications Management	252.5	—	0.5	253.0
Investment Companies - Software Solutions	53.0	—	0.2	53.2
Investment Companies - Compliance and Communications Management	40.6	(40.6)	—	—
Total	$449.7	$(40.6)	$0.8	$409.9

The components of other intangible assets at December 31, 2020 and 2019 were as follows:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount (a)	Accumulated Amortization (a)	Net Book Value	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Book Value
Customer relationships (useful life of 15 years)	$10.4	$(1.4)	$9.0	$149.8	$(1.0)	$(127.7)	$21.1
Trade names (useful life of 5 years)	1.0	(0.4)	0.6	3.9	—	(3.1)	0.8
Software license (useful life of 3 years)	0.3	(0.1)	0.2	—	—	—	—
Total other intangible assets	$11.7	$(1.9)	$9.8	$153.7	$(1.0)	$(130.8)	$21.9

___________

(a)	The Company retired other intangible assets that became fully amortized as of December 31, 2020.

Impairment of Other Intangible Assets—For the year ended December 31, 2019, the Company recognized impairment charges of $1.0 million related to customer relationship intangible assets in the Company’s CM-CCM and IC-SS reporting units.

Other Intangible Assets—Amortization expense for other intangible assets was $12.4 million, $14.3 million and $13.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. The weighted-average remaining useful life for the unamortized intangible assets as of December 31, 2020 is approximately twelve years.

The following table outlines the estimated annual amortization expense related to other intangible assets:

For the year ending December 31,	Amount
2021	$1.0
2022	1.0
2023	0.9
2024	0.7
2025	0.7
2026 and thereafter	5.5
Total	$9.8

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 5. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”) and all related amendments, using the optional transition method applied to leases at the adoption date. The Company elected the optional package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company also elected the practical expedient to not separate lease components from non-lease components for real estate leases. Fiscal year 2018 was not restated and continues to be reported under the accounting standards in effect for the period.

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract.

The Company has operating leases for certain service centers, office space, warehouses and equipment. Depending on the lease type, the original lease terms generally range from one year to 35 years. The remaining terms of the Company’s leases range from less than a year to nine years. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. Lease expense is recognized on a straight-line basis over the expected lease term. The Company’s incremental borrowing rate is used in determining the present value of future payments at the commencement date of the lease, or for the adoption of ASU 2016-02, at January 1, 2019. Balances related to operating leases are included in ROU assets, accrued liabilities and noncurrent lease liabilities on the Consolidated Balance Sheets.

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

The Company has non-cancelable sublease rental arrangements which did not reduce the future maturities of the operating lease liabilities at December 31, 2020 and December 31, 2019. The Company’s future rental commitments for leases with subleases were approximately $20.6 million and $24.7 million for the years ended December 31, 2020 and 2019, respectively. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

The components of net lease expense for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
Operating lease expense	$26.6	$26.2
Sublease income	(4.5)	(5.1)
Net lease expense	$22.1	$21.1

The Company’s lease liabilities are presented within the Company’s Consolidated Balance Sheets as follows:

	December 31,
	2020	2019
Accrued liabilities	$19.7	$22.6
Noncurrent lease liabilities	51.0	57.9
Total	$70.7	$80.5

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Other information related to operating leases as of and for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
Lease Liabilities	2020	2019
Cash paid related to lease liabilities	$25.5	$27.9
Non-cash disclosure
Increase in lease liability due to new ROU assets	$6.0	$9.9
Increase (decrease) in lease liabilities due to lease modifications and remeasurements	6.0	(7.9)

	December 31,
Lease Term and Discount Rate	2020	2019
Weighted-average remaining lease term	4.6 years	4.4 years
Weighted-average discount rate	4.1%	4.6%

As of December 31, 2020, future maturities of operating leases were as follows:

Amount
2021	$22.2
2022	17.6
2023	13.3
2024	10.9
2025	7.8
2026 and thereafter	5.6
Total lease payments	77.4
Less: Interest	(6.7)
Present value of lease liabilities	$70.7

As further disclosed in Note 6, Restructuring, Impairment and Other Charges, during the year ended December 31, 2020, the Company recorded impairment charges of $18.2 million on operating lease ROU assets in certain locations. The Company also recorded charges of $2.2 million for acceleration of rent expense associated with abandoned leases. Acceleration of rent expense charges were recorded in either cost of sales or SG&A in the Company’s Consolidated Statement of Operations, depending on the nature of the property.
Note 6. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges recognized in Results of Operations

For the year ended December 31, 2020, the Company recorded the following net restructuring, impairment and other charges by segment:

Year Ended December 31, 2020	Employee Terminations	Impairment Charges	Other Charges	Total
Capital Markets - Software Solutions	$1.0	$—	$—	$1.0
Capital Markets - Compliance and Communications Management	5.8	16.1	0.3	22.2
Investment Companies - Software Solutions	0.4	2.6	—	3.0
Investment Companies - Compliance and Communications Management	5.6	40.6	—	46.2
Corporate	2.8	1.3	2.7	6.8
Total	$15.6	$60.6	$3.0	$79.2

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the year ended December 31, 2020, the Company recorded net restructuring charges of $15.6 million for employee termination costs for approximately 470 employees, substantially all of whom were terminated as of December 31, 2020. The restructuring actions were the result of the upcoming implementation of SEC Rule 30e-3 and amendments to SEC Rule 498A, both of which will significantly reduce print volumes beginning January 1, 2021, and the reorganization of certain capital markets operations and selling and administration functions.

As a result of the Company’s annual goodwill impairment test in the fourth quarter, the Company recorded a $40.6 million non-cash charge to recognize the impairment of goodwill in the IC-CCM reporting unit. The goodwill impairment charge resulted from a reduction in the estimated fair value of the IC-CCM reporting unit due to lower expectations for future sales and profitability, primarily driven by an increase in the estimated shift of future revenues from IC-CCM to software solutions. The goodwill impairment charge was determined using Level 3 inputs, including a discounted cash flow analysis, comparable marketplace fair value data and management’s assumptions.

In addition, the Company abandoned certain operating leases during the year ended December 31, 2020 with the intent to sublease. As the fair value of the ROU assets was less than the carrying value, the Company recognized impairments of ROU assets of $18.2 million during the year ended December 31, 2020, reducing the carrying value of the ROU assets to an estimated combined fair value of $0.3 million subsequent to the impairments. The fair value of these assets was estimated utilizing inputs from market comparables in order to estimate future cash flows expected from sublease income over the remaining lease terms. Future changes in the estimated amount or timing of sublease arrangements could result in further impairment charges. For the year ended December 31, 2020, the Company recorded $1.8 million of net impairment charges related to certain software assets.

For the year ended December 31, 2020, the Company also incurred $3.0 million of other charges, primarily related to the realignment of the Company’s operating segments, as further described in Note 15, Segment Information.

For the year ended December 31, 2019, the Company recorded the following net restructuring, impairment and other charges by segment:

Year Ended December 31, 2019	Employee Terminations	Impairment Charges	Other Charges	Total
Capital Markets - Software Solutions	$1.4	$—	$—	$1.4
Capital Markets - Compliance and Communications Management (a)	5.0	0.8	0.2	6.0
Investment Companies - Software Solutions (a)	0.4	0.2	—	0.6
Investment Companies - Compliance and Communications Management	1.5	—	—	1.5
Corporate (b)	0.8	2.4	0.9	4.1
Total	$9.1	$3.4	$1.1	$13.6

(a)	See Note 4, Goodwill and Other Intangible Assets, for further discussion regarding other intangible assets impairment charges.
(b)	See Note 1, Overview, Basis of Presentation and Significant Accounting Policies, for further discussion regarding the impairment charges related to an equity investment.

For the year ended December 31, 2019, the Company recorded net restructuring charges of $9.1 million for employee termination costs for approximately 270 employees, substantially all of whom were terminated as of December 31, 2019. These charges primarily related to the reorganization of certain operations and certain administrative functions. During the year ended December 31, 2019, the Company also incurred $3.4 million of impairment charges, primarily related to an impairment of an equity investment, and $1.1 million of other charges. Upon adoption of ASU 2016-02, the restructuring liabilities related to lease terminations as of January 1, 2019 of $1.1 million were recorded as a reduction to the related ROU assets recorded on January 1, 2019.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the year ended December 31, 2018, the Company recorded the following net restructuring, impairment and other charges by segment:

Year Ended December 31, 2018	Employee Terminations	Other Restructuring Charges	Other Charges	Total
Capital Markets - Software Solutions	$0.3	$0.2	$—	$0.5
Capital Markets - Compliance and Communications Management	2.4	0.6	0.2	3.2
Investment Companies - Software Solutions	0.1	—	—	0.1
Investment Companies - Compliance and Communications Management	0.5	—	—	0.5
Language Solutions (a)	(0.2)	—	—	(0.2)
Corporate	0.3	—	—	0.3
Total	$3.4	$0.8	$0.2	$4.4

(a)	The Language Solutions business was sold on July 22, 2018, see to Note 3, Acquisitions and Dispositions.

For the year ended December 31, 2018, the Company recorded net restructuring charges of $3.4 million for employee termination costs for approximately 90 employees, all of whom were terminated as of December 31, 2018. These charges primarily related to the reorganization of certain operations and certain administrative functions. During the year ended December 31, 2018, the Company also incurred $0.8 million of net lease termination and other restructuring costs and $0.2 million for other charges.

Restructuring Reserve – Employee Terminations

The Company’s employee terminations liability is included in accrued liabilities in the Company’s Consolidated Balance Sheets. The other restructuring reserves as of December 31, 2020 and 2019 were not material.

Changes in the accrual for employee terminations during the year ended December 31, 2020, were as follows:

	December 31, 2019	Restructuring Charges	Reversals	Cash Paid	December 31, 2020
Employee terminations	$1.9	$15.7	$(0.1)	$(9.0)	$8.5

The Company anticipates that the majority of the payments associated with the employee terminations reflected in the above table will be completed by June 30, 2021.

Changes in the accrual for employee terminations during the year ended December 31, 2019, were as follows:

	December 31, 2018	Restructuring Charges	Reversals	Cash Paid	December 31, 2019
Employee terminations	$0.4	$9.2	$(0.1)	$(7.6)	$1.9

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 7. Retirement Plans

Subsequent to the Separation, certain pension plan liabilities and assets were transferred from RRD to the Company upon the legal split of those plans.

The Company’s primary defined benefit plan was frozen effective December 31, 2011. No new employees are permitted to enter the Company’s frozen plan and participants will earn no additional benefits. Benefits are generally based upon years of service and compensation. These defined benefit retirement income plans are funded in conformity with the applicable government regulations. The Company funds at least the minimum amount required for all funded plans using actuarial cost methods and assumptions acceptable under government regulations.

In 2019, the Company communicated to certain former employees the option to receive a lump-sum pension payment. Payments to certain participants who elected to receive a lump-sum pension payment were funded from existing pension plan assets and constituted a complete settlement of pension liabilities with respect to these participants. As a result, plan assets and plan liabilities were remeasured, resulting in a net actuarial loss of $6.4 million recorded within accumulated other comprehensive loss, and a $3.9 million non-cash pension settlement charge recorded within net investment and other income, net during the year ended December 31, 2019.

The annual income and expense amounts relating to the pension plan are based on calculations, which include various actuarial assumptions including, mortality expectations, discount rates and expected long-term rates of return. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs, such as a settlement) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the Consolidated Balance Sheets, but are amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive loss. Total pension (income) expense was $(2.0) million, $1.8 million and $(3.2) million in 2020, 2019 and 2018, respectively, which is included within investment and other income, net in the Consolidated Statement of Operations.

During the year ended December 31, 2020, the Company used the Society of Actuaries Pri-2012 base rate mortality table and MP-2020 projection scale in the calculation of the Company’s U.S. pension plan obligations.

The Company made cash contributions of $1.0 million and $0.1 million to its pension and other postretirement benefit plans, respectively, during the year ended December 31, 2020. The Company expects to make cash contributions of approximately $1.4 million and $0.1 million to its pension and other postretirement benefit plans, respectively, in 2021.

The pension plan obligations are calculated using generally accepted actuarial methods and are measured as of December 31. Actuarial gains and losses for frozen plans are amortized using the corridor method over the average remaining expected life of active plan participants.

The components of the estimated net periodic benefit (income) expense for DFIN’s pension plans for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Interest cost	$8.8	$10.9	$10.3
Expected return on assets	(13.9)	(14.8)	(16.0)
Amortization, net	3.1	1.8	2.5
Settlements	—	3.9	—
Net pension (income) expense	$(2.0)	$1.8	$(3.2)

Weighted-average assumption used to calculate net pension (income) cost:
Discount rate	3.2%	3.3%	3.7%
Expected return on plan assets	6.0%	6.3%	6.8%

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Reconciliation of funded status

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Benefit obligation at beginning of year	$311.3	$280.4	$1.6	$1.0
Interest cost	8.7	10.9	0.1	—
Actuarial loss	24.9	43.3	0.1	0.6
Settlements	—	(12.4)	—	—
Foreign currency translation loss	—	—	0.1	0.1
Benefits paid	(19.3)	(10.9)	(0.1)	(0.1)
Benefit obligation at end of year (a)	$325.6	$311.3	$1.8	$1.6

Fair value of plan assets at beginning of year	$252.7	$228.9	$—	$—
Actual return on assets	40.5	46.2	—	—
Settlements	—	(12.4)	—	—
Employer contributions	1.0	0.9	0.1	0.1
Benefits paid	(19.3)	(10.9)	(0.1)	(0.1)
Fair value of plan assets at end of year	$274.9	$252.7	$—	$—
Under funded status at end of year	$(50.7)	$(58.6)	$(1.8)	$(1.6)

___________

(a)	As the Company’s defined benefit plan is frozen and participants do not earn additional service benefits, the projected benefit obligation and accumulated benefit obligation are the same.

For the year ended December 31, 2020, the most significant driver of the increase in benefit obligations was due to actuarial losses experienced by all plans as a result of a decline in bond yields that resulted in decreases to the discount rates, partially offset by an increase in benefits paid during the year ended December 31, 2020.

The accumulated benefit obligation for all defined benefit pension and other postretirement benefit plans was $327.4 million and $312.9 million at December 31, 2020 and 2019, respectively.

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Accrued benefit cost (included in accrued liabilities)	$(1.4)	$(1.3)	$(0.1)	$(0.1)
Pension and other postretirement benefits plan liabilities	(49.3)	(57.3)	(1.7)	(1.5)
Net liabilities recognized in the Consolidated Balance Sheets	$(50.7)	$(58.6)	$(1.8)	$(1.6)

The amounts included in accumulated other comprehensive loss in the Consolidated Balance Sheets, excluding tax effects, that have not been recognized as components of net periodic benefit cost at December 31, 2020 and 2019 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Accumulated other comprehensive loss:
Net actuarial loss	$(91.9)	$(96.7)	$(0.6)	$(0.5)

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The pre-tax amounts recognized in other comprehensive income (loss) in 2020, 2019 and 2018 as components of net periodic costs were as follows:

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Amortization of:
Net actuarial loss	$3.1	$1.8	$2.5	$—	$—	$—
Amounts arising during the period:
Settlements	—	3.9	—	—	—	—
Net actuarial gain/(loss)	1.7	(11.8)	(5.6)	(0.2)	(0.6)	—
Total	$4.8	$(6.1)	$(3.1)	$(0.2)	$(0.6)	$—

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

The weighted average assumptions used to determine the benefit obligation at the measurement date were as follows:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Discount rate	2.6%	3.2%	2.2%	3.0%
Interest crediting rate	1.9%	3.3%	N/A	N/A

Benefit payments are expected to be paid as follows:

	Pension Benefits	Other Postretirement Benefits
2021	$17.4	$0.1
2022	17.5	0.1
2023	17.5	0.1
2024	18.4	0.1
2025	18.5	0.1
2026-2030	88.1	0.5

Plan Assets

The Company’s U.S. pension plans are frozen and the Company has a risk management approach for its U.S. pension plan assets. The overall investment objective of this approach is to reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation. The expected long-term rate of return for plan assets is based upon many factors including asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocation percentage as of December 31, 2020, for the primary U.S. pension plan was approximately 55.0% for return seeking investments and approximately 45.0% for fixed income investments.

The fair values of the Company’s pension plan assets at December 31, 2020 and 2019, by asset category were as follows:

	December 31, 2020
Asset Category	Total	Level 1	Level 2
Cash and cash equivalents	$3.3	$0.6	$2.7
Real estate funds	10.2	—	10.2
Fixed Income	23.8	—	23.8
Assets measured at NAV	237.6	—	—
Total	$274.9	$0.6	$36.7

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	December 31, 2019
Asset Category	Total	Level 1	Level 2
Cash and cash equivalents	$1.4	$0.1	$1.3
Real estate funds	10.1	—	10.1
Assets measured at NAV	241.2	—	—
Total	$252.7	$0.1	$11.4

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of 2020:

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

Fixed Income — Fixed income securities are primarily in a diversified portfolio of long duration governmental instruments. They are primarily valued using a market approach, using matrix pricing and considering a security’s relationship to other securities for which quoted prices in an active market may be available. Inputs used in developing fair value estimates include reported trades, broker quotes, benchmarks, and spreads. As the value of these assets was determined based on observable inputs obtained by third parties, the Company classified these assets as Level 2.

Assets measured at NAV— The Company invests in certain funds that are valued at calculated net asset value per share (“NAV”), but are not quoted on active markets such as certain equity common funds, fixed income funds, hedge funds and corporate bond funds. The Company believes that the NAV is representative of fair value at the reporting date, as there are no significant restrictions on redemption of these investments or other reasons to indicate that the investment would be redeemed at an amount different than the NAV.

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

Employer 401(k) Savings Plan — For the benefit of most of its U.S. employees, the Company maintains a defined contribution retirement savings plan (401(k)) that is intended to be qualified under Section 401(a) of the Internal Revenue Code. Under this plan, employees may contribute a percentage of eligible compensation on both a before-tax and after-tax basis. The Company provided a 401(k) discretionary match to participants in 2020 and 2018, payable to participants' accounts in the first quarter of 2021 and in the first quarter of 2019, respectively. The total expense attributable to the match was $5.3 million and $1.1 million for the years ended December 31, 2020 and 2018, respectively. The Company did not provide a 401(k) discretionary match to participants for the year ended December 31, 2019.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 8. Commitments and Contingencies

As of December 31, 2020, the Company had commitments of approximately $47.5 million for outsourced services, primarily relating to information technology, professional, maintenance and other services, $64.4 million for incentive compensation as well as $2.7 million of miscellaneous other obligations. The Company has contractual commitments of $8.5 million for severance payments related to employee restructuring activities.

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

Multiemployer Pension Plans Obligation

On April 13, 2020, LSC announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code (“LSC Chapter 11 Filing”). In the second quarter of 2020, the Company became aware that, subsequent to the LSC Chapter 11 Filing, LSC failed to make certain required monthly and quarterly withdrawal liability payments to multiemployer pension plans from which RRD had withdrawn prior to the Separation. Responsibility for certain pre-Separation withdrawal liability obligations, resulting in such monthly and quarterly payment obligations (the “LSC MEPP Liabilities”), had been assigned to LSC pursuant to the September 14, 2016 Separation and Distribution Agreement among the Company, RRD and LSC (the “Separation Agreement”), however, the Company and RRD remained jointly and severally liable for the LSC MEPP Liabilities pursuant to laws and regulations governing multiemployer pension plans. The Company believes the total undiscounted LSC MEPP Liabilities for which LSC was responsible at the time of the LSC Chapter 11 Filing were approximately $103 million (or approximately $57 million on a discounted basis, assuming a blended discount rate of approximately 10%) and are payable over approximately a 14-year period (through 2034), with annual payments ranging from $1.6 million to $8.2 million.

On July 24, 2020, the Company and RRD signed an agreement agreeing to submit to mediation and, if required, arbitration to determine the final liability allocation between the Company and RRD with respect to the LSC MEPP Liabilities. DFIN and RRD also agreed to share all required monthly and quarterly withdrawal liability payment obligations that become due during the mediation/arbitration period, with an adjustment and repayment to be made for any such payments according to the final allocation. The Company and RRD were unable to agree upon final liability allocation in mediation and anticipate submitting the matter to arbitration pursuant to the terms of the Separation Agreement.

The Company is required to record a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of June 30, 2020, the Company recorded a contingent liability of $10.2 million for its potential payments in respect of the LSC MEPP Liabilities, representing the Company’s low end of the range of potential outcomes. The Company also recorded an additional accrual of $2.1 million in the second quarter of 2020 for the Company’s estimated share of the obligation until a final allocation is determined. Subsequently, the Company increased its estimated low end of the range of potential outcomes as well as increased the estimated duration of the Company’s shared payments until a final allocation is determined. As of December 31, 2020, the Company has $15.2 million accrued related to the contingent liability as well as the Company’s estimated share of required payments until a final allocation is determined. The Company is not able to reasonably estimate the maximum potential loss due to the uncertainty related to the outcome of the final allocation of the LSC MEPP Liabilities between the Company and RRD. The expense associated with this liability has been recorded in SG&A expense within the Corporate segment in the Company’s Consolidated Statements of Operations for the year ended December 31, 2020.

There can be no assurance that the Company’s actual future liabilities relating to the LSC MEPP Liabilities will not differ materially from the contingency amount recorded in the Company’s Consolidated Financial Statements. The Company’s LSC MEPP Liabilities could also be affected by the financial stability of other employers participating in such plans and decisions by those employers to withdraw from such plans in the future, including the financial stability of RRD.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Non-Income Taxes

The Company does not collect sales, use or similar taxes on all amounts invoiced in all jurisdictions in which the Company has sales based on its understanding that certain transactions are not subject to tax. Sales, use and similar tax laws vary greatly by jurisdiction and may require judgment to determine the applicability to the Company’s transactions. During the year ended December 31, 2020, the Company identified certain jurisdictions where the Company has not historically collected or remitted sales tax on certain services and that the Company believes it is probable that the jurisdiction would assess sales tax. Accordingly, during the year ended December 31, 2020, the Company recorded a $5.2 million charge for certain estimated sales tax exposures. The expense associated with the contingent liability has been recorded in SG&A expense in the Company’s Consolidated Statements of Operations. Although management believes its estimates are reasonable, the resolution of the Company’s tax matters could result in tax liabilities that are higher or lower than what has been estimated by the Company.

Note 9. Income Taxes

Income taxes have been based on the following components of (loss) earnings from operations before income taxes for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
U.S.	$(28.3)	$54.1	$69.3
Foreign	10.8	(2.0)	33.4
(Loss) earnings before income taxes	$(17.5)	$52.1	$102.7

The components of income tax expense (benefit) from operations for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Current:
U.S. Federal	$21.1	$7.7	$6.9
U.S. State and Local	10.0	2.3	5.3
Foreign	3.7	2.0	6.3
Current income tax expense	34.8	12.0	18.5

Non-Current:
U.S. Federal	—	—	0.1
Non-current income tax expense	—	—	0.1

Deferred:
U.S. Federal	(20.9)	2.3	6.8
U.S. State and Local	(6.4)	0.4	2.9
Foreign	0.9	(0.2)	0.8
Deferred income tax (benefit) expense	(26.4)	2.5	10.5

Total income tax expense	$8.4	$14.5	$29.1

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following table outlines the reconciliation of differences between the U.S. Federal statutory tax rate and the Company’s worldwide effective income tax rate:

	2020	2019	2018
Federal statutory tax rate	21.0%	21.0%	21.0%
Goodwill impairment	(45.3)	—	—
Non-deductible expenses	(17.0)	4.6	1.9
Changes in valuation allowances	(10.5)	6.4	0.5
Foreign-derived intangible income	10.2	(1.9)	—
State and local income taxes, net of U.S. federal income tax benefit	(8.7)	6.8	6.5
Credits and incentives	4.7	(1.6)	(1.3)
Adjustment of uncertain tax positions and interest	(3.1)	0.4	0.2
Foreign tax rate differential	(0.7)	(0.8)	1.1
Provision to return	0.7	(7.2)	—
Tax-exempt income and expense	0.6	(0.1)	(2.9)
Global intangible low-taxed income provision	—	—	2.0
Tax Act revaluation of U.S. net deferred tax assets	—	—	(2.2)
Other	0.1	0.2	1.5
Effective income tax rate	(48.0%)	27.8%	28.3%

The effective income tax rate was (48.0%) for the year ended December 31, 2020 compared to 27.8% for the year ended December 31, 2019. The 2020 effective income tax rate was impacted by the nondeductible goodwill impairment and other nondeductible items, partially offset by favorable adjustments primarily related to foreign-derived intangible income and other income tax credits.

The effective income tax rate was 27.8% for the year ended December 31, 2019 compared to 28.3% for the year ended December 31, 2018. The 2019 effective income tax rate was impacted by favorable return to provision adjustments primarily related to foreign-derived intangible income, state and local income taxes and income tax credits, partially offset by increases in valuation allowances and non-deductible expenses whereas the 2018 effective income tax rate was impacted by the global intangible low-taxed income ("GILTI") provision, non-deductible expenses and also reflects the tax impact of the sale of the Language Solutions business.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Deferred income taxes

The significant deferred tax assets and liabilities at December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Deferred tax assets:
Accrued liabilities	$26.2	$9.1
Lease liabilities (a)	15.4	18.1
Pension and other postretirement benefit plans liabilities	15.0	16.0
Net operating losses and other tax carryforwards	11.6	10.5
Share-based compensation	3.2	2.3
Allowance for doubtful accounts	2.5	1.8
Other	0.7	2.3
Total deferred tax assets	74.6	60.1
Valuation allowances	(7.5)	(5.2)
Total deferred tax assets	$67.1	$54.9

Deferred tax liabilities:
Accelerated depreciation	$(11.3)	$(12.7)
Right-of-use assets (a)	(10.7)	(18.3)
Other intangible assets	(7.8)	(10.0)
Investments	—	(3.0)
Prepaid assets	(0.4)	(0.3)
Other	(2.9)	(1.6)
Total deferred tax liabilities	(33.1)	(45.9)
Net deferred tax assets	$34.0	$9.0

(a)

The presentation of the December 31, 2019 ROU assets and lease liabilities deferred tax assets and liabilities were corrected to present separately the deferred tax liabilities for ROU assets of $18.3 million and deferred tax assets for lease liabilities of $18.1 million, which were previously reported net within the deferred tax liability for Other. This correction had no other impact on the Company’s Consolidated Financial Statements.

The amounts above are included in the Consolidated Balance Sheets as either a net asset or liability on a jurisdiction by jurisdiction basis.

Transactions affecting the valuation allowances on deferred tax assets during the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Balance, beginning of year	$5.2	$2.1	$1.5
Current year expense, net	2.3	3.1	0.7
Foreign exchange and other	—	—	(0.1)
Balance, end of year	$7.5	$5.2	$2.1

As of December 31, 2020, the Company had domestic and foreign net operating loss and other tax carryforward deferred tax assets of approximately $11.6 million ($10.5 million at December 31, 2019), of which $6.3 million expires between 2021 and 2040. Limitations on the utilization of these deferred tax assets may apply. The Company has provided valuation allowances to reduce the carrying value of certain deferred tax assets as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Earnings generated by a foreign subsidiary are presumed to ultimately be transferred to the parent company. Therefore, the establishment of deferred taxes may be required with respect to the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries (also referred to as book-over-tax outside basis differences). A company may overcome this presumption and forgo recording a deferred tax liability in its financial statements if it can assert that management has the intent and ability to indefinitely reinvest the earnings of its foreign subsidiaries. As a result of the transition tax incurred pursuant to the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”), the Company has the ability to repatriate any previously taxed foreign cash associated with the foreign earnings subjected to U.S. tax to the U.S. parent with minimal additional tax consequences. Due to the changes under the Tax Act, the Company updated its assertion in 2018 related to indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S. with the exception of the previously taxed foreign earnings already subject to U.S. tax. The Company began repatriating earnings up to its net earnings previously subject to U.S. tax during 2019. There were no additional repatriations in 2020.

Uncertain tax positions

Changes in the Company’s unrecognized tax benefits at December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Balance, beginning of year	$0.5	$0.3	$0.3
Additions for tax positions of the current year	0.3	0.1	0.2
Additions for tax positions of prior years	0.5	0.1	0.1
Settlements during the year	—	—	(0.1)
Releases	—	—	(0.2)
Balance, end of year	$1.3	$0.5	$0.3

As of December 31, 2020, 2019 and 2018, the Company had unrecognized tax benefits of $1.3 million, $0.5 million and $0.3 million, respectively. Unrecognized tax benefits of $1.3 million as of December 31, 2020, if recognized, would have decreased income taxes and the corresponding effective income tax rate and increased net earnings. This potential impact on net earnings reflects the reduction of these unrecognized tax benefits, net of certain deferred tax assets and the federal tax benefit of state income tax items.

As of December 31, 2020, it is reasonably possible that a portion of the total amount of unrecognized tax benefits is expected to decrease within twelve months due to the resolution of audits or expirations of statutes of limitations related to U.S. federal, state or international tax positions, but the amount is immaterial.

The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense. The total interest expense (benefit), net of tax benefits, related to tax uncertainties recognized in the Consolidated Statements of Operations was de minimis for the years ended December 31, 2020, 2019 and 2018. There were no benefits from the reversal of accrued penalties for the years December 31, 2020, 2019 and 2018. There were no accrued penalties related to income tax uncertainties at December 31, 2020 and 2019.

The Company has tax years from 2012 that remain open and subject to examination by certain U.S. state taxing authorities and/or certain foreign tax jurisdictions. There are no U.S. federal income tax years prior to the period ending December 31, 2017 subject to IRS examination. The Company is currently under IRS audit for the tax year 2017. All U.S. federal income tax years including and subsequent to the period ending December 31, 2018 remain open and subject to IRS examination.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 10. Debt

The Company’s debt as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
8.25% senior notes due October 15, 2024	$233.0	$300.0
Unamortized debt issuance costs	(2.5)	(4.0)
Total long-term debt	$230.5	$296.0

Maturities—At December 31, 2020, the Company’s long-term debt was comprised of the 8.25% senior unsecured notes due October 15, 2024 (“Notes”).

Fair Value—The fair value of the Notes, which was determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s Notes was $247.5 million and $308.4 million at December 31, 2020 and 2019, respectively.

8.25% Senior Notes Due 2024—In the first quarter of 2020, the Company purchased and retired $66.5 million (notional amount) of the Notes at an average price of 95.25 and recognized a pre-tax gain on the extinguishment of debt of $2.3 million, which was net of unamortized debt issuance costs, and is recorded within interest expense, net in the Consolidated Statements of Operations. In the third quarter of 2020, the Company purchased and retired $0.5 million (notional amount) of the Notes at an average price of 98.75.

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

Credit Agreement—On September 30, 2016, in connection with the Separation, the Company entered into a Credit Agreement, as amended (the “Credit Agreement”) by and among the Company, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for a $350.0 million senior secured term loan B facility (the “Term Loan Credit Facility”) and a $300.0 million senior secured revolving credit facility (the “Revolving Facility”, and, together with the Term Loan Credit Facility, the “Credit Facilities”). The Credit Agreement contains a number of covenants, including, but not limited to, a minimum Interest Coverage Ratio and the Consolidated Net Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $20.0 million in the aggregate.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Revolving Credit Facility—On December 18, 2018, the Company entered into a second amendment to the Credit Agreement which extended the maturity date of the Revolving Facility to December 18, 2023, reduced the interest rate margin percentages and facility fees applicable to the Revolving Facility, increased the allowable annual dividends to $20.0 million in the aggregate and modified the financial maintenance and negative covenants in the Credit Agreement. As of December 31, 2020, there were no outstanding borrowings under the Revolving Facility. The weighted-average interest rate on borrowings under the Revolving Facility was 2.6% and 5.0% at December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Company had $3.7 million in outstanding letters of credit and bank guarantees, of which none reduced the availability under the Revolving Facility.

The following table summarizes interest expense, net included in the Consolidated Statements of Operations:

	2020	2019	2018
Interest incurred	$25.6	$34.3	$37.1
(Gain) loss on debt extinguishment and other interest income	(2.7)	4.1	—
Less: capitalized interest	(0.1)	(0.3)	(0.4)
Interest expense, net	$22.8	$38.1	$36.7

Note 11. Earnings per Share

Basic (loss) earnings per share is calculated by dividing net (loss) earnings by the weighted average number of common shares outstanding for the period. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, RSUs, PSUs and restricted stock. Since the Company was in a net loss position for the year ended December 31, 2020, there was no difference between the number of shares used to calculate basic and diluted loss per share.

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the years ended December 31, 2020, 2019 and 2018, were as follows:

	2020	2019	2018
Net (loss) earnings per share:
Basic	$(0.76)	$1.10	$2.18
Diluted	(0.76)	1.10	2.16
Numerator:
Net (loss) earnings	$(25.9)	$37.6	$73.6
Denominator:
Weighted average number of common shares outstanding	33.9	34.1	33.8
Dilutive awards	—	0.2	0.2
Diluted weighted average number of common shares outstanding	33.9	34.3	34.0
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	0.4	0.7	0.3
Stock options	0.8	0.8	0.6
Total	1.2	1.5	0.9

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 12. Share-Based Compensation

The Company’s share-based compensation plan under which it may grant future awards, the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan (as amended, the “2016 PIP”), was approved by the Board of Directors (the “Board”) and the Company’s shareholders on May 18, 2017 and provides incentives to key employees of the Company. Awards under the 2016 PIP may include cash or stock bonuses, stock options, stock appreciation rights, restricted stock, performance share units (“PSUs”), performance cash awards or restricted stock units (“RSUs”). In addition, non-employee members of the Board may receive awards under the 2016 PIP. On May 30, 2019, the Company’s shareholders voted and approved 3.4 million additional shares of common stock for issuance under the 2016 PIP. At December 31, 2020, there were 1.8 million remaining shares of common stock authorized and available for grant under the 2016 PIP.

For all share-based awards granted to employees and directors, including stock options, RSUs, PBRS and PSUs, the Company recognizes compensation expense based on estimated grant date fair values as well as certain assumptions as of the grant date, if applicable. The Company estimates the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. The Company recognizes compensation costs for RSUs expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. The Company recognizes compensation costs for PSUs, which cliff vest, on a straight-line basis over the performance period of the award. Compensation expense for stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years. Compensation expense for PBRS awards granted in 2016, which vest on a graded basis, was recognized utilizing a graded vesting schedule. Compensation expense for PBRS awards granted in 2017, which cliff vest, was recognized on a straight-line basis over the performance period of the award. The Company recognized expense for the PBRS awards of $0.8 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively; no expense was recognized for the year ended December 31, 2020. There were no PBRS awards granted during the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020, there was no unrecognized compensation expense related to PBRS awards.

The stock options, RSUs, and PSUs granted during 2020, 2019 and 2018 are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company. In addition, upon a change in control of the Company, PBRS and PSUs will be measured at 100% attainment of the target performance metrics and will remain subject to time based vesting until the end of the vesting period; provided that the award will vest in full if, within three months prior to or two years after the date of the change in control of the Company, the grantee’s employment is terminated without cause by the Company or for good reason by the grantee.

Total share-based compensation expense was $13.6 million, $8.9 million and $9.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The income tax benefit related to share-based compensation expense was $3.7 million, $1.9 million and $2.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, $12.6 million of total unrecognized compensation expense related to share-based compensation awards is expected to be recognized over a weighted-average period of 1.8 years.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

In 2020, the Company did not grant any stock options. The following table summarizes the annual weighted-average assumptions for the years ended December 31, 2019 and 2018:

	2019	2018
Expected volatility	27.47%	27.75%
Risk-free interest rate	2.58%	2.71%
Expected life (years)	6.25	6.25
Expected dividend yield	0.00%	0.00%

The weighted-average fair value of options granted during the years ended December 31, 2019 and 2018 was $4.67 and $5.83, respectively. There were no options exercised during the years ended December 31, 2020 and 2019. The total intrinsic value of exercised stock options was $1.0 million for the year ended December 31, 2018.

Stock option awards outstanding as of December 31, 2020 and 2019, and changes during the year ended December 31, 2020, were as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares Under	Average	Contractual	Intrinsic
	Option	Exercise	Term	Value
	(thousands)	Price	(years)	(millions)
Outstanding at December 31, 2019	796	$19.83	6.9	$—
Granted	—	—	—	—
Cancelled/forfeited/expired	(81)	28.01	—	—
Outstanding at December 31, 2020	715	18.91	6.3	0.5
Vested and expected to vest at December 31, 2020	700	$18.96	6.3	$0.5
Exercisable at December 31, 2020	404	$20.47	5.4	$0.1

As of December 31, 2020, $0.8 million of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock Units

The fair value of RSUs was determined based on the Company’s stock price on the grant date. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2020, 2019 and 2018 was $8.70, $13.94 and $17.53, respectively.

RSUs outstanding as of December 31, 2020 and 2019, and changes during the year ended December 31, 2020, were as follows:

		Weighted-
	Shares	Average Grant
	(Thousands)	Date Fair Value
Nonvested at December 31, 2019	870	$15.79
Granted	1,081	8.70
Vested	(409)	15.96
Forfeited	(166)	11.70
Nonvested at December 31, 2020	1,376	$10.53

As of December 31, 2020, $8.0 million of unrecognized share-based compensation expense related to RSUs is expected to vest over a weighted-average period of 1.8 years.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Performance Share Units

The fair value of PSUs was determined based on the Company’s stock price on the grant date. The Company accounts for the 2019 PSU grants as equity awards and continues to assess the classification as an equity award on a quarterly basis throughout the life of the award. The weighted-average grant date fair value of PSUs granted during the years ended December 31, 2020, 2019 and 2018 was $8.73, $14.15 and $17.65, respectively.

PSUs outstanding as of December 31, 2020 and 2019, and changes during the year ended December 31, 2020, were as follows:

		Weighted-
	Shares	Average Grant
	(Thousands)	Date Fair Value
Nonvested at December 31, 2019	537	$15.81
Granted	489	8.73
Vested	(25)	20.76
Forfeited	(129)	12.84
Nonvested at December 31, 2020	872	$12.13

During 2020, 489,400 PSUs were granted to certain executive officers and senior management, payable upon the achievement of certain established performance targets. As of December 31, 2020, the total potential payout for the 2020 PSU awards ranged from zero to 742,000 shares. The performance period for the shares awarded in 2019 is January 1, 2019 through December 31, 2021. Distributions under the 2019 awards are payable at the end of the performance period in either common stock or cash at the discretion of the Compensation Committee of the Board. As of December 31, 2020, the total potential payout for 2019 PSU awards ranged from zero to 446,000 shares, based on the achievement of certain performance targets.

Compensation expense for the PSUs granted in 2020, 2019 and 2018 is currently being recognized based on 138%, 115% and 110% attainment of the targeted performance metrics or approximately 402,000, 341,000 and 224,000 shares, net of forfeitures, for each respective period.

As of December 31, 2020, there was $3.8 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted average period of 1.7 years.

Note 13. Capital Stock

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

During 2020, the Company repurchased 1,149,489 shares in open market transactions for $10.3 million at an average price of $8.92 per share. As of December 31, 2020, the remaining authorized amount under the authorization was approximately $14.7 million.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

On February 18, 2021, the Board authorized an increase to its stock repurchase program to bring the total remaining available repurchase authorization for shares on or after February 18, 2021 to $50 million and extended the expiration date of the repurchase program through December 31, 2022, however, it may be suspended or discontinued at any time. The timing and amount of any shares repurchased are determined by the Company based on its evaluation of market conditions and other factors and may be completed from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so.

Note 14. Comprehensive (Loss) Income

The components of other comprehensive income (loss) and income tax expense (benefit) allocated to each component for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020			2019			2018
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$0.7	$0.2	$0.5	$3.0	$—	$3.0	$(5.0)	$—	$(5.0)
Adjustment for net periodic pension plan and other postretirement benefits plan	4.6	1.3	3.3	(6.7)	(1.8)	(4.9)	(3.1)	(0.9)	(2.2)
Other comprehensive income (loss)	$5.3	$1.5	$3.8	$(3.7)	$(1.8)	$(1.9)	$(8.1)	$(0.9)	$(7.2)

The following table summarizes changes in accumulated other comprehensive loss by component for the years ended December 31, 2020, 2019 and 2018:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2017	$(52.9)	$(11.7)	$(64.6)
Other comprehensive loss before reclassifications	(4.0)	(5.0)	(9.0)
Amounts reclassified from accumulated other comprehensive loss	1.8	—	1.8
Amounts reclassified in accordance with ASU 2018-02 (a)	(10.9)	—	(10.9)
Net change in accumulated other comprehensive loss	(13.1)	(5.0)	(18.1)
Balance at December 31, 2018	$(66.0)	$(16.7)	$(82.7)
Other comprehensive income before reclassifications	1.3	3.0	4.3
Amounts reclassified from accumulated other comprehensive loss	(6.2)	—	(6.2)
Net change in accumulated other comprehensive loss	(4.9)	3.0	(1.9)
Balance at December 31, 2019	$(70.9)	$(13.7)	$(84.6)
Other comprehensive income before reclassifications	—	0.5	0.5
Amounts reclassified from accumulated other comprehensive loss	3.3	—	3.3
Net change in accumulated other comprehensive loss	3.3	0.5	3.8
Balance at December 31, 2020	$(67.6)	$(13.2)	$(80.8)

(a)

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Income Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which provided entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Act to retained earnings. The Company early adopted the standard in the fourth quarter of 2018. The impact of the adoption resulted in an increase in accumulated comprehensive loss and an increase in retained earnings of $10.9 million.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Reclassifications from accumulated other comprehensive loss for the years ended December 31, 2020, 2019 and 2018 were as follows:

				Classification in the
				Consolidated
	2020	2019	2018	Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$3.1	$1.8	$2.5	(a)
Reclassifications before tax	3.1	1.8	2.5
Income tax expense	0.9	0.5	0.7
Reclassifications, net of tax	$2.2	$1.3	$1.8

(a)

These accumulated other comprehensive loss components are included in the calculation of net periodic pension and other postretirement benefits plan income recognized in investment and other income, net, in the Consolidated Statements of Operations (see Note 7, Retirement Plans).

Note 15. Segment Information

In the first quarter of 2020, management realigned the Company’s operating segments to reflect changes in the manner in which the chief operating decision maker assesses information for decision-making purposes. All prior year amounts related to segments have been reclassified to conform to the Company’s current reporting structure. There is no impact on the Company’s previously reported consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated balance sheets, consolidated statements of cash flows or consolidated statements of equity as a result of the new segmentation.

The Company currently operates its business through four operating and reportable segments: Capital Markets – Software Solutions, Capital Markets – Compliance and Communications Management, Investment Companies – Software Solutions and Investment Companies – Compliance and Communications Management. Corporate is not an operating segment and consists primarily of unallocated SG&A activities and associated expenses, as further described below. Prior to its sale in 2018, the Language Solutions business, which helped companies adapt their business content into different languages for specific countries, markets and regions, was an operating segment.

Capital Markets

The Company provides software solutions, technology-enabled services and print and distribution solutions to public and private companies for deal solutions and compliance to companies that are, or are preparing to become, subject to the filing and reporting requirements of the Securities Act and the Exchange Act. Capital markets clients leverage the Company’s software offerings, proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the EDGAR system for their transactional and ongoing compliance needs. The Company assists its capital markets clients throughout the course of public and private business transactions, mergers and acquisitions, initial public offerings (“IPOs”), debt offerings and other similar transactions. In addition, the Company provides clients with compliance solutions to prepare their ongoing required Exchange Act filings that are compatible with the SEC’s EDGAR system, most notably Form 10-K, Form 10-Q, Form 8-K and proxy filings. The Company’s operating segments associated with its capital markets services and product offerings are as follows:

Capital Markets – Software Solutions — The Company provides software solutions to public and private companies to help manage public and private transaction processes; extract data and analyze contracts; collaborate; and tag, validate and file SEC documents.

Capital Markets – Compliance & Communications Management — The Company provides technology-enabled services and print and distribution solutions to public and private companies for deal solutions and SEC compliance requirements.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Investment Companies

The Company provides software solutions, technology-enabled services and print, distribution and fulfillment solutions to its investment companies clients that are subject to the filing and reporting requirements of the Investment Act, primarily mutual fund companies, alternative investment companies, insurance companies and third-party fund administrators. The Company’s suite of solutions enables its investment companies clients to comply with applicable ongoing SEC regulations, as well as to create, manage and deliver accurate and timely financial communications to investors and regulators. Investment companies clients leverage the Company’s proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the EDGAR system. The Company’s operating segments associated with its investment companies and products offerings are as follows:

Investment Companies – Software Solutions — The Company provides software solutions that enable clients to store and manage compliance and regulatory information in a self-service, central repository for documents to be easily accessed, assembled, edited, translated, rendered and submitted to regulators.

Investment Companies – Compliance & Communications Management — The Company provides its investment companies clients technology-enabled solutions to prepare and file registration forms, as well as XBRL-formatted filings pursuant to the Investment Act, through the SEC’s EDGAR system. In addition, the Company provides print and distribution solutions for it clients to communicate with their investors.

Language Solutions

On July 22, 2018, the Company sold its Language Solutions business. Prior to its sale, the Language Solutions business supported domestic and international businesses in different countries and in a variety of industries by helping them adapt their business content into different languages for specific countries, markets and regions through a complete suite of language services and products. See Note 3, Acquisitions and Dispositions, for additional information.

Corporate

Corporate consists of unallocated SG&A activities including, in part, executive, legal, finance and certain facility costs. In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefit plan expense (income) as well as share-based compensation expense, are included in Corporate and not allocated to the operating segments.

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported within the consolidated financial statements.

	Total Net Sales	Income (Loss) from Operations	Assets(a)	Depreciation and Amortization	Capital Expenditures
Year Ended December 31, 2020
Capital Markets - Software Solutions	$133.2	$8.5	$167.7	$13.1	$14.8
Capital Markets - Compliance and Communications Management	424.0	120.6	389.6	14.4	3.4
Investment Companies - Software Solutions	67.0	(1.7)	91.8	12.0	9.5
Investment Companies - Compliance and Communications Management	270.3	(43.1)	67.7	10.0	2.1
Total operating segments	894.5	84.3	716.8	49.5	29.8
Corporate	—	(80.7)	148.8	1.4	1.3
Total	$894.5	$3.6	$865.6	$50.9	$31.1

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Total Net Sales	Income (Loss) from Operations	Assets(a)	Depreciation and Amortization	Capital Expenditures
Year Ended December 31, 2019
Capital Markets - Software Solutions	$126.7	$9.6	$164.8	$12.6	$15.2
Capital Markets - Compliance and Communications Management	389.7	86.3	408.7	15.3	6.4
Investment Companies - Software Solutions	62.6	(7.8)	100.4	12.7	15.4
Investment Companies - Compliance and Communications Management	295.7	29.4	121.7	8.9	6.9
Total operating segments	874.7	117.5	795.6	49.5	43.9
Corporate	—	(39.0)	91.3	0.1	0.9
Total	$874.7	$78.5	$886.9	$49.6	$44.8

	Total Net Sales	Income (Loss) from Operations	Assets(a)	Depreciation and Amortization	Capital Expenditures
Year Ended December 31, 2018
Capital Markets - Software Solutions	$119.4	$3.1	$154.8	$12.0	$9.6
Capital Markets - Compliance and Communications Management	440.2	104.7	374.4	15.6	6.2
Investment Companies - Software Solutions	58.9	(5.1)	99.1	9.0	17.7
Investment Companies - Compliance and Communications Management	302.7	14.9	130.5	8.3	2.0
Language Solutions (b)	41.8	50.1	—	0.8	—
Total operating segments	963.0	167.7	758.8	45.7	35.5
Corporate	—	(46.6)	109.9	0.1	1.6
Total	$963.0	$121.1	$868.7	$45.8	$37.1

(a)	Certain assets are recorded within a segment based on predominant usage, however, as they benefit more than one segment, the related operating expenses are allocated between segments.
(b)	The Language Solutions business was sold on July 22, 2018, as noted above.

Corporate assets primarily consisted of the following:

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$73.6	$17.2
Prepaid expenses and other current assets	6.1	11.7
Right-of-use assets	8.3	11.5
Deferred income taxes, net of valuation allowance	34.0	9.0
Other noncurrent assets	23.0	34.2

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 16. Geographic Area Information

The Company’s net sales and long-lived assets by geographic region for the years ended December 31, 2020, 2019 and 2018 were as follows:

	U.S.	Europe	Asia	Canada	Other	Consolidated
2020
Net sales	$778.9	$34.3	$51.1	$28.6	$1.6	$894.5
Long-lived assets (a)	127.5	8.7	8.0	0.5	—	144.7

2019
Net sales	$761.4	$34.5	$46.8	$29.4	$2.6	$874.7
Long-lived assets (a)	178.3	4.2	11.0	1.0	—	194.5

2018
Net sales	$811.8	$59.7	$55.5	$33.4	$2.6	$963.0
Long-lived assets (a)	117.2	3.1	2.4	0.1	—	122.8

(a)	Includes property, plant and equipment, net, software, net, and other noncurrent assets. 2020 and 2019 balances also include right-of-use-assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Donnelley Financial Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Donnelley Financial Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 5 to the consolidated financial statements, effective January 1, 2019, the Company adopted FASB ASC Topic 842, Leases, using the optional transition method.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue - Unbilled Receivables and Contract Asset Balances — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in unbilled receivables or contract assets. Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists and therefore invoicing has not yet occurred. The Company estimates contract assets based on the historical selling of the completed performance obligation of each distinct service or product. Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price by service or product and management’s assessment of realizable selling price. Unbilled revenues can vary significantly from period to period as a result of seasonality, volume and market conditions.

The Company’s unbilled receivable balance and contract asset balance were $39.1 million and $18.5 million, respectively, as of December 31, 2020.

We identified the valuation of unbilled receivables and contract assets as a critical audit matter because of the high volume of transactions, the manual nature of the Company’s process and the judgments necessary for management to estimate the transaction price, standalone selling price, and variable consideration. This required extensive audit effort due to the volume and complexity of these arrangements and required a high degree of auditor judgment when performing audit procedures related to management’s estimates for transactions which have not been invoiced.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimate of the valuation of unbilled receivables and contract assets included the following, among others:

•	We tested the effectiveness of controls over management’s estimate of the valuation of unbilled receivables and contract assets.
•	We evaluated management’s estimation process by performing the following:
o	Compared the actual billed revenue against the amount which was estimated as of December 31, 2020.
o	Investigated trends to assist in evaluating management’s estimation process for unbilled receivables and contract assets (and the related unbilled revenue).
•	We selected a sample of unbilled arrangements for both unbilled receivables and contract assets, and performed the following:
o	Compared the transaction price to the consideration expected to be received based on current rights and obligations under the arrangements.
o	Tested the methodology and mathematical accuracy of management’s calculation of the estimated revenue.
o

Tested the allocation of the transaction price to each distinct performance obligation for the contract asset selections by comparing the relative standalone selling price to selling prices of similar goods or services previously provided to the customer or other customers.

Goodwill — Investment Companies Compliance and Communications Management and Capital Markets Software Solutions Reporting Units – Refer to Note 4 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used both the income and market approaches to estimate the fair value of the Investment Companies Compliance and Communications Management (IC-CCM) and Capital Markets Software Solutions (CM-SS) reporting units. The determination of fair value in the quantitative assessment requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies and an appropriate market multiple, the discount rate; and forecasts of revenue and operating income. The goodwill balance of the IC-CCM reporting unit was $0 as of December 31, 2020, as a non-cash impairment charge of $40.6 million was recorded to reflect a full impairment. The goodwill balance of the CM-SS reporting unit was $103.7 million as of December 31, 2020. The fair value of the CM-SS reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

Given the significant judgments made by management to estimate the fair value of the IC-CCM and CM-SS reporting units, and the difference between its fair value and carrying value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of revenue growth and profit performance, the selection of the discount rate, and the selection of the appropriate peer group companies and an appropriate market multiple require a high degree of auditor judgment and an increased extent of effort, including involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of revenue growth and profitability, the selection of the discount rate, the selection of appropriate peer group companies, and an appropriate market multiple used by management to estimate the fair value of the IC- CCM and CM-SS reporting units included the following, among others:

•

We tested the effectiveness of controls over goodwill, including those over the forecasts of revenue growth and profitability, the selection of the discount rate, and the selection of appropriate peer group companies and an appropriate market multiple.

•	We evaluated management’s ability to accurately forecast revenue growth and profitability by comparing actual results to management’s historical forecasts.
•	We evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecasts to:
o	Historical revenues and operating margins.
o	Internal communications to management and the Board of Directors.
o	Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•

We evaluated the impact of changes in management’s forecasts throughout the current year by evaluating trends and changes on a quarterly basis, considering changes in significant customer contracts, and evaluating the impact of other changes in the economy and business environment that would impact the forecasts through December 31, 2020.

•

With the assistance of our fair value specialists, we evaluated the reasonableness of the forecasts of revenue growth and profit performance, the discount rate, and the selection of the appropriate peer group companies and appropriate market multiple by performing the following:

o	Testing the source information underlying the determination of the discount rate and the market multiples.
o	Testing the mathematical accuracy of the calculation.
o	Developing a range of independent estimates and comparing those to the discount rate and market multiple selected by management.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 25, 2021

We have served as the Company's auditor since 2015.

UNAUDITED INTERIM FINANCIAL INFORMATION

(In millions, except per share data)

Year Ended December 31, 2020

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$220.7	$254.0	$209.5	$210.3	$894.5
Income (loss) from operations	11.9	3.9	15.2	(27.4)	3.6
Net earnings (loss)	4.1	(1.3)	7.1	(35.8)	(25.9)
Net earnings (loss) per share:
Basic	0.12	(0.04)	0.21	(1.07)	(0.76)
Diluted	0.12	(0.04)	0.21	(1.07)	(0.76)
Weighted-average number of common shares outstanding:
Basic	34.2	34.0	34.0	33.5	33.9
Diluted	34.3	34.0	34.2	33.5	33.9

Includes the following significant items:

	Pre-tax					After-tax
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Restructuring, impairment and other charges, net	$3.1	$25.1	$7.0	44.0	$79.2	$2.2	$18.3	$5.2	$42.2	$67.9
Share-based compensation expense	2.3	3.1	4.4	3.8	13.6	2.4	2.4	3.2	3.1	11.1
LSC multiemployer pension plans obligation	—	12.3	5.8	0.9	19.0	—	9.0	4.2	0.7	13.9
Non-income tax expense	—	—	2.7	2.5	5.2	—	—	2.0	1.8	3.8
COVID-19 related sales surcharges and expenses, net	0.8	1.1	(1.0)	(0.4)	0.5	0.6	0.8	(0.8)	(0.4)	0.2
Accelerated rent expense	—	0.6	1.3	0.3	2.2	—	0.4	1.0	0.3	1.7
Gain on debt extinguishment	(2.3)	—	—	—	(2.3)	(1.7)	—	—	—	(1.7)
eBrevia contingent consideration	(0.4)	—	(0.4)	—	(0.8)	(0.4)	—	(0.4)	—	(0.8)

INDEX TO EXHIBITS

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.1

Indenture, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.2

Description of the Donnelley Financial Solutions, Inc. Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated December 31,2019, filed on February 26, 2020)

10.1

Credit Agreement, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.2

Amendment No. 1 to Credit Agreement, dated as of October 2, 2017, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2017, filed on November 2, 2017)

10.3

Amendment No. 2 to Credit Agreement, dated as of December 18, 2018, by and among Donnelley Financial Solutions, Inc., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2018, filed on December 18, 2018)

10.4

2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.5

Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2017, filed on May 23, 2017)*

10.6

Amendment to the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan dated May 20, 2019 (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A (file No. 001-37728) filed April 22, 2019)*

10.7

Amendment to Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan dated June 27, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 10-Q dated June 30, 2019, filed on August 1, 2019)*

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

10.23	Donnelley Financial Solutions Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 2, 2018, filed on March 13, 2018)*

10.24	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated December 31, 2017, filed on February 28, 2018)*

10.25	Form of Performance Share Unit Award Agreement (for 2019) (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2018, filed on May 2, 2019)*

10.26	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.27	Form of Restricted Stock Unit Award (2021) (filed herewith)*

10.28	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.29	Form of Performance Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2020, filed on March 6, 2020)*

10.30	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 2, 2020, filed on March 6, 2020)*

10.31	Form of Performance Restricted Stock Unit Award Agreement (2021) (filed herewith)*

10.32	Form of Director Restricted Stock Unit Award (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

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

10.39

Agreement, dated February 17, 2019, by and among the Company, Simcoe Capital Management, LLC and, solely for purposes of Section 2(g) thereof, Jeffrey Jacobowitz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 17, 2019, filed on February 19, 2019)

10.40

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

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Powers of Attorney (filed herewith)

31.1	Certification by Daniel N. Leib, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by David A. Gardella, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL and contained in Exhibit 101

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February 2021.

DONNELLEY FINANCIAL SOLUTIONS, INC.

By:	/ S / DAVID A. GARDELLA
David A. Gardella Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 25th day of February 2021.

Signature and Title	Signature and Title

/ S / DANIEL N. LEIB	/ S / CHARLES D. DRUCKER *
Daniel N. Leib President and Chief Executive Officer, Director (Principal Executive Officer)	Charles D. Drucker Director

/ S / DAVID A. GARDELLA	/ S / JULIET S. ELLIS *
David A. Gardella Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Juliet S. Ellis Director

/ S / KAMI S. TURNER	/ S / GARY G. GREENFIELD *
Kami S. Turner Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	Gary G. Greenfield Director

/ S / RICHARD L. CRANDALL *	/ S / JEFFREY JACOBOWITZ *
Richard L. Crandall Chairman of the Board, Director	Jeffrey Jacobowitz Director

/ S / LUIS A. AGUILAR *	/ S / LOIS M. MARTIN *
Luis A. Aguilar Director	Lois M. Martin Director

By:	/ S / JENNIFER B. REINERS
Jennifer B. Reiners As Attorney-in-Fact

*	By Jennifer B. Reiners as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.