Form 10-Q
period 2021-03-31
Donnelley Financial Solutions, Inc.
filed 2021-05-05
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(800) 823-5304

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

Yes  ☐    No  ☒

As of April 30, 2021, 33,465,192 shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Donnelley Financial Solutions, Inc. and subsidiaries (“DFIN” or the “Company”) has made forward-looking statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of the Company. Generally, forward-looking statements include information concerning possible or assumed future actions, events, or results of operations of the Company. These statements may include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and variations of such words and similar expressions are intended to identify the Company’s forward-looking statements.

Forward-looking statements are not guarantees of future performance. These forward-looking statements are subject to a number of important factors, including those factors discussed in detail in “Item 1A: Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021 (the “Annual Report”), in addition to those discussed elsewhere in this Quarterly Report, that could cause the Company’s actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

•

the adverse impacts of the pandemic resulting from a novel strain of coronavirus, currently known as COVID-19 (“COVID-19”), and other global public health epidemics on the Company’s business and operations, including demand for DFIN services and products, and the Company’s ability to effectively manage the impacts of the coronavirus pandemic on its business operations;

•	the volatility of the global economy and financial markets, and its impact on transactional volume;
•	failure to offer high quality customer support and services;
•	the retention of existing, and continued attraction of additional clients;
•	the growth of new technologies with which the Company may be able to adequately compete;
•	the Company’s inability to maintain client referrals;
•	the competitive market for the Company’s products and industry fragmentation affecting prices;
•	the ability to gain client acceptance of the Company’s new products and technologies;
•	delay in market acceptance of the Company’s services and products due to undetected errors or failures found in its services and products;
•	failure to maintain the confidentiality, integrity and availability of systems, software and solutions;
•	failure to properly use and protect client and employee information and data;
•	the effect of a material breach of security or other performance issues of any of the Company’s or its vendors’ systems;
•	factors that affect client demand, including changes in economic conditions, national or international regulations and clients’ budgetary constraints;
•	the Company’s ability to access debt and the capital markets due to adverse credit market conditions;
•	the effect of increasing costs of providing healthcare and other benefits to employees;
•	changes in the availability or costs of key materials (such as ink and paper) or in prices received for the sale of by-products;
•	failure to protect the Company’s proprietary technology;
•	ability to maintain the Company’s brands and reputation;
•	the retention of existing, and continued attraction of, key employees, including management;
•	funding obligations arising from multi-employer pension plans obligation of the Company’s former affiliates;
•	the effects of operating in international markets, including fluctuations in currency exchange rates; and
•	the effect of economic and political conditions on a regional, national or international basis.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

Consequently, readers of the Quarterly Report should consider these forward-looking statements only as the Company’s current plans, estimates and beliefs. Except to the extent required by law, the Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company undertakes no obligation to update or revise any forward-looking statements in this Quarterly Report to reflect any new events or any change in conditions or circumstances other than to the extent required by law.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Operations

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Net sales
Tech-enabled services	$118.5	$81.9
Software solutions	60.3	47.3
Print and distribution	66.5	91.5
Total net sales	245.3	220.7
Cost of sales (a)
Tech-enabled services	41.0	42.8
Software solutions	24.5	24.8
Print and distribution	44.8	68.7
Total cost of sales	110.3	136.3
Selling, general and administrative expenses (a)	73.5	57.0
Depreciation and amortization	9.8	12.4
Restructuring, impairment and other charges, net	0.8	3.1
Income from operations	50.9	11.9
Interest expense, net	5.3	4.6
Investment and other income, net	(0.8)	(0.4)
Earnings before income taxes	46.4	7.7
Income tax expense	11.2	3.6
Net earnings	$35.2	$4.1

Net earnings per share:
Basic	$1.05	$0.12
Diluted	$1.02	$0.12
Weighted average number of common shares outstanding:
Basic	33.6	34.2
Diluted	34.5	34.3

(a)	Exclusive of depreciation and amortization

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Net earnings	$35.2	$4.1

Other comprehensive income (loss), net of tax:
Translation adjustments	0.9	(2.8)
Adjustment for net periodic pension and other postretirement benefits plan	0.6	0.6
Other comprehensive income (loss), net of tax	1.5	(2.2)
Comprehensive income	$36.7	$1.9

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Balance Sheets

(in millions, except per share data)

(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$38.5	$73.6
Receivables, less allowances for expected losses of $12.6 in 2021 (2020 - $10.5)	235.3	173.5
Inventories	6.5	4.9
Prepaid expenses and other current assets	22.8	9.7
Assets held for sale	5.5	5.5
Total current assets	308.6	267.2
Property, plant and equipment, net	12.3	12.0
Right-of-use assets	48.6	52.5
Software, net	50.9	51.2
Goodwill	410.0	409.9
Other intangible assets, net	9.6	9.8
Deferred income taxes, net	30.5	34.0
Other noncurrent assets	29.6	29.0
Total assets	$900.1	$865.6
LIABILITIES
Accounts payable	$59.8	$54.2
Accrued liabilities	181.0	184.3
Total current liabilities	240.8	238.5
Long-term debt	252.7	230.5
Deferred compensation liabilities	20.0	20.8
Pension and other postretirement benefits plan liabilities	48.7	51.0
Noncurrent lease liabilities	46.6	51.0
Other noncurrent liabilities	15.3	26.0
Total liabilities	624.1	617.8
Commitments and Contingencies (Note 7)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and outstanding: 35.6 shares and 33.6 shares in 2021 (2020 - 34.9 shares and 33.3 shares)	0.4	0.3
Treasury stock, at cost: 2.0 shares in 2021 (2020 - 1.6 shares)	(27.7)	(16.0)
Additional paid-in capital	241.9	238.8
Retained earnings	140.7	105.5
Accumulated other comprehensive loss	(79.3)	(80.8)
Total equity	276.0	247.8
Total liabilities and equity	$900.1	$865.6

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Cash Flows

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net earnings	$35.2	$4.1
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	9.8	12.4
Provision for expected losses on accounts receivable	1.1	1.6
Share-based compensation	3.1	2.3
Gain on debt extinguishment	—	(2.3)
Deferred income taxes	3.2	(0.5)
Net pension plan income	(1.0)	(0.5)
Amortization of right-of-use assets	4.4	5.8
Other	0.9	0.1
Changes in operating assets and liabilities:
Accounts receivable, net	(63.1)	(55.7)
Inventories	(1.6)	(4.2)
Prepaid expenses and other current assets	(12.7)	(4.7)
Accounts payable	4.0	12.5
Income taxes payable and receivable	5.0	2.1
Accrued liabilities and other	(20.5)	(4.0)
Lease liabilities	(5.8)	(5.9)
Pension and other postretirement benefits plan contributions	(0.3)	(0.2)
Net cash used in operating activities	(38.3)	(37.1)
INVESTING ACTIVITIES
Capital expenditures	(8.0)	(6.9)
Purchase of investment	—	(1.3)
Net cash used in investing activities	(8.0)	(8.2)
FINANCING ACTIVITIES
Revolving facility borrowings	105.0	146.5
Payments on revolving facility borrowings	(83.0)	(40.5)
Payments on long-term debt	—	(63.3)
Treasury share repurchases	(11.2)	(5.2)
Net cash provided by financing activities	10.8	37.5
Effect of exchange rate on cash and cash equivalents	0.4	(1.7)
Net decrease in cash and cash equivalents	(35.1)	(9.5)
Cash and cash equivalents at beginning of year	73.6	17.2
Cash and cash equivalents at end of period	$38.5	$7.7
Supplemental cash flow information
Income taxes paid (net of refunds)	$2.5	$2.0
Interest paid	$0.3	$2.6

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	34.9	$0.3	1.6	$(16.0)	$238.8	$105.5	$(80.8)	$247.8
Net earnings	—	—	—	—	—	35.2	—	35.2
Other comprehensive income	—	—	—	—	—	—	1.5	1.5
Share-based compensation	—	—	—	—	3.1	—	—	3.1
Common stock repurchases	—	—	0.1	(3.4)	—	—	—	(3.4)
Issuance of share-based awards, net of withholdings and other	0.7	0.1	0.3	(8.3)	—	—	—	(8.2)
Balance at March 31, 2021	35.6	$0.4	2.0	$(27.7)	$241.9	$140.7	$(79.3)	$276.0

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	34.5	$0.3	0.3	$(4.2)	$225.2	$131.9	$(84.6)	$268.6
Net earnings	—	—	—	—	—	4.1	—	4.1
Other comprehensive loss	—	—	—	—	—	—	(2.2)	(2.2)
Adoption of ASU 2016-13	—	—	—	—	—	(0.5)	—	(0.5)
Share-based compensation	—	—	—	—	2.3	—	—	2.3
Common stock repurchases	—	—	0.6	(3.8)	—	—	—	(3.8)
Issuance of share-based awards, net of withholdings and other	0.3	—	0.1	(1.4)	—	—	—	(1.4)
Balance at March 31, 2020	34.8	$0.3	1.0	$(9.4)	$227.5	$135.5	$(86.8)	$267.1

See Notes to the Unaudited Condensed Consolidated Financial Statements

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

Services and Products

The Company separately reports its net sales and related cost of sales for its software solutions, tech-enabled services and print and distribution offerings. The Company’s software solutions consist of Venue® Virtual Data Room (“Venue”), ActiveDisclosure®, eBrevia, Arc Suite and others. The Company’s tech-enabled services offerings consist of document composition, compliance-related SEC Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) filing services and transaction solutions. The Company’s print and distribution offerings primarily consist of conventional and digital printed products as well as related shipping.

 Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of DFIN and all majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial data presented herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s latest Annual Report. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Results of interim periods should not be considered indicative of the results for the full year.

Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with GAAP requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s significant accounting policies and critical accounting estimates are disclosed in the Annual Report.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Inventory—The components of the Company’s inventories stated at the lower of cost or market, net of excess and obsolescence reserves for raw materials, at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Raw materials and manufacturing supplies	$2.2	$2.5
Work in process	4.3	2.4
Total	$6.5	$4.9

Property, Plant and Equipment—The components of the Company’s property, plant and equipment, net at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Land	$0.3	$0.3
Buildings	23.4	24.1
Machinery and equipment	92.2	98.4
	115.9	122.8
Less: Accumulated depreciation	(103.6)	(110.8)
Total	$12.3	$12.0

Depreciation expense was $1.4 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively.

Assets Held for Sale—As of March 31, 2021 and December 31, 2020, the Company had one real estate property, primarily consisting of land and an office building, held for sale with a carrying value of $5.5 million.

Software—Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software, excluding amortization expense related to other intangible assets, was $8.2 million and $7.3 million for the three months ended March 31, 2021 and 2020, respectively.

Investments—The carrying value of the Company’s investments in equity securities was $13.3 million and $13.4 million at March 31, 2021 and December 31, 2020, respectively. The Company measures its equity securities that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes. During the three months ended March 31, 2021, the Company recorded an unrealized loss of $0.2 million resulting from an observable price change of an investment due to an orderly transaction for the identical or a similar investment.

Current Expected Credit Loss Reserve—Transactions affecting the current expected credit loss (“CECL”) reserve during the three months ended March 31, 2021 and March 31, 2020 were as follows:

	March 31, 2021	March 31, 2020
Balance, beginning of year (a)	$10.5	$7.7
Adoption of ASU 2016-13 (b)	—	0.5
Provisions charged to expense and reclassifications	2.3	2.3
Write-offs and other	(0.2)	(0.8)
Balance, end of period (a)	$12.6	$9.7

(a)

As of March 31, 2021, the CECL reserve balance is comprised of a $11.6 million provision for accounts receivable and a $1.0 million provision for unbilled receivables and contract assets. As of December 31, 2020, the CECL reserve balance was comprised of a $10.1 million provision for accounts receivable and a $0.4 million provision for unbilled receivables and contract assets.

(b)

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, and recorded a $0.5 million cumulative-effect adjustment to retained earnings, as further disclosed in the Annual Report.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which modifies Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, to simplify the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted the standard prospectively on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements.

Note 2. Revenue

Revenue Recognition

The Company manages highly-customized data and materials to enable filings with the SEC on behalf of its customers as well as manages virtual data rooms and performs eXtensible Business Reporting Language (“XBRL”) and other services. Clients are provided with EDGAR filing services, XBRL compliance services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among other services. The Company’s software solutions include Venue, the Arc Suite software platform, ActiveDisclosure and data and analytics, among others. The Company also provides digital document creation, online content management and print and distribution solutions to public and private companies, mutual funds and other regulated investment firms to serve their regulatory and compliance needs.

Revenue is recognized upon transfer of control of promised services or products to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services or products. The Company’s services include software solutions and tech-enabled services whereas the Company’s products are comprised of print and distribution offerings. The Company’s arrangements with customers often include promises to transfer multiple services or products to a customer. Determining whether services and products are considered distinct performance obligations that should be accounted for separately requires significant judgment. Certain customer arrangements have multiple performance obligations as certain promises are both capable of being distinct and are distinct within the context of the contract. Other customer arrangements have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts, and therefore are not distinct. Revenue for the Company’s tech-enabled services, software solutions and print and distribution offerings is recognized either over time or at a point in time, as further disclosed in the Annual Report.

Disaggregation of revenue

The following table disaggregates revenue between tech-enabled services, software solutions and print and distribution by reportable segment:

	Three Months Ended March 31,
	2021				2020
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$38.5	$—	$38.5	$—	$31.2	$—	$31.2
Capital Markets - Compliance and Communications Management	96.0	—	42.5	138.5	57.9	—	41.2	99.1
Investment Companies - Software Solutions	—	21.8	—	21.8	—	16.1	—	16.1
Investment Companies - Compliance and Communications Management	22.5	—	24.0	46.5	24.0	—	50.3	74.3
Total net sales	$118.5	$60.3	$66.5	$245.3	$81.9	$47.3	$91.5	$220.7

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Unbilled Receivables and Contract Balances

The timing of revenue recognition may differ from the timing of invoicing customers and these timing differences result in unbilled receivables, contract assets or contract liabilities. Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. The Company generally estimates contract assets based on historical selling price adjusted for its current experience and expected resolution of the variable consideration of the completed performance obligation. When the Company’s contracts contain variable consideration, the Company only recognizes variable consideration to the extent that it is probable that a significant revenue reversal will not occur in a future period. As a result, estimated revenue and contract assets may be constrained until the uncertainty associated with the variable consideration is resolved, which generally occurs in less than one year. Contract assets were $26.3 million and $18.5 million at March 31, 2021 and December 31, 2020, respectively. Generally, the contract assets balance is impacted by the recognition of additional revenue, amounts invoiced to customers and changes in the level of the constraint applied to variable consideration. Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price and management’s assessment of realizable selling price. Unbilled receivables were $79.8 million and $39.1 million at March 31, 2021 and December 31, 2020, respectively.

For the three months ended March 31, 2021, amounts recognized as revenue exceeded the estimates for performance obligations satisfied as of December 31, 2020 by approximately $16.0 million, primarily due to changes in the Company’s estimate of variable consideration and the application of the constraint. Unbilled receivables and contract assets are included in accounts receivable on the Unaudited Condensed Consolidated Balance Sheets.

The majority of the Company’s contracts with significant remaining performance obligations have an initial expected duration of one year or less.

Contract liabilities consist of deferred revenue and progress billings which are included in accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. Changes in contract liabilities were as follows:

Balance at January 1, 2021	$21.7
Deferral of revenue	25.7
Revenue recognized	(17.5)
Balance at March 31, 2021	$29.9

Balance at January 1, 2020	$13.1
Deferral of revenue	11.2
Revenue recognized	(9.6)
Balance at March 31, 2020	$14.7

Note 3. Goodwill and Other Intangible Assets

The balances of goodwill by reporting unit are presented below:

	Gross book value at December 31, 2020	Accumulated impairment charges at December 31, 2020	Net book value at December 31, 2020	Foreign exchange and other adjustments	Net book value at March 31, 2021
Capital Markets - Software Solutions	$103.7	$—	$103.7	$—	$103.7
Capital Markets - Compliance and Communications Management	253.0	—	253.0	0.1	253.1
Investment Companies - Software Solutions	53.2	—	53.2	—	53.2
Investment Companies - Compliance and Communications Management	40.6	(40.6)	—	—	—
Total	$450.5	$(40.6)	$409.9	$0.1	$410.0

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The components of other intangible assets at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships (useful life of 15 years)	$10.4	$(1.5)	$8.9	$10.4	$(1.4)	$9.0
Trade names (useful life of 5 years)	1.0	(0.5)	0.5	1.0	(0.4)	0.6
Software license (useful life of 3 years)	0.3	(0.1)	0.2	0.3	(0.1)	0.2
Total other intangible assets	$11.7	$(2.1)	$9.6	$11.7	$(1.9)	$9.8

Amortization expense for other intangible assets was $0.2 million and $3.4 million for the three months ended March 31, 2021 and 2020, respectively. The weighted-average remaining useful life of the unamortized intangible assets as of March 31, 2021 is approximately twelve years.

The following table outlines the estimated annual amortization expense related to other intangible assets:

For the year ending December 31,	Amount
2021 (excluding the three months ended March 31, 2021)	$0.8
2022	1.0
2023	0.9
2024	0.7
2025	0.7
2026 and thereafter	5.5
Total	$9.6

Note 4. Leases

The Company has operating leases for certain service centers, office space, warehouses and equipment. The Company paid $6.3 million and $6.8 million related to its operating lease liabilities for the three months ended March 31, 2021 and 2020, respectively.

The components of lease expense for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Operating lease expense	$4.9	$6.7
Sublease income	(1.1)	(1.3)
Net lease expense	$3.8	$5.4

The Company’s lease liabilities are presented within the Company’s Unaudited Condensed Consolidated Balance Sheets as follows:

	March 31, 2021	December 31, 2020
Accrued liabilities	$18.9	$19.7
Noncurrent lease liabilities	46.6	51.0
Total	$65.5	$70.7

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 5. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges recognized in Results of Operations

The Company records restructuring charges associated with management-approved restructuring plans, which could include the elimination of job functions, closure or relocation of facilities, reorganization of operations, changes in management structure, workforce reductions or other actions. Restructuring charges may include ongoing and enhanced termination benefits related to employee separations, contract termination costs, impairment of certain assets and other related costs associated with exit or disposal activities. For the three months ended March 31, 2021 and 2020, the Company recorded the following net restructuring and other charges by segment:

Three Months Ended March 31, 2021	Employee Terminations	Other Restructuring Charges	Total
Investment Companies - Compliance and Communications Management	$0.1	$0.6	$0.7
Corporate	0.1	—	0.1
Total	$0.2	$0.6	$0.8

Three Months Ended March 31, 2020	Employee Terminations	Other Charges	Total
Capital Markets - Software Solutions	$0.3	$—	$0.3
Capital Markets - Compliance and Communications Management	0.4	0.1	0.5
Investment Companies - Software Solutions	0.3	—	0.3
Investment Companies - Compliance and Communications Management	0.4	—	0.4
Corporate	0.2	1.4	1.6
Total	$1.6	$1.5	$3.1

For the three months ended March 31, 2020, the Company recorded net restructuring charges of $1.6 million for employee termination costs for approximately 50 employees, substantially all of whom were terminated as of March 31, 2020. These charges primarily related to the reorganization of certain operations. For the three months ended March 31, 2020, the Company also incurred $1.5 million of other charges, primarily related to the realignment of the Company’s operating segments.

Restructuring Reserve – Employee Terminations

The Company’s employee terminations liability is included in accrued liabilities in the Company’s Unaudited Condensed Consolidated Balance Sheets. Changes in the accrual for employee terminations during the three months ended March 31, 2021, were as follows:

	December 31, 2020	Restructuring Charges	Reversals	Cash Paid	March 31, 2021
Employee terminations	$8.5	$0.2	$—	$(3.1)	$5.6

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 6. Retirement Plans

The components of the estimated net periodic benefit income for the Company’s pension plans for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Interest cost	$1.6	$2.2
Expected return on assets	(3.5)	(3.5)
Amortization, net	0.9	0.8
Net pension income	$(1.0)	$(0.5)

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

Multiemployer Pension Plans Obligation

On April 13, 2020, LSC Communications, Inc. (“LSC”) announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code (“LSC Chapter 11 Filing”). LSC and the Company separated from R. R. Donnelley & Sons Company (“RRD”) in a tax-free distribution to shareholders effective October 1, 2016 (the “Separation”). In the second quarter of 2020, the Company became aware that, subsequent to the LSC Chapter 11 Filing, LSC failed to make certain required monthly and quarterly withdrawal liability payments to multiemployer pension plans from which RRD had withdrawn prior to the Separation. Responsibility for certain pre-Separation withdrawal liability obligations, resulting in such monthly and quarterly payment obligations (the “LSC MEPP Liabilities”), had been assigned to LSC pursuant to the September 14, 2016 Separation and Distribution Agreement among the Company, RRD and LSC (the “Separation Agreement”), however, the Company and RRD remained jointly and severally liable for the LSC MEPP Liabilities pursuant to laws and regulations governing multiemployer pension plans. The Company believes the total undiscounted LSC MEPP Liabilities for which LSC was responsible at the time of the LSC Chapter 11 Filing were approximately $103 million (or approximately $57 million on a discounted basis, assuming a blended discount rate of approximately 10%) and were payable over approximately a 15-year period (through 2034), with annual payments ranging from $1.6 million to $8.5 million at the time.

On July 24, 2020, the Company and RRD signed an agreement agreeing to submit to mediation and, if required, arbitration to determine the final liability allocation between the Company and RRD with respect to the LSC MEPP Liabilities. DFIN and RRD also agreed to share all required monthly and quarterly withdrawal liability payment obligations that become due during the mediation/arbitration period, with an adjustment and repayment to be made for any such payments according to the final allocation. The Company and RRD were unable to agree upon the final liability allocation in mediation and on March 22, 2021 submitted the matter to arbitration pursuant to the terms of the Separation Agreement.

The Company is required to record a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. In 2020, the Company recorded a charge of $19.0 million and had $15.2 million accrued as of December 31, 2020 for its estimated payments related to the LSC MEPP Liabilities, including the Company’s low end of the range of potential outcomes as well as the Company’s estimated shared payments until a final allocation is determined.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

In March 2021 and April 2021, the Company and RRD reached settlements with two of the LSC multiemployer pension plan funds, which represented approximately $59 million of the estimated $103 million total undiscounted LSC MEPP Liabilities at the time of the LSC Chapter 11 filing. The Company and RRD each made, or are expecting to make, lump sum payments in the second quarter of 2021 to settle all obligations related to these funds. An adjustment and repayment will be made, as needed, based on the final allocation of the LSC MEPP Liabilities between the Company and RRD.

As of March 31, 2021, the Company had $21.5 million accrued related to the settlements with the two funds, as described above, the remaining contingent liability and the Company’s estimated share of required payments until a final allocation is determined. The Company is not able to reasonably estimate the maximum potential loss due to the uncertainty related to the outcome of the final allocation of the LSC MEPP Liabilities between the Company and RRD. The expense associated with this liability has been recorded in SG&A expense within the Corporate segment in the Company’s Unaudited Condensed Consolidated Statements of Operations.

There can be no assurance that the Company’s actual future liabilities relating to the LSC MEPP Liabilities will not differ materially from the contingency amount recorded in the Company’s Unaudited Condensed Consolidated Financial Statements. The Company’s outstanding LSC MEPP Liabilities could also be affected by the financial stability of other employers participating in such plans and decisions by those employers to withdraw from such plans in the future, including the financial stability of RRD.

Non-income Taxes

The Company does not collect sales, use or similar taxes on all amounts invoiced in all jurisdictions in which the Company has sales based on its understanding that certain transactions are not subject to tax. Sales, use and similar tax laws vary greatly by jurisdiction and may require judgment to determine the applicability to the Company’s transactions. In 2020, the Company identified certain jurisdictions where the Company has not historically collected or remitted sales tax on certain services and that the Company believes it is probable that the jurisdiction would assess sales tax. As of March 31, 2021 and December 31, 2020, the Company accrued a $5.3 million and $5.2 million contingent liability, respectively, for certain estimated sales tax exposures. The income statement impact associated with this liability is recorded in SG&A expense in the Company’s Unaudited Condensed Consolidated Statements of Operations. Although management believes its estimates are reasonable, the resolution of the Company’s tax matters could result in tax liabilities that are higher or lower than what has been estimated by the Company.

Note 8. Debt

The Company’s debt as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
8.25% senior notes due October 15, 2024	$233.0	$233.0
Borrowings under the Revolving Facility	22.0	—
Unamortized debt issuance costs	(2.3)	(2.5)
Total long-term debt	$252.7	$230.5

Maturities—At March 31, 2021, the Company’s long-term debt was comprised of the 8.25% senior unsecured notes due October 15, 2024 (“Notes”) and borrowings under the Revolving Facility, as defined below.

Fair Value—The fair value of the Notes, which was determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, was determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s Notes was $244.4 million and $247.5 million at March 31, 2021 and December 31, 2020, respectively. The fair value of the Company’s borrowings under the Revolving Facility (as defined below) is classified as Level 2 under the fair value hierarchy and approximates its carrying value as of March 31, 2021, as the Revolving Facility carries a variable rate of interest reflecting current market rates.

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

The Company’s Notes, with interest payable semi-annually on April 15 and October 15, were issued pursuant to an indenture where certain wholly-owned domestic subsidiaries of the Company guarantee the Notes (the “Guarantors”). The Notes are jointly and severally guaranteed, on an unsecured basis, by the Guarantors, which are comprised of each of the Company’s existing and future direct and indirect wholly-owned U.S. subsidiaries that guarantee the Company’s obligations under the Credit Facilities. The Notes are not guaranteed by the Company’s foreign subsidiaries or unrestricted subsidiaries. The Notes and the related guarantees will be the Company and the Guarantors’, respective, senior unsecured obligations and rank equally in right of payment to all present and future senior debt, including the obligations under the Company’s Credit Facilities, senior in right of payment to all present and future subordinated debt, and effectively subordinated in right of payment to any of the Company and the Guarantors’ secured debt, to the extent of the value of the assets securing such debt. The indenture governing the Notes contains certain covenants applicable to the Company and its restricted subsidiaries, including limitations on: (1) liens; (2) indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries. Each of these covenants is subject to important exceptions and qualifications. The Company may redeem the Notes, in whole or in part, on or after October 15, 2021, but prior to October 14, 2022 at the redemption price of 102.063%, and at the redemption price of 100.000% beginning on October 15, 2022 and thereafter, in each case, plus accrued and unpaid interest, if any.

Credit Agreement—On September 30, 2016, the Company entered into a Credit Agreement, as amended (“the Credit Agreement”) by and among the Company, the lenders party thereto from time to time and JP Morgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for a $350.0 million senior secured term loan B facility (the “Term Loan Credit Facility”) and a $300.0 million senior secured revolving credit facility (the “Revolving Facility”, and, together with the Term Loan Credit Facility, the “Credit Facilities”). The Credit Agreement contains a number of covenants, including a minimum Interest Coverage Ratio and the Consolidated Net Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $20.0 million in the aggregate.

Revolving Credit Facility—On December 18, 2018, the Company entered into a second amendment to the Credit Agreement which extended the maturity date of the Revolving Facility to December 18, 2023. As of March 31, 2021, there was $22.0 million of borrowings outstanding under the Revolving Facility. The weighted average interest rate on borrowings under the Revolving Facility was 3.3% and 3.8% for the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes interest expense, net included in the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2021	2020
Interest incurred	$5.4	$6.9
Less: Gain on debt extinguishment and other interest income	(0.1)	(2.3)
Interest expense, net	$5.3	$4.6

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 9. Earnings per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock units, performance share units and restricted stock. The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Net earnings per share:
Basic	$1.05	$0.12
Diluted	$1.02	$0.12
Numerator:
Net earnings	$35.2	$4.1
Denominator:
Weighted average number of common shares outstanding	33.6	34.2
Dilutive awards	0.9	0.1
Diluted weighted average number of common shares outstanding	34.5	34.3
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	0.2	0.9
Stock options	—	0.8
Total	0.2	1.7

Note 10. Share-Based Compensation

The Company’s share-based compensation plan under which it may grant future awards, the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan (as amended, the “2016 PIP”), was approved by the Board of Directors (the “Board”) and the Company’s shareholders on May 18, 2017 and provides incentives to key employees of the Company. Awards under the 2016 PIP may include cash or stock bonuses, stock options, stock appreciation rights, restricted stock, performance share units (“PSUs”), performance cash awards or restricted stock units (“RSUs”). In addition, non-employee members of the Board may receive awards under the 2016 PIP. On May 30, 2019, the Company’s shareholders voted to approve 3.4 million additional shares of common stock for issuance under the 2016 PIP. At March 31, 2021, there were 0.9 million remaining shares of common stock authorized and available for grant under the 2016 PIP.

The Company recognizes compensation expense for the share-based awards based on estimated grant date fair values as well as certain assumptions, as further disclosed in Note 12, Share-Based Compensation, of the Annual Report.

Total compensation expense related to all share-based compensation plans was $3.1 million and $2.3 million for the three months ended March 31, 2021 and 2020, respectively. The income tax benefit related to share-based compensation expense was $3.8 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, $32.6 million of total unrecognized expense related to share-based compensation awards is expected to be recognized over a weighted-average period of 2.5 years.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Stock Options

There were no stock options granted during the three months ended March 31, 2021. A summary of activity and weighted average exercise prices related to the stock options were as follows:

	Shares Under Option (thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2020	715	$18.91
Exercised	(5)	22.33
Cancelled/forfeited/expired	(25)	31.35
Outstanding at March 31, 2021	685	$18.43
Vested and expected to vest at March 31, 2021	677	$18.46
Vested at March 31, 2021	527	$19.21

As of March 31, 2021, $0.7 million of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock Units

RSU awards as of March 31, 2021 and December 31, 2020, and changes during the three months ended March 31, 2021, were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	1,376	$10.53
Granted	446	28.61
Vested	(467)	11.54
Forfeited	(15)	15.25
Nonvested at March 31, 2021	1,340	$16.14

As of March 31, 2021, $18.8 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 2.5 years.

Performance Share Units

PSU awards as of March 31, 2021 and December 31, 2020, and changes during the three months ended March 31, 2021, were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	872	$12.13
Granted	336	27.86
Vested	(244)	15.61
Forfeited	(11)	8.98
Nonvested at March 31, 2021	953	$16.82

During the three months ended March 31, 2021, 335,830 PSUs were granted to certain executive officers and senior management, 315,400 of which related to the 2021 performance grant and 20,430 of which related to additional shares issued during the three months ended March 31, 2021 due to the achievement of certain targets for the year ended December 31, 2020. The total potential payout for awards granted during the three months ended March 31, 2021 is payable upon the achievement of certain established performance targets and ranges from zero to 631,000 shares.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The 2020 and 2021 PSU awards consist of four independent performance periods, including three annual performance periods and one three-year cumulative performance period. Compensation expense related to the first annual performance period for the 2021 PSUs is recognized at 153% based on the estimated attainment as of March 31, 2021, or approximately 118,000 shares. Compensation expense for the remaining performance periods for the 2021 PSUs is recognized based on an estimated 100% attainment of the targeted performance metrics, or approximately 238,000 shares. Compensation expense related to the first annual performance period for the 2020 PSUs is recognized at 138% based on the attainment for the year ended December 31, 2020, or approximately 111,000 shares. Compensation expense related to the second annual performance period for the 2020 PSUs is recognized at 147% based on the estimated attainment as of March 31, 2021, or approximately 118,000 shares. Compensation expense for the remaining performance periods for the 2020 PSU awards is recognized based on an estimated 100% attainment of the target performance metrics, or approximately 180,000 shares, for the remaining performance periods. Compensation expense for the 2019 PSUs is recognized over one cumulative three-year performance period at an estimated 115% attainment of the targeted performance metrics, or approximately 341,000 shares.

As of March 31, 2021, $13.1 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted average period of 2.5 years.

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

Common Stock Repurchases—On February 4, 2020, the Board authorized a stock repurchase program, under which the Company is authorized to repurchase up to $25.0 million of its outstanding common stock from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws. During 2020, the Company repurchased 1,149,489 shares in open market transactions for $10.3 million at an average price of $8.92 per share. As of December 31, 2020, the remaining authorized amount under the authorization was approximately $14.7 million.

On February 18, 2021, the Board authorized an increase to its stock repurchase program to bring the total remaining available repurchase authorization for shares on or after February 18, 2021 to $50.0 million and extended the expiration date of the repurchase program through December 31, 2022. The stock repurchase program may be suspended or discontinued at any time. The timing and amount of any shares repurchased are determined by the Company based on its evaluation of market conditions and other factors and may be completed from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

During the first quarter of 2021, the Company repurchased 126,682 shares in open market transactions for $3.4 million at an average price of $26.92 per share. As of March 31, 2021, the remaining authorized amount under the authorization was approximately $46.7 million.

Note 12. Comprehensive Income

The components of other comprehensive income (loss) and income tax expense allocated to each component for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31, 2021
	Before Tax	Income Tax	Net of Tax
Translation adjustments	$1.0	$0.1	$0.9
Adjustment for net periodic pension plan and other postretirement benefits plan	0.9	0.3	0.6
Other comprehensive income	$1.9	$0.4	$1.5

	Three Months Ended March 31, 2020
	Before Tax	Income Tax	Net of Tax
Translation adjustments	$(2.8)	$—	$(2.8)
Adjustment for net periodic pension plan and other postretirement benefits plan	0.8	0.2	0.6
Other comprehensive loss	$(2.0)	$0.2	$(2.2)

The following table summarizes changes in accumulated other comprehensive loss by component for the three months ended March 31, 2021:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2020	$(67.6)	$(13.2)	$(80.8)
Other comprehensive income before reclassifications	—	0.9	0.9
Amounts reclassified from accumulated other comprehensive loss	0.6	—	0.6
Net change in accumulated other comprehensive loss	0.6	0.9	1.5
Balance at March 31, 2021	$(67.0)	$(12.3)	$(79.3)

The following table summarizes changes in accumulated other comprehensive loss by component for the three months ended March 31, 2020:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2019	$(70.9)	$(13.7)	$(84.6)
Other comprehensive loss before reclassifications	—	(2.8)	(2.8)
Amounts reclassified from accumulated other comprehensive loss	0.6	—	0.6
Net change in accumulated other comprehensive loss	0.6	(2.8)	(2.2)
Balance at March 31, 2020	$(70.3)	$(16.5)	$(86.8)

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss (a)	$0.9	$0.8
Reclassifications before tax	0.9	0.8
Income tax expense	0.3	0.2
Reclassifications, net of tax	$0.6	$0.6

(a)

These accumulated other comprehensive loss components are included in the calculation of net periodic pension and other postretirement benefits plan income recognized in investment and other income, net in the Unaudited Condensed Consolidated Statements of Operations (see Note 6, Retirement Plans).

Note 13. Segment Information

The Company operates its business through four operating and reportable segments: Capital Markets – Software Solutions, Capital Markets – Compliance and Communications Management, Investment Companies – Software Solutions, and Investment Companies – Compliance and Communications Management. Corporate is not an operating segment and consists primarily of unallocated SG&A activities and associated expenses including, in part, executive, legal, finance and certain facility costs. In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefit plan expense (income) as well as share-based compensation expense, are included in Corporate and not allocated to the operating segments.

Capital Markets

The Company provides software solutions, technology-enabled services and print and distribution solutions to public and private companies for deal solutions and compliance to companies that are, or are preparing to become, subject to the filing and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act. The Company’s operating segments associated with its capital markets services and products offerings are as follows:

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

Investment Companies

The Company provides software solutions, technology-enabled services and print, distribution and fulfillment solutions to its investment companies clients that are subject to the filing and reporting requirements of the Investment Company Act of 1940, as amended (the “Investment Company Act”), primarily mutual fund companies, alternative investment companies, insurance companies and third-party fund administrators. The Company’s operating segments associated with its investment companies services and products offerings are as follows:

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Investment Companies – Compliance & Communications Management—The Company provides its investment company clients technology-enabled solutions to prepare and file registration forms, as well as XBRL-formatted filings pursuant to the Investment Company Act, through the SEC’s EDGAR system. In addition, the Company provides print and distribution solutions for its clients to communicate with their investors.

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision maker and is most consistent with the presentation of profitability reported within the Unaudited Condensed Consolidated Financial Statements.

	Total Net Sales	Income (Loss) from Operations	Assets(1)	Depreciation and Amortization	Capital Expenditures
Three Months Ended March 31, 2021
Capital Markets - Software Solutions	$38.5	$6.5	$171.6	$3.7	$3.7
Capital Markets - Compliance and Communications Management	138.5	59.1	448.7	1.5	0.6
Investment Companies - Software Solutions	21.8	2.0	97.6	3.6	1.8
Investment Companies - Compliance and Communications Management	46.5	6.3	65.2	1.0	0.5
Total operating segments	245.3	73.9	783.1	9.8	6.6
Corporate	—	(23.0)	117.0	—	1.4
Total	$245.3	$50.9	$900.1	$9.8	$8.0

	Total Net Sales	Income (Loss) from Operations	Assets(1)	Depreciation and Amortization	Capital Expenditures
Three Months Ended March 31, 2020
Capital Markets - Software Solutions	$31.2	$1.8	$163.9	$3.1	$3.3
Capital Markets - Compliance and Communications Management	99.1	21.4	447.6	4.0	0.2
Investment Companies - Software Solutions	16.1	0.1	98.3	2.9	2.8
Investment Companies - Compliance and Communications Management	74.3	2.1	141.7	2.4	—
Total operating segments	220.7	25.4	851.5	12.4	6.3
Corporate	—	(13.5)	83.3	—	0.6
Total	$220.7	$11.9	$934.8	$12.4	$6.9

(1) Certain assets are recorded within a segment based on predominant usage, however, as they benefit more than one segment, the related operating expenses are allocated between segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this management’s discussion and analysis, unless otherwise specified or the context otherwise requires, the “Company,” “DFIN,” “we,” “our,” and “us” refer to Donnelley Financial Solutions, Inc. and its consolidated subsidiaries. This discussion and analysis should be read together with the Company’s Unaudited Condensed Consolidated Financial Statements and the notes thereto, as well as the Company’s audited Consolidated Financial Statements for the year ended December 31, 2020.

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

The Company serves its clients’ regulatory and compliance needs throughout their respective life cycles. For its capital markets clients, the Company offers solutions that allow public companies to comply with applicable U.S. Securities and Exchange Commission (“SEC”) regulations including filing agent services, digital document creation and online content management tools that support their corporate financial transactions and regulatory reporting; solutions to facilitate clients’ communications with their shareholders; and virtual data rooms and other deal management solutions. For the investment companies, including mutual fund, insurance-investment and alternative investment companies, the Company provides solutions for creating, compiling and filing regulatory communications as well as solutions for investors designed to improve the access to and accuracy of their investment information.

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

Market Volatility/Cyclicality

The Company’s Capital Markets segments (CM-SS and CM-CCM, as defined below), in particular, are subject to market volatility in the United States and world economy, as the success of the transactional and Venue offerings is largely dependent on the global market for initial public offerings (“IPOs”), secondary offerings, mergers and acquisitions (“M&A”), public and private debt offerings, leveraged buyouts, spinouts and other transactions. A variety of factors impact the global markets for transactions, including economic activity levels, market volatility, the regulatory and political environment, civil unrest and global pandemics, amongst others. Due to the significant net sales and profitability derived from transactional and Venue offerings, market volatility can lead to uneven financial performance when comparing to previous periods. The Company mitigates a portion of this volatility through its compliance offerings, supporting the quarterly and annual public company reporting processes through its filing services and ActiveDisclosure, as well as its Investment Companies segments (IC-SS and IC-CCM, as defined below) regulatory and shareholder communications offerings, including Arc Suite. The Company also mitigates some of that risk by offering services in higher demand during a down market, such as document management tools for the bankruptcy/restructuring process and by moving upstream in the filing process with products like Venue.

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

Services and Products

The Company separately reports its net sales and related cost of sales for its software solutions, tech-enabled services and print and distribution offerings. The Company’s software solutions consist of Venue, ActiveDisclosure, eBrevia, Arc Suite, and others. The Company’s tech-enabled services offerings consist of document composition, compliance-related SEC Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) filing services and transaction solutions. The Company’s print and distribution offerings primarily consist of conventional and digital printed products as well as related shipping.

Regulatory Developments

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

Segments

The Company operates its business through four operating and reportable segments: Capital Markets – Software Solutions (“CM-SS”), Capital Markets – Compliance and Communications Management (“CM-CCM”), Investment Companies – Software Solutions (“IC-SS”), and Investment Companies – Compliance and Communications Management (“IC-CCM”). Corporate is not an operating segment and consists primarily of unallocated SG&A activities and associated expenses including, in part, executive, legal, finance and certain facility costs. In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefit plan expense (income) as well as share-based compensation expense, are included in Corporate and not allocated to the operating segments.

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

Capital Markets – Compliance & Communications Management—The CM-CCM segment provides technology-enabled services and print and distribution solutions to public and private companies for deal solutions and SEC compliance requirements. In addition, the Company offers clients the use of private conferencing facilities in major global cities. This service helps clients maintain confidentiality in deal negotiations and provide clients a place to host in-person working groups to meet, strategize and prepare documents for the transaction deal stream. Due to the COVID-19 pandemic, the Company transformed its production platform and service delivery model for a fully-virtual experience while replicating the in-person experience. The Company anticipates that in the future, clients will utilize the range of options available to them, including a hybrid approach with working group members working both virtually and in-person during drafting sessions for their transactions.

Investment Companies

The Company provides software solutions, technology-enabled services and print, distribution and fulfillment solutions to its investment companies clients that are subject to the filing and reporting requirements of the Investment Company Act of 1940, as amended (the “Investment Company Act”), primarily mutual fund companies, alternative investment companies, insurance companies and third-party fund administrators. The Company’s operating segments associated with its investment companies services and products offerings are as follows:

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

Investment Companies – Compliance & Communications Management—The IC-CCM segment provides clients with technology-enabled solutions for creating and filing regulatory communications and solutions for investor communications, as well as eXtensible Business Reporting Language (“XBRL”) formatted filings pursuant to the Investment Company Act, through the SEC EDGAR system. The IC-CCM segment also provides turnkey proxy services, including discovery, planning and implementation, print and mail management, solicitation, tabulation services, shareholder meeting review and expert support.

Executive Overview

First Quarter Overview

Net sales for the three months ended March 31, 2021 increased by $24.6 million to $245.3 million from $220.7 million for the three months ended March 31, 2020, including a $1.5 million, or 0.7%, increase due to changes in foreign exchange rates. Net sales increased primarily due to higher capital markets transactional volumes and higher software solutions volume in Arc Suite, Venue and ActiveDisclosure, partially offset by lower print volumes as a result of SEC Rule 30e-3 eliminating print requirements.

Income from operations for the three months ended March 31, 2021 increased by $39.0 million to $50.9 million from $11.9 million for the three months ended March 31, 2020, primarily due to higher sales volumes, a favorable sales mix and cost savings initiatives, which were partially offset by higher incentive compensation expense, a $7.3 million charge for the LSC multiemployer pension plans obligation and higher selling expenses as a result of increased sales volume.

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

The COVID-19 pandemic has had and may continue to have a material adverse impact on certain of the Company’s customers’ financial results, which has and may continue to force those clients to alter their plans for purchasing the Company’s services and products. In addition, the global markets were disrupted due to the COVID-19 pandemic, which has negatively impacted the Company’s transactional offerings. This stabilized in the third quarter of 2020 and the Company continues to experience an increase in transactional offerings. However, there remains uncertainty for future periods with the possibility of a resurgence of the COVID-19 pandemic, including potentially new strains of COVID-19, resulting in renewal of mitigation measures, including targeted shutdowns. Some of this volatility is mitigated through the Company’s compliance offerings, supporting the quarterly and annual public company reporting processes, as well as its investment companies regulatory and shareholder communications offerings. If the Company’s customers reduce, defer or cancel their spending with DFIN, it would materially adversely impact the Company’s business, results of operations and overall financial performance.

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

The Company has taken numerous steps, and will continue to take further actions as needed, in its response to the COVID-19 pandemic. The Company has implemented business continuity plans and has instructed all employees that can work from home to do so, has implemented travel restrictions and has conducted virtual customer and employee meetings. These decisions may delay or reduce sales and harm productivity and collaboration. Incremental expenses incurred related to the COVID-19 pandemic included incremental vendor costs and premium wages paid to certain employees as well as costs to clean and disinfect the Company’s facilities more frequently. As a result of the incremental expenses, starting in the second quarter of 2020, the Company invoiced certain customers COVID-19-related sales surcharges to recoup some of the expenses. In the second half of 2020, the Company also received certain government subsidies in connection with COVID-19, primarily related to employee wages at certain international locations. The Company could continue to incur such costs in future periods, however, the impact of such costs on the Company’s business, results of operations, liquidity and overall financial performance cannot be predicted at this time. The Company recorded COVID-19 recoveries, net of $0.9 million, related to an insurance reimbursement for COVID-19 expenses, and incurred $0.8 million of incremental expense during the three months ended March 31, 2021 and 2020, respectively. The Company also continues to work closely with its clients to support them as they implement their own contingency plans, helping them access the Company’s services and products and continue to meet their regulatory requirements.

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

Multiemployer Pension Plans Obligation

On April 13, 2020, LSC Communications, Inc. (“LSC”) announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code (“LSC Chapter 11 Filing”). LSC and the Company separated from R. R. Donnelley & Sons Company (“RRD”) in a tax-free distribution to shareholders effective October 1, 2016 (the “Separation”). In the second quarter of 2020, the Company became aware that, subsequent to the LSC Chapter 11 Filing, LSC failed to make certain required monthly and quarterly withdrawal liability payments to multiemployer pension plans from which RRD had withdrawn prior to the Separation. Responsibility for certain pre-Separation withdrawal liability obligations, resulting in such monthly and quarterly payment obligations (the “LSC MEPP Liabilities”), had been assigned to LSC pursuant to the September 14, 2016 Separation and Distribution Agreement among the Company, RRD and LSC (the “Separation Agreement”), however, the Company and RRD remained jointly and severally liable for the LSC MEPP Liabilities pursuant to laws and regulations governing multiemployer pension plans. The Company believes the total undiscounted LSC MEPP Liabilities for which LSC was responsible at the time of the LSC Chapter 11 Filing were approximately $103 million (or approximately $57 million on a discounted basis, assuming a blended discount rate of approximately 10%) and were payable over approximately a 15-year period (through 2034), with annual payments ranging from $1.6 million to $8.5 million at the time.

On July 24, 2020, the Company and RRD signed an agreement agreeing to submit to mediation and, if required, arbitration to determine the final liability allocation between the Company and RRD with respect to the LSC MEPP Liabilities. DFIN and RRD also agreed to share all required monthly and quarterly withdrawal liability payment obligations that become due during the mediation/arbitration period, with an adjustment and repayment to be made for any such payments according to the final allocation. The Company and RRD were unable to agree on the final liability allocation in mediation and on March 22, 2021 submitted the matter to arbitration pursuant to the terms of the Separation Agreement.

The Company is required to record a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. In 2020, the Company recorded a charge of $19.0 million and had $15.2 million accrued as of December 31, 2020 for its estimated payments related to the LSC MEPP Liabilities, including the Company’s low end of the range of potential outcomes as well as the Company’s estimated shared payments until a final allocation is determined.

In March 2021 and April 2021, the Company and RRD reached settlements with two of the LSC multiemployer pension plan funds, which represented approximately $59 million of the estimated $103 million total undiscounted LSC MEPP Liabilities at the time of the LSC Chapter 11 filing. The Company and RRD each made, or are expecting to make, lump sum payments in the second quarter of 2021 to settle all obligations related to these funds. An adjustment and repayment will be made, as needed, based on the final allocation of the LSC MEPP Liabilities between the Company and RRD.

As of March 31, 2021, the Company had $21.5 million accrued related to the settlement with the two funds, as described above, the remaining contingent liability and the Company’s estimated share of required payments until a final allocation is determined. The Company is not able to reasonably estimate the maximum potential loss due to the uncertainty related to the outcome of the final allocation of the LSC MEPP Liabilities between the Company and RRD. The expense associated with this liability has been recorded in SG&A expense within the Corporate segment in the Company’s Unaudited Condensed Consolidated Statements of Operations.

There can be no assurance that the Company’s actual future liabilities relating to the LSC MEPP Liabilities will not differ materially from the contingency amount recorded in the Company’s Unaudited Condensed Consolidated Financial Statements. The Company’s outstanding LSC MEPP Liabilities could also be affected by the financial stability of other employers participating in such plans and decisions by those employers to withdraw from such plans in the future, including the financial stability of RRD.

Financial Review

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s significant accounting policies and critical estimates are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 25, 2021 (the “Annual Report”).

In the financial review that follows, the Company discusses its unaudited condensed consolidated results of operations, cash flows and certain other information. This discussion should be read in conjunction with the Company’s Unaudited Condensed Consolidated Financial Statements and the related notes.

Results of Operations for the Three Months Ended March 31, 2021 as Compared to the Three Months Ended March 31, 2020

The following table shows the results of operations for the three months ended March 31, 2021:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales
Tech-enabled services	$118.5	$81.9	$36.6	44.7%
Software solutions	60.3	47.3	13.0	27.5%
Print and distribution	66.5	91.5	(25.0)	(27.3%)
Total net sales	245.3	220.7	24.6	11.1%
Cost of sales (1)
Tech-enabled services	41.0	42.8	(1.8)	(4.2%)
Software solutions	24.5	24.8	(0.3)	(1.2%)
Print and distribution	44.8	68.7	(23.9)	(34.8%)
Total cost of sales	110.3	136.3	(26.0)	(19.1%)
Selling, general and administrative expenses (1)	73.5	57.0	16.5	28.9%
Depreciation and amortization	9.8	12.4	(2.6)	(21.0%)
Restructuring, impairment and other charges, net	0.8	3.1	(2.3)	(74.2%)
Income from operations	50.9	11.9	39.0	nm
Interest expense, net	5.3	4.6	0.7	15.2%
Investment and other income, net	(0.8)	(0.4)	(0.4)	100.0%
Earnings before income taxes	46.4	7.7	38.7	nm
Income tax expense	11.2	3.6	7.6	nm
Net earnings	$35.2	$4.1	$31.1	nm

(1)	Exclusive of depreciation and amortization.

nm – Not meaningful

Consolidated

Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

Net sales of tech-enabled services for the three months ended March 31, 2021 increased $36.6 million, or 44.7%, to $118.5 million versus the three months ended March 31, 2020. Net sales of tech-enabled services increased primarily due to increased capital markets transactional volumes.

Net sales of software solutions for the three months ended March 31, 2021 increased $13.0 million, or 27.5%, to $60.3 million versus the three months ended March 31, 2020. Net sales of software solutions increased primarily due to higher Venue, ArcDigital, ArcPro and ActiveDisclosure volumes.

Net sales of print and distribution for the three months ended March 31, 2021 decreased $25.0 million, or 27.3%, to $66.5 million versus the three months ended March 31, 2020, primarily due to lower mutual fund volumes as a result of SEC Rule 30e-3 eliminating print requirements and lower commercial print volumes.

Tech-enabled services cost of sales for the three months ended March 31, 2021 decreased $1.8 million, or 4.2%, to $41.0 million, compared to the three months ended March 31, 2020, primarily due to a favorable sales mix and cost control initiatives, partially offset by the impact of higher sales volumes and higher incentive compensation expense. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales decreased 17.7% primarily as a result of a favorable sales mix and cost control initiatives, partially offset by higher incentive compensation expense.

Software solutions cost of sales decreased $0.3 million, or 1.2%, to $24.5 million, for the three months ended March 31, 2021 versus the three months ended March 31, 2020, primarily due to a favorable sales mix and cost control initiatives, partially offset by the impact of higher sales volumes. As a percentage of software solutions net sales, software solutions cost of sales decreased 11.8% primarily as a result of a favorable sales mix and cost control initiatives.

Print and distribution cost of sales decreased $23.9 million, or 34.8%, to $44.8 million, for the three months ended March 31, 2021 versus the three months ended March 31, 2020. Print and distribution cost of sales decreased due to the impact of lower sales volume, cost savings as a result of consolidation of the print platform and lower allocation of overhead costs. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 7.7% primarily as a result of the print platform consolidation savings and lower allocation of overhead costs.

SG&A expenses increased $16.5 million, or 28.9%, to $73.5 million, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to $7.3 million of expense for the LSC multiemployer pension plans obligation, higher selling expense as a result of increased sales volume and higher incentive compensation expense. As a percentage of net sales, SG&A expenses increased from 25.8% for the three months ended March 31, 2020 to 30.0% for the three months ended March 31, 2021, primarily due to the LSC multiemployer pension plans obligation charge, higher selling expense and higher incentive compensation expense.

Depreciation and amortization decreased $2.6 million, or 21.0%, to $9.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to intangible assets that were fully amortized by the end of fiscal year 2020. Depreciation and amortization included $0.2 million and $3.4 million of amortization of other intangible assets related primarily to customer relationships and a tradename for the three months ended March 31, 2021 and 2020, respectively.

Restructuring, impairment and other charges, net for the three months ended March 31, 2021, were $0.8 million, as compared to $3.1 million for the three months ended March 31, 2020. In 2021, these charges included $0.2 million of employee termination costs and $0.6 million of other restructuring charges. In 2020, these charges included $1.6 million of employee termination costs for approximately 50 employees and $1.5 million for other charges, primarily related to the realignment of the Company’s operating segments.

Income from operations for the three months ended March 31, 2021 increased $39.0 million to $50.9 million versus the three months ended March 31, 2020, primarily due to higher sales volumes, a favorable sales mix and cost savings initiatives, partially offset by higher incentive compensation expense, the LSC multiemployer pension plans obligation charge and higher selling expense as a result of increased sales volume.

Interest expense, net increased $0.7 million to $5.3 million for the three months ended March 31, 2021 versus the same period in 2020, primarily due to the $2.3 million gain on debt extinguishment recorded during three months ended March 31, 2020, as further described in Note 8, Debt, to the Unaudited Condensed Consolidated Financial Statements, partially offset by a lower Revolver Facility (as defined below) balance as of March 31, 2021 as compared to March 31, 2020.

Investment and other income, net for both the three months ended March 31, 2021 and the three months ended March 31, 2020 primarily consisted of net pension plan income.

The effective income tax rate was 24.1% for the three months ended March 31, 2021 compared to 46.8% for the three months ended March 31, 2020. The decrease in the effective income tax rate for the three months ended March 31, 2021 was primarily driven by the favorable impact of a discrete adjustment associated with vesting of the Company employees’ equity awards during the three months ended March 31, 2021 along with the Company’s inability to recognize a tax benefit on certain losses during the three months ended March 31, 2020.

Information by Segment

The following tables summarize net sales, income (loss) from operations, operating margin and certain items impacting comparability within each of the operating segments and Corporate.

Capital Markets – Software Solutions

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales	$38.5	$31.2	$7.3	23.4%
Income from operations	6.5	1.8	4.7	nm
Operating margin	16.9%	5.8%
Items impacting comparability
Restructuring, impairment and other charges, net	—	0.3	(0.3)	(100.0%)
Non-income tax expense	0.1	—	0.1	nm

nm – Not meaningful

Net sales for the three months ended March 31, 2021 were $38.5 million, an increase of $7.3 million, or 23.4%, as compared to the three months ended March 31, 2020. Net sales increased primarily due to higher Venue and ActiveDisclosure volumes.

Income from operations increased $4.7 million to $6.5 million for the three months ended March 31, 2021 as compared to $1.8 million for the three months ended March 31, 2020, primarily due to higher sales volumes, a favorable sales mix and cost control initiatives, partially offset by higher selling expense as a result of increased sales volume.

Operating margins increased from 5.8% for the three months ended March 31, 2020 to 16.9% for the three months ended March 31, 2021, primarily due to a favorable sales mix and the impact of cost control initiatives, partially offset by higher selling expense as a result of increased sales volume.

Capital Markets – Compliance and Communications Management

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales	$138.5	$99.1	$39.4	39.8%
Income from operations	59.1	21.4	37.7	nm
Operating margin	42.7%	21.6%
Items impacting comparability
Restructuring, impairment and other charges, net	—	0.5	(0.5)	(100.0%)
COVID-19 related (recoveries) expenses, net	(0.2)	0.3	(0.5)	nm

nm – Not meaningful

Net sales for the three months ended March 31, 2021 were $138.5 million, an increase of $39.4 million, or 39.8%, as compared to the three months ended March 31, 2020, primarily due to higher transactional volumes, partially offset by lower compliance volumes.

Income from operations increased $37.7 million to $59.1 million for the three months ended March 31, 2021 as compared to $21.4 million for the three months ended March 31, 2020, primarily due to higher sales volumes, a favorable sales mix, cost control initiatives and a decrease in depreciation and amortization expense, partially offset by higher selling expense as a result of increased sales volume, higher allocation of overhead costs and higher incentive compensation expense.

Operating margins increased from 21.6% for the three months ended March 31, 2020 to 42.7% for the three months ended March 31, 2021, primarily due to a favorable sales mix and the impact of cost control initiatives, partially offset by higher selling expense as a result of increased sales volume, higher allocation of overhead costs and higher incentive compensation expense.

Investment Companies – Software Solutions

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales	$21.8	$16.1	$5.7	35.4%
Income from operations	2.0	0.1	1.9	nm
Operating margin	9.2%	0.6%
Items impacting comparability
Restructuring, impairment and other charges, net	—	0.3	(0.3)	(100.0%)

nm – Not meaningful

Net sales for the three months ended March 31, 2021 were $21.8 million, an increase of $5.7 million, or 35.4%, as compared to the three months ended March 31, 2020, primarily due to higher ArcDigital and ArcPro volumes.

Income from operations increased $1.9 million to $2.0 million for the three months ended March 31, 2021, as compared to $0.1 million for the three months ended March 31, 2020, primarily due to higher sales volumes and a favorable sales mix, partially offset by higher incentive compensation expense.

Operating margins increased from 0.6% for the three months ended March 31, 2020 to 9.2% for the three months ended March 31, 2021, primarily due to the impact of higher sales volume and a favorable sales mix, partially offset by higher incentive compensation expense.

Investment Companies – Compliance and Communications Management

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales	$46.5	$74.3	$(27.8)	(37.4%)
Income from operations	6.3	2.1	4.2	nm
Operating margin	13.5%	2.8%
Items impacting comparability
Restructuring, impairment and other charges, net	0.7	0.4	0.3	75.0%
COVID-19 related (recoveries) expenses, net	(0.7)	0.5	(1.2)	nm

nm – Not meaningful

Net sales for the three months ended March 31, 2021 were $46.5 million, a decrease of $27.8 million, or 37.4%, as compared to the three months ended March 31, 2020, primarily due to lower mutual funds compliance volumes as a result of the SEC Rule 30e-3 eliminating print requirements and commercial print volumes.

Income from operations increased $4.2 million to $6.3 million for the three months ended March 31, 2021, as compared to $2.1 million for the three months ended March 31, 2020, primarily due to cost savings as a result of consolidation of the print platform, a favorable sales mix, lower allocation of overhead costs and a decrease in depreciation and amortization expense, partially offset by lower sales volume and higher incentive compensation expense.

Operating margins increased from 2.8% for the three months ended March 31, 2020 to 13.5% for the three months ended March 31, 2021, primarily due to costs savings as a result of consolidation of the print platform, a favorable sales mix, lower allocation of overhead costs and a decrease in depreciation and amortization expense, partially offset by lower sales volume and higher incentive compensation expense.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating expenses	$23.0	$13.5
Items impacting comparability
Share-based compensation expense	3.1	2.3
Restructuring, impairment and other charges, net	0.1	1.6
LSC multiemployer pension plans obligation	7.3	—
eBrevia contingent consideration	—	(0.4)

Corporate operating expenses for the three months ended March 31, 2021 increased $9.5 million versus the same period in 2020, primarily due to the $7.3 million charge related to the LSC multiemployer pension plans obligation and higher incentive compensation expense, partially offset by lower restructuring, impairment and other charges, net.

Non-GAAP Measures

The Company believes that certain Non-GAAP measures, such as Non-GAAP adjusted EBITDA (“Adjusted EBITDA”), provide useful information about the Company’s operating results and enhance the overall ability to assess the Company’s financial performance. The Company uses these measures, together with other measures of performance under U.S. Generally Accepted Accounting Principles (“GAAP”), to compare the relative performance of operations in planning, budgeting and reviewing the performance of its business. Adjusted EBITDA allows investors to make a more meaningful comparison between the Company’s core business operating results over different periods of time. The Company believes that Adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provides useful information about the Company’s business without regard to potential distortions. By eliminating potential differences in results of operations between periods caused by factors such as historic cost and age of assets, restructuring, impairment and other charges as well as other items, as described below, the Company believes that Adjusted EBITDA can provide a useful additional basis for comparing the current performance of the underlying operations being evaluated.

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

•

COVID-19 related (recoveries) expenses, net. Insurance recoveries recognized and incremental expenses incurred as a result of the COVID-19 pandemic. Incremental expenses included incremental vendor costs and premium wages paid to certain employees as well as costs to clean and disinfect the Company’s facilities more frequently.

A reconciliation of GAAP net earnings to Adjusted EBITDA for the three months ended March 31, 2021 and 2020 is presented in the following table:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net earnings	$35.2	$4.1
Restructuring, impairment and other charges, net	0.8	3.1
Share-based compensation expense	3.1	2.3
LSC multiemployer pension plans obligation	7.3	—
Loss on equity investment	0.2	—
Non-income tax expense	0.1	—
COVID-19 related (recoveries) expenses, net	(0.9)	0.8
eBrevia contingent consideration	—	(0.4)
Depreciation and amortization	9.8	12.4
Interest expense, net	5.3	4.6
Investment and other income, net	(1.0)	(0.4)
Income tax expense	11.2	3.6
Adjusted EBITDA	$71.1	$30.1

Restructuring, impairment and other charges, net—The three months ended March 31, 2021 included $0.2 million of employee termination costs and $0.6 million for other restructuring costs. The three months ended March 31, 2020 included $1.6 million of employee termination costs and $1.5 million for other charges, primarily related to the realignment of the Company’s operating segments.

Share-based compensation expense—Included charges of $3.1 million and $2.3 million for the three months ended March 31, 2021 and 2020, respectively.

LSC multiemployer pension plans obligation—Included charges of $7.3 million for the three months ended March 31, 2021 for the Company’s accrual related to the LSC MEPP Liabilities. Refer to Note 7, Commitments and Contingencies, for additional information.

Loss on equity investment—Included an unrealized loss of $0.2 million for the three months ended March 31, 2021.

Non-income tax expense—Included a charge of $0.1 million for the three months ended March 31, 2021 for the Company’s accrual for certain estimated non-income tax exposures. Refer to Note 7, Commitments and Contingencies, for additional information.

COVID-19 related (recoveries) expenses, net—The three months ended March 31, 2021 included recoveries of $0.9 million, primarily related to an insurance reimbursement of COVID-19 related expenses. The three months ended March 31, 2020 included charges of $0.8 million, primarily related to incremental vendor costs, premium wages and incentive compensation paid to certain employees, as described above.

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

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes. The Company has the ability to repatriate any previously taxed foreign cash associated with the foreign earnings subject to the U.S. parent with minimal tax consequences. The Company maintains its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S., with the exception of the previously taxed foreign cash already subject to U.S. tax. The Company did not make cash repatriations during 2020 and does not plan to make any cash repatriations during 2021.

Cash and cash equivalents were $38.5 million at March 31, 2021, which included $33.8 million in the U.S. and $4.7 million at international locations.

The following describes the Company’s cash flows for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net cash used in operating activities	$(38.3)	$(37.1)
Net cash used in investing activities	(8.0)	(8.2)
Net cash provided by financing activities	10.8	37.5
Effect of exchange rate on cash and cash equivalents	0.4	(1.7)
Net decrease in cash and cash equivalents	$(35.1)	$(9.5)

Cash Flows Used in Operating Activities

Operating cash inflows and outflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor, rent, raw materials and other operating activities.

Net cash used in operating activities was $38.3 million for the three months ended March 31, 2021 compared to $37.1 million used in the three months ended March 31, 2020. The increase in cash used in operating activities of $1.2 million was primarily due to higher incentive compensation and commission payments during the three months ended March 31, 2021, partially offset by favorable operating results and a decrease in interest paid. Accounts payable and accrued liabilities and other decreased operating cash flows by $16.5 million for the three months ended March 31, 2021, as compared to $8.5 million increase in operating cash flows for the three months ended March 31, 2020, primarily due to higher incentive compensation and commission payments. Prepaid expense and other current assets decreased operating cash flows by $12.7 million for the three months ended March 31, 2021, as compared to $4.7 million for the three months ended March 31, 2020. The Company’s interest payments decreased by $2.3 million to $0.3 million for the three months ended March 31, 2021 from $2.6 million, primarily due to interest payments made as part of the partial purchase and retirement of the Notes during the three months ended March 31, 2020.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $8.0 million for the three months ended March 31, 2021, which consisted of capital expenditures of $8.0 million, mostly driven by investments in software development. The Company expects that capital expenditures for 2021 will be approximately $45 million.

Net cash used in investing activities was $8.2 million for the three months ended March 31, 2020, and primarily consisted of capital expenditures of $6.9 million, mostly driven by investments in software development.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $10.8 million for the three months ended March 31, 2021. During the three months ended March 31, 2021, the Company received $105.0 million of proceeds from the Revolving Facility borrowings, partially offset by $83.0 million of payments on the Revolving Facility borrowings. The Company’s common stock repurchases for the three months ended March 31, 2021 totaled $11.2 million, which were comprised of share repurchases of $2.9 million under the stock repurchase program and $8.3 million of repurchases associated with vesting of the Company employees’ equity awards.

Net cash provided by financing activities was $37.5 million for the three months ended March 31, 2020. During the three months ended March 31, 2020, the Company received $146.5 million of proceeds from the Revolving Facility borrowings, partially offset by $40.5 million of payments on the Revolving Facility borrowings, as well as utilized $63.3 million for the purchase and retirement of certain of the Company’s Notes. The Company’s common stock repurchases for the three months ended March 31, 2020 totaled $5.2 million.

Debt

The Company’s debt as of March 31, 2021 and December 31, 2020 consisted of the following (in millions):

	March 31, 2021	December 31, 2020
8.25% senior notes due October 15, 2024	$233.0	$233.0
Borrowings under the Revolving Facility	22.0	—
Unamortized debt issuance costs	(2.3)	(2.5)
Total long-term debt	$252.7	$230.5

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

The Notes are fully and unconditionally as well as jointly and severally guaranteed, on an unsecured basis, by the Guarantors, which are comprised of each of the Company’s existing and future direct and indirect wholly-owned U.S. subsidiaries that guarantee the Company’s obligations under the Credit Facilities, including Donnelley Financial, LLC and DFS International Holding, Inc. The Notes are not guaranteed by the Company’s foreign subsidiaries or unrestricted subsidiaries (“Nonguarantors”). The Indenture governing the Notes contains certain covenants applicable to the Company and its restricted subsidiaries, including limitations on: (1) liens; (2) indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries. Each of these covenants is subject to important exceptions and qualifications. The Company may redeem the Notes, in whole or in part, on or after October 15, 2021, but prior to October 14, 2022 at the redemption price of 102.063%, and at the redemption price of 100.000% beginning on October 15, 2022 and thereafter, in each case, plus accrued and unpaid interest, if any.

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

	March 31, 2021	December 31, 2020
	(in millions)
Current assets	$262.7	$226.2
Noncurrent assets	959.1	931.7
Current liabilities	237.6	235.8
Noncurrent liabilities	376.3	370.9

Three Months Ended
March 31, 2021
(in millions)
Total net sales	$216.6
Total cost of sales	95.2
Income from operations	45.8
Net earnings	31.4

During the three months ended March 31, 2021, Nonguarantors intercompany revenue and cost of sales totaled $1.0 million each. As of March 31, 2021, and December 31, 2020, an intercompany short-term note receivable due to Nonguarantors from the Parent totaled $30.0 million and $27.5 million, respectively.

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

As of March 31, 2021, there was $22.0 million of borrowings outstanding under the Revolving Facility. The maturity date of the Revolving Facility is December 18, 2023. Based on the Company’s results of operations for the twelve months ended March 31, 2021 and existing debt, the Company would have had the ability to utilize the remaining $278.0 million of the $300.0 million Revolving Facility and not have been in violation of the terms of the agreement.

The current availability under the Revolving Facility and net available liquidity as of March 31, 2021 is shown in the table below:

March 31, 2021
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	22.0
Impact on availability related to outstanding letters of credit	—
$22.0

Current availability	$278.0
Cash	38.5
Net Available Liquidity	$316.5

The Company was in compliance with its debt covenants as of March 31, 2021, and expects to remain in compliance based on management’s estimates of operating and financial results for 2021 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of March 31, 2021, the Revolving Facility is supported by sixteen U.S. and international financial institutions. As of March 31, 2021, the Company had $3.7 million in outstanding letters of credit and bank guarantees, of which none reduced the availability under the Revolving Facility.

As of March 31, 2021, the Company met all the conditions required to borrow under the Revolving Facility, and management expects the Company to continue to meet the applicable borrowing conditions.

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

Critical Accounting Policies and Estimates

There were no changes to critical accounting policies and estimates from those disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Annual Report.

New Accounting Pronouncements

Recently adopted accounting standards and their effect on the Company’s Unaudited Condensed Consolidated Financial Statements are described in Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to the Company’s market risk previously disclosed in the Annual Report.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

(b)	Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There were no material changes during the three months ended March 31, 2021 to the risk factors identified in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
January 1, 2021 - January 31, 2021	5,974	$16.97	5,974	$14,646,532
February 1, 2021 - February 28, 2021	—	—	—	50,000,000
March 1, 2021 - March 31, 2021 (b)	414,174	28.06	120,708	46,690,679
Total	420,148	$27.91	126,682

(a)

On February 2, 2020, the Board of Directors (the “Board”) authorized a stock repurchase program, under which the Company is authorized to repurchase up to $25.0 million of its outstanding common stock from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations. On February 18, 2021, the Board authorized an increase to its stock repurchase program to bring the total remaining available repurchase authorization for shares on or after February 18, 2021 to $50 million and extended the expiration date of the repurchase program through December 31, 2022. The stock repurchase program may be suspended or discontinued at any time. The timing and amount of any shares repurchased are determined by the Company based on its evaluation of market conditions and other factors and may be completed from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so.

(b)	Includes 20,000 shares, valued at $0.5 million, for which the Company placed orders prior to or on March 31, 2021 that were not settled until the second quarter of 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.1

Indenture, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.2

Description of the Donnelley Financial Solutions, Inc. Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated December 31, 2019, filed on February 26, 2020)

10.1

Credit Agreement, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.2

Amendment No. 1 to Credit Agreement, dated as of October 2, 2017, among Donnelley Financial Solutions, Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2017, filed on November 2, 2017)

10.3

Amendment No. 2 to Credit Agreement, dated as of December 18, 2018, by and among Donnelley Financial Solutions, Inc., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2018, filed on December 18, 2018)

10.4

2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.5

Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2017, filed on May 23, 2017)*

10.6

Amendment to the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan dated May 20, 2019 (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A (file No. 001-37728) filed April 22, 2019)*

10.7

Amendment to Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan dated June 27, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 10-Q dated June 30, 2019, filed on August 1, 2019)*

10.8

Donnelley Financial Solutions, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K dated December 31, 2020, filed on February 25, 2021)*

10.9

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to R.R Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.10

Donnelley Financial Solutions, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.11

Donnelley Financial Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.12

Donnelley Financial Solutions, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 15, 2020, filed on July 20, 2020)*

10.13

Letter Agreement to Employment Agreement, dated as of April 20, 2018, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 10, 2018, filed on April 16, 2018)*

10.14

Amended and Restated Employment Agreement, dated as of July 13, 2017, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 13, 2017, filed on July 14, 2017)*

10.15

Amendment dated as of July 15, 2020 to Amended and Restated Employment Agreement dated as of July 13, 2017 between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 15, 2020, filed on July 20, 2020)*

10.16

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and Thomas F. Juhase (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.17

Waiver of Severance Benefits, dated as of June 1, 2017, by and between Thomas F. Juhase and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.18

Agreement dated June 26, 2020, between Donnelley Financial Solutions, Inc. and Thomas F. Juhase (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 26, 2020, filed on June 26, 2020)*

10.19

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and David A. Gardella (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.20

Waiver of Severance Benefits, dated as of June 1, 2017, by and between David A. Gardella and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.21

Assignment of Severance Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and Jennifer B. Reiners (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.22

Waiver of Severance Benefits, dated as of June 1, 2017, by and between Jennifer B. Reiners and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.23	Donnelley Financial Solutions Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 2, 2018, filed on March 13, 2018)*

10.24	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated December 31, 2017, filed on February 28, 2018)*

10.25	Form of Performance Share Unit Award Agreement (for 2019) (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2018, filed on May 2, 2019)*

10.26	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.27	Form of Restricted Stock Unit Award (2021) (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K dated December 31, 2020, filed on February 25, 2021)*

10.28	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.29	Form of Performance Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2020, filed on March 6, 2020)*

10.30	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 2, 2020, filed on March 6, 2020)*

10.31

Form of Performance Restricted Stock Unit Award Agreement (2021) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K dated December 31, 2020, filed on February 25, 2021)*

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

Date: May 5, 2021