Form 10-Q
period 2021-06-30
Donnelley Financial Solutions, Inc.
filed 2021-08-04
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes  ☐    No  ☒

As of July 30, 2021, 33,606,833 shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

Forward-looking statements are not guarantees of future performance. These forward-looking statements are subject to a number of important factors, including those factors discussed in detail in “Item 1A: Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021 (the “Annual Report”), in addition to those discussed elsewhere in this Quarterly Report, that could cause the Company’s actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

•
the adverse impacts of the pandemic resulting from a novel strain of coronavirus, known as COVID-19 (“COVID-19”), and other global public health epidemics on the Company’s business and operations, including demand for DFIN services and products, and the Company’s ability to effectively manage the impacts of the coronavirus pandemic on its business operations;
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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Operations

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales
Tech-enabled services	$134.0	$115.4	$252.5	$197.3
Software solutions	66.6	47.6	126.9	94.9
Print and distribution	66.9	91.0	133.4	182.5
Total net sales	267.5	254.0	512.8	474.7
Cost of sales (a)
Tech-enabled services	42.7	47.5	83.7	90.3
Software solutions	25.1	23.7	49.6	48.5
Print and distribution	49.7	66.3	94.5	135.0
Total cost of sales	117.5	137.5	227.8	273.8
Selling, general and administrative expenses (a)	75.1	72.8	148.6	129.8
Depreciation and amortization	10.1	14.7	19.9	27.1
Restructuring, impairment and other charges, net	2.8	25.1	3.6	28.2
Income from operations	62.0	3.9	112.9	15.8
Interest expense, net	5.9	6.3	11.2	10.9
Investment and other income, net	(1.5)	(0.5)	(2.3)	(0.9)
Earnings (loss) before income taxes	57.6	(1.9)	104.0	5.8
Income tax expense (benefit)	14.7	(0.6)	25.9	3.0
Net earnings (loss)	$42.9	$(1.3)	$78.1	$2.8

Net earnings (loss) per share:
Basic	$1.27	$(0.04)	$2.32	$0.08
Diluted	$1.24	$(0.04)	$2.26	$0.08
Weighted average number of common shares outstanding:
Basic	33.7	34.0	33.6	34.1
Diluted	34.5	34.0	34.5	34.1

(a)
Exclusive of depreciation and amortization

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net earnings (loss)	$42.9	$(1.3)	$78.1	$2.8

Other comprehensive income (loss), net of tax:
Translation adjustments	(0.4)	1.1	0.5	(1.7)
Adjustment for net periodic pension and other postretirement benefits plan	0.8	0.5	1.4	1.1
Other comprehensive income (loss), net of tax	0.4	1.6	1.9	(0.6)
Comprehensive income	$43.3	$0.3	$80.0	$2.2

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Balance Sheets

(in millions, except per share data)

(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$39.9	$73.6
Receivables, less allowances for expected losses of $13.4 in 2021 (2020 - $10.5)	266.0	173.5
Inventories	4.3	4.9
Prepaid expenses and other current assets	14.4	9.7
Assets held for sale	5.5	5.5
Total current assets	330.1	267.2
Property, plant and equipment, net	18.7	12.0
Operating lease right-of-use assets	48.5	52.5
Software, net	51.9	51.2
Goodwill	410.1	409.9
Other intangible assets, net	9.3	9.8
Deferred income taxes, net	28.4	34.0
Other noncurrent assets	34.5	29.0
Total assets	$931.5	$865.6
LIABILITIES
Accounts payable	$59.7	$54.2
Operating lease liabilities	19.1	19.7
Accrued liabilities	158.4	164.6
Total current liabilities	237.2	238.5
Long-term debt	240.9	230.5
Deferred compensation liabilities	20.7	20.8
Pension and other postretirement benefits plan liabilities	46.4	51.0
Noncurrent operating lease liabilities	45.4	51.0
Other noncurrent liabilities	21.3	26.0
Total liabilities	611.9	617.8
Commitments and Contingencies (Note 7)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and outstanding: 35.9 shares and 33.6 shares in 2021 (2020 - 34.9 shares and 33.3 shares)	0.4	0.3
Treasury stock, at cost: 2.3 shares in 2021 (2020 - 1.6 shares)	(35.1)	(16.0)
Additional paid-in capital	249.6	238.8
Retained earnings	183.6	105.5
Accumulated other comprehensive loss	(78.9)	(80.8)
Total equity	319.6	247.8
Total liabilities and equity	$931.5	$865.6

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Cash Flows

(in millions)

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net earnings	$78.1	$2.8
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	19.9	27.1
Provision for expected losses on accounts receivable	2.1	4.0
Impairment charges	—	12.1
Share-based compensation	9.0	5.4
Gain on debt extinguishment	—	(2.3)
Deferred income taxes	5.0	(4.9)
Net pension plan income	(2.1)	(1.0)
Amortization of right-of-use assets	8.7	12.1
Other	1.2	0.2
Changes in operating assets and liabilities:
Accounts receivable, net	(94.4)	(93.6)
Inventories	0.6	0.1
Prepaid expenses and other current assets	(5.3)	(1.6)
Accounts payable	4.0	(4.6)
Income taxes payable and receivable	(3.9)	6.6
Accrued liabilities and other	(19.3)	25.3
Operating lease liabilities	(10.6)	(11.1)
Pension and other postretirement benefits plan contributions	(0.7)	(0.5)
Net cash used in operating activities	(7.7)	(23.9)
INVESTING ACTIVITIES
Capital expenditures	(17.7)	(15.7)
Purchase of investment	—	(1.0)
Proceeds from sale of investment	—	12.8
Other investing activities	—	(0.3)
Net cash used in investing activities	(17.7)	(4.2)
FINANCING ACTIVITIES
Revolving facility borrowings	228.0	240.5
Payments on revolving facility borrowings	(218.0)	(120.5)
Payments on long-term debt	—	(63.3)
Debt issuance costs	(2.8)	—
Treasury share repurchases	(19.1)	(5.3)
Proceeds from exercise of stock options	2.0	—
Other financing activities	—	(1.9)
Net cash (used in) provided by financing activities	(9.9)	49.5
Effect of exchange rate on cash and cash equivalents	1.6	(1.2)
Net (decrease) increase in cash and cash equivalents	(33.7)	20.2
Cash and cash equivalents at beginning of year	73.6	17.2
Cash and cash equivalents at end of period	$39.9	$37.4
Supplemental cash flow information
Income taxes paid (net of refunds)	$24.3	$1.2
Interest paid	$10.6	$13.7

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended June 30, 2021 and 2020

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	35.6	$0.4	2.0	$(27.7)	$241.9	$140.7	$(79.3)	$276.0
Net earnings	—	—	—	—	—	42.9	—	42.9
Other comprehensive income	—	—	—	—	—	—	0.4	0.4
Share-based compensation	—	—	—	—	5.9	—	—	5.9
Common stock repurchases	—	—	0.3	(7.1)	—	—	—	(7.1)
Issuance of share-based awards, net of withholdings and other	0.3	—	—	(0.3)	1.8	—	—	1.5
Balance at June 30, 2021	35.9	$0.4	2.3	$(35.1)	$249.6	$183.6	$(78.9)	$319.6

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	34.8	$0.3	1.0	$(9.4)	$227.5	$135.5	$(86.8)	$267.1
Net loss	—	—	—	—	—	(1.3)	—	(1.3)
Other comprehensive loss	—	—	—	—	—	—	1.6	1.6
Share-based compensation	—	—	—	—	3.1	—	—	3.1
Issuance of share-based awards, net of withholdings and other	0.1	—	0.1	(0.1)	—	—	—	(0.1)
Balance at June 30, 2020	34.9	$0.3	1.1	$(9.5)	$230.6	$134.2	$(85.2)	$270.4

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2021 and 2020

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	34.9	$0.3	1.6	$(16.0)	$238.8	$105.5	$(80.8)	$247.8
Net earnings	—	—	—	—	—	78.1	—	78.1
Other comprehensive income	—	—	—	—	—	—	1.9	1.9
Share-based compensation	—	—	—	—	9.0	—	—	9.0
Common stock repurchases	—	—	0.4	(10.5)	—	—	—	(10.5)
Issuance of share-based awards, net of withholdings and other	1.0	0.1	0.3	(8.6)	1.8	—	—	(6.7)
Balance at June 30, 2021	35.9	$0.4	2.3	$(35.1)	$249.6	$183.6	$(78.9)	$319.6

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	34.5	$0.3	0.3	$(4.2)	$225.2	$131.9	$(84.6)	$268.6
Net earnings	—	—	—	—	—	2.8	—	2.8
Other comprehensive loss	—	—	—	—	—	—	(0.6)	(0.6)
Adoption of ASU 2016-13	—	—	—	—	—	(0.5)	—	(0.5)
Share-based compensation	—	—	—	—	5.4	—	—	5.4
Common stock repurchases	—	—	0.6	(3.8)	—	—	—	(3.8)
Issuance of share-based awards, net of withholdings and other	0.4	—	0.2	(1.5)	—	—	—	(1.5)
Balance at June 30, 2020	34.9	$0.3	1.1	$(9.5)	$230.6	$134.2	$(85.2)	$270.4

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

Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with GAAP requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s significant accounting policies and critical accounting estimates are disclosed in the Annual Report.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Inventory—The components of the Company’s inventories stated at the lower of cost or market, net of excess and obsolescence reserves for raw materials, at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Raw materials and manufacturing supplies	$1.5	$2.5
Work in process	2.8	2.4
Total	$4.3	$4.9

Property, Plant and Equipment—The components of the Company’s property, plant and equipment, net at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Land	$0.3	$0.3
Buildings	20.2	24.1
Machinery and equipment	87.9	98.4
	108.4	122.8
Less: Accumulated depreciation	(89.7)	(110.8)
Total	$18.7	$12.0

Depreciation expense was $1.7 million and $4.1 million for the three months ended June 30, 2021 and 2020, respectively, and $3.1 million and $5.8 million for the six months ended June 30, 2021 and 2020, respectively.

Assets Held for Sale—As of June 30, 2021 and December 31, 2020, the Company had one real estate property, primarily consisting of land and an office building, held for sale with a carrying value of $5.5 million.

Software—Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software, excluding amortization expense related to other intangible assets, was $8.1 million and $7.3 million for the three months ended June 30, 2021 and 2020, respectively, and $16.3 million and $14.6 million for the six months ended June 30, 2021 and 2020, respectively.

Investments—The carrying value of the Company’s investments in equity securities was $13.3 million and $13.4 million at June 30, 2021 and December 31, 2020, respectively. The Company measures its equity securities that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes. During the six months ended June 30, 2021, the Company recorded an unrealized loss of $0.2 million resulting from an observable price change of an investment due to an orderly transaction for the identical or a similar investment.

Current Expected Credit Loss Reserve—Transactions affecting the current expected credit loss (“CECL”) reserve during the six months ended June 30, 2021 and 2020 were as follows:

	June 30, 2021	June 30, 2020
Balance, beginning of year (a)	$10.5	$7.7
Adoption of ASU 2016-13 (b)	—	0.5
Provisions charged to expense and reclassifications	3.4	4.3
Write-offs and other	(0.5)	(1.0)
Balance, end of period (a)	$13.4	$11.5

(a)
As of June 30, 2021, the CECL reserve balance is comprised of a $12.2 million provision for accounts receivable and a $1.2 million provision for unbilled receivables and contract assets. As of December 31, 2020, the CECL reserve balance was comprised of a $10.1 million provision for accounts receivable and a $0.4 million provision for unbilled receivables and contract assets.
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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Disaggregation of Revenue

The following table disaggregates revenue between tech-enabled services, software solutions and print and distribution by reportable segment:

	Three Months Ended June 30,
	2021				2020
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$43.8	$—	$43.8	$—	$31.8	$—	$31.8
Capital Markets - Compliance and Communications Management	113.8	—	39.3	153.1	87.9	—	32.9	120.8
Investment Companies - Software Solutions	—	22.8	—	22.8	—	15.8	—	15.8
Investment Companies - Compliance and Communications Management	20.2	—	27.6	47.8	27.5	—	58.1	85.6
Total net sales	$134.0	$66.6	$66.9	$267.5	$115.4	$47.6	$91.0	$254.0

	Six Months Ended June 30,
	2021				2020
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$82.3	$—	$82.3	$—	$63.0	$—	$63.0
Capital Markets - Compliance and Communications Management	209.8	—	81.8	291.6	145.8	—	74.1	219.9
Investment Companies - Software Solutions	—	44.6	—	44.6	—	31.9	—	31.9
Investment Companies - Compliance and Communications Management	42.7	—	51.6	94.3	51.5	—	108.4	159.9
Total net sales	$252.5	$126.9	$133.4	$512.8	$197.3	$94.9	$182.5	$474.7

Unbilled Receivables and Contract Balances

The timing of revenue recognition may differ from the timing of invoicing customers and these timing differences result in unbilled receivables, contract assets or contract liabilities. Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. The Company generally estimates contract assets based on historical selling price adjusted for its current experience and expected resolution of the variable consideration of the completed performance obligation. When the Company’s contracts contain variable consideration, the variable consideration is recognized only to the extent that it is probable that a significant revenue reversal will not occur in a future period. As a result, estimated revenue and contract assets may be constrained until the uncertainty associated with the variable consideration is resolved, which generally occurs in less than one year. Contract assets were $31.0 million and $18.5 million at June 30, 2021 and December 31, 2020, respectively. Generally, the contract assets balance is impacted by the recognition of additional revenue, amounts invoiced to customers and changes in the level of the constraint applied to variable consideration. Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price and management’s assessment of realizable selling price. Unbilled receivables were $92.9 million and $39.1 million at June 30, 2021 and December 31, 2020, respectively. Unbilled receivables and contract assets are included in accounts receivable on the Unaudited Condensed Consolidated Balance Sheets.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the six months ended June 30, 2021, amounts recognized as revenue exceeded the estimates for performance obligations satisfied as of December 31, 2020 by approximately $22.0 million, primarily due to changes in the Company’s estimate of variable consideration and the application of the constraint.

Substantially all of the Company’s contracts with significant remaining performance obligations have an initial expected duration of one year or less.

Contract liabilities consist of deferred revenue and progress billings which are included in accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. Changes in contract liabilities were as follows:

Balance at January 1, 2021	$21.7
Deferral of revenue	59.4
Revenue recognized	(48.7)
Balance at June 30, 2021	$32.4

Balance at January 1, 2020	$13.1
Deferral of revenue	22.9
Revenue recognized	(21.0)
Balance at June 30, 2020	$15.0

Note 3. Goodwill and Other Intangible Assets

The balances of goodwill by reporting unit are presented below:

	Gross book value at December 31, 2020	Accumulated impairment charges at December 31, 2020	Net book value at December 31, 2020	Foreign exchange and other adjustments	Net book value at June 30, 2021
Capital Markets - Software Solutions	$103.7	$—	$103.7	$—	$103.7
Capital Markets - Compliance and Communications Management	253.0	—	253.0	0.2	253.2
Investment Companies - Software Solutions	53.2	—	53.2	—	53.2
Investment Companies - Compliance and Communications Management	40.6	(40.6)	—	—	—
Total	$450.5	$(40.6)	$409.9	$0.2	$410.1

The components of other intangible assets at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships (useful life of 15 years)	$10.4	$(1.7)	$8.7	$10.4	$(1.4)	$9.0
Trade names (useful life of 5 years)	1.0	(0.5)	0.5	1.0	(0.4)	0.6
Software license (useful life of 3 years)	0.3	(0.2)	0.1	0.3	(0.1)	0.2
Total other intangible assets	$11.7	$(2.4)	$9.3	$11.7	$(1.9)	$9.8

Amortization expense for other intangible assets was $0.3 million and $3.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $6.7 million for the six months ended June 30, 2021 and 2020, respectively. The weighted-average remaining useful life of the unamortized intangible assets as of June 30, 2021 is approximately twelve years.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following table outlines the estimated annual amortization expense related to other intangible assets:

For the year ending December 31,	Amount
2021 (excluding the six months ended June 30, 2021)	$0.5
2022	1.0
2023	0.9
2024	0.7
2025	0.7
2026 and thereafter	5.5
Total	$9.3

Note 4. Leases

The Company has operating leases for certain service centers, office space, warehouses and equipment. The Company made payments of $5.7 million and $6.1 million for three months ended June 30, 2021 and 2020, respectively, and $12.0 million and $12.9 million for the six months ended June 30, 2021 and 2020, respectively, related to its operating lease liabilities.

The Company has finance leases, primarily related to certain IT equipment. Finance lease right-of-use ("ROU") assets and finance lease liabilities are recognized based on the present value of the minimum lease payments over the lease term at commencement date. As the finance leases were effective on June 30, 2021, no expense was recognized in the Company's Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2021 and 2020.

The components of lease expense for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	$4.8	$7.2	$9.7	$13.9
Sublease income	(1.1)	(0.9)	(2.2)	(2.2)
Net lease expense	$3.7	$6.3	$7.5	$11.7

The Company’s finance leases are presented within the Company’s Unaudited Condensed Consolidated Balance Sheets as follows:

June 30, 2021
Property, plant and equipment, net	$7.8

Accrued liabilities	$1.5
Other noncurrent liabilities	6.3
Total	$7.8

Other information related to finance leases as of and for the six months ended June 30, 2021 were as follows:

June 30, 2021
Non-cash disclosure
Increase in finance lease liabilities due to new ROU assets	$7.8
Weighted-average remaining lease term	5.0 years
Weighted-average discount rate	2.25%

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

For the three months ended June 30, 2021 and 2020, the Company recorded the following net restructuring and other charges by segment:

Three Months Ended June 30, 2021	Employee Terminations	Other Charges	Total
Capital Markets - Software Solutions	$0.1	$—	$0.1
Capital Markets - Compliance and Communications Management	0.5	0.1	0.6
Investment Companies - Software Solutions	0.1	—	0.1
Investment Companies - Compliance and Communications Management	1.9	—	1.9
Corporate	0.1	—	0.1
Total	$2.7	$0.1	$2.8

Three Months Ended June 30, 2020	Employee Terminations	Impairment Charges	Other Charges	Total
Capital Markets - Software Solutions	$0.5	$—	$—	$0.5
Capital Markets - Compliance and Communications Management	4.7	12.1	0.1	16.9
Investment Companies - Software Solutions	0.1	—	—	0.1
Investment Companies - Compliance and Communications Management	4.8	—	—	4.8
Corporate	2.2	—	0.6	2.8
Total	$12.3	$12.1	$0.7	$25.1

For the six months ended June 30, 2021 and 2020, the Company recorded the following net restructuring and other charges by segment:

Six Months Ended June 30, 2021	Employee Terminations	Other Restructuring Charges	Other Charges	Total
Capital Markets - Software Solutions	$0.1	$—	$—	$0.1
Capital Markets - Compliance and Communications Management	0.5	—	0.1	0.6
Investment Companies - Software Solutions	0.1	—	—	0.1
Investment Companies - Compliance and Communications Management	2.0	0.6	—	2.6
Corporate	0.2	—	—	0.2
Total	$2.9	$0.6	$0.1	$3.6

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Six Months Ended June 30, 2020	Employee Terminations	Impairment Charges	Other Charges	Total
Capital Markets - Software Solutions	$0.8	$—	$—	$0.8
Capital Markets - Compliance and Communications Management	5.1	12.1	0.2	17.4
Investment Companies - Software Solutions	0.4	—	—	0.4
Investment Companies - Compliance and Communications Management	5.2	—	—	5.2
Corporate	2.4	—	2.0	4.4
Total	$13.9	$12.1	$2.2	$28.2

For the three and six months ended June 30, 2021, the Company recorded net restructuring charges of $2.7 million and $2.9 million, respectively, for employee termination costs for approximately 170 employees for both the three and six months ended June 30, 2021, substantially all of whom will be terminated by December 31, 2021. The restructuring actions were primarily the result of the implementation of SEC Rule 30e-3 and amendments to SEC Rule 498A.

For the three and six months ended June 30, 2020, the Company recorded net restructuring charges of $12.3 million and $13.9 million, respectively, for employee termination costs for approximately 460 and 510 employees, respectively, substantially all of whom were terminated as of December 31, 2020. The restructuring actions were primarily the result of the implementation of SEC Rule 30e-3 and amendments to SEC Rule 498A and the reorganization of certain capital markets operations as well as selling and administrative functions.

The Company abandoned certain operating leases during the second quarter of 2020 with the intent to sublease. As the fair value of the ROU assets was less than the carrying value, the Company recognized impairments of ROU assets of $12.1 million for both the three and six months ended June 30, 2020, reducing the carrying value of the ROU assets to an estimated combined fair value of $2.4 million. The Company recognized further impairments related to these ROU assets of $2.1 million in the fourth quarter of 2020. The fair value of these assets was estimated utilizing inputs from market comparables in order to estimate future cash flows expected from sublease income over the remaining lease terms. Future changes in the estimated amount or timing of sublease arrangements could result in further impairment charges.

For the three and six months ended June 30, 2020, the Company also incurred $0.7 million and $2.2 million, respectively, of other charges, primarily related to the realignment of the Company’s operating segments.

Restructuring Reserve – Employee Terminations

The Company’s employee terminations liability is included in accrued liabilities in the Company’s Unaudited Condensed Consolidated Balance Sheets. Changes in the accrual for employee terminations during the six months ended June 30, 2021, were as follows:

	December 31, 2020	Restructuring Charges	Reversals	Cash Paid	June 30, 2021
Employee terminations	$8.5	$3.0	$(0.1)	$(5.7)	$5.7

Note 6. Retirement Plans

The components of the estimated net periodic benefit income for the Company’s pension plans for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest cost	$1.5	$2.2	$3.1	$4.4
Expected return on assets	(3.6)	(3.5)	(7.1)	(7.0)
Amortization, net	1.0	0.8	1.9	1.6
Net pension income	$(1.1)	$(0.5)	$(2.1)	$(1.0)

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

On July 24, 2020, the Company and RRD signed an agreement agreeing to submit to mediation and, if required, arbitration to determine the final liability allocation between the Company and RRD with respect to the LSC MEPP Liabilities. DFIN and RRD also agreed to share all required monthly and quarterly withdrawal liability payment obligations that become due during the mediation/arbitration period, with an adjustment and repayment to be made for any such payments according to the final allocation. The Company and RRD were unable to agree upon the final liability allocation in mediation and on March 22, 2021 submitted the matter to arbitration pursuant to the terms of the Separation Agreement, which is expected to take place in the second half of 2021.

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

In March 2021 and April 2021, the Company and RRD reached settlements with two of the LSC multiemployer pension plan funds, which represented approximately $59 million of the estimated $103 million total undiscounted LSC MEPP Liabilities at the time of the LSC Chapter 11 filing. The Company and RRD each made lump sum payments in the second quarter of 2021 to settle all obligations related to these funds. An adjustment and repayment will be made, as needed, based on the final allocation of the LSC MEPP Liabilities between the Company and RRD.

As of June 30, 2021, the Company had $5.9 million accrued related to the remaining contingent liability and the Company’s estimated share of required payments until a final allocation is determined. The Company is not able to reasonably estimate the maximum potential loss due to the uncertainty related to the outcome of the final allocation of the LSC MEPP Liabilities between the Company and RRD. The expense associated with this liability has been recorded in selling, general and administrative expense ("SG&A") expense within the Corporate segment in the Company’s Unaudited Condensed Consolidated Statements of Operations.

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

Non-income Taxes

The Company does not collect sales, use or similar taxes on all amounts invoiced in all jurisdictions in which the Company has sales based on its understanding that certain transactions are not subject to tax. Sales, use and similar tax laws vary greatly by jurisdiction and may require judgment to determine the applicability to the Company’s transactions. In 2020, the Company identified certain jurisdictions where the Company has not historically collected or remitted sales tax on certain services and that the Company believes it is probable that the jurisdiction would assess sales tax. As of June 30, 2021 and December 31, 2020, the Company accrued a contingent liability of $4.1 million and $5.2 million, respectively, for certain estimated sales tax exposures. The income statement impact associated with this liability is recorded in SG&A expense in the Company’s Unaudited Condensed Consolidated Statements of Operations. Although management believes its estimates are reasonable, the resolution of the Company’s tax matters could result in tax liabilities that are higher or lower than what has been estimated by the Company.

Note 8. Debt

The Company’s debt as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
8.25% senior notes due October 15, 2024	$233.0	$233.0
Borrowings under the Revolving Facility	10.0	—
Unamortized debt issuance costs	(2.1)	(2.5)
Total long-term debt	$240.9	$230.5

Maturities—At June 30, 2021, the Company’s long-term debt was comprised of the 8.25% senior unsecured notes due October 15, 2024 (“Notes”) and borrowings under the Revolving Facility, as defined below.

Fair Value—The fair value of the Notes, which was determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, was determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s Notes was $242.2 million and $247.5 million as of June 30, 2021 and December 31, 2020, respectively. The fair value of the Company’s borrowings under the Revolving Facility (as defined below) is classified as Level 2 under the fair value hierarchy and approximates its carrying value as of June 30, 2021, as the Revolving Facility carries a variable rate of interest reflecting current market rates.

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

Credit Agreement—On May 27, 2021, the Company amended and restated its credit agreement dated as of September 30, 2016 (as in effect prior to such amendment and restatement, the “Credit Agreement,” and the Credit Agreement, as so amended and restated, the “Amended and Restated Credit Agreement”), by and among the Company, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, to, among other things, provide for a $200 million delayed-draw term loan A facility (the “Delayed-Draw Term Loan A Facility”), extend the maturity of the $300 million revolving facility (the "Revolving Facility") to May 27, 2026 and modify the financial maintenance and negative covenants in the Credit Agreement. The proceeds of the Delayed-Draw Term Loan A Facility may only be used to redeem or repurchase the Company’s 8.25% Senior Notes due 2024 which become redeemable, in whole or in part, on or after October 15, 2021 at the redemption price of 102.063%, plus accrued and unpaid interest, if any. The commitments under the Delayed-Draw Term Loan A Facility will expire on November 1, 2021. The principal amount of loans under the Delayed-Draw Term Loan A Facility will be due and payable in equal quarterly installments of 1.25% of the original principal amount of the loans during the first three years after funding of the loans, and 2.50% of the original principal amount of the loans thereafter. The entire unpaid principal amount of the loans will be due and payable in full on May 27, 2026.

The Amended and Restated Credit Agreement contains a number of covenants, including a minimum Interest Coverage Ratio and the Consolidated Net Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $20.0 million in the aggregate.

Revolving Credit Facility—As of June 30, 2021, there was $10.0 million of borrowings outstanding under the Revolving Facility. The weighted average interest rate on borrowings under the Revolving Facility was 2.6% and 2.7% for the six months ended June 30, 2021 and 2020, respectively.

The following table summarizes interest expense, net included in the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest incurred	$6.1	$6.3	$11.5	$13.2
Less: Gain on debt extinguishment and other interest income	(0.2)	—	(0.3)	(2.3)
Interest expense, net	$5.9	$6.3	$11.2	$10.9

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

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net earnings (loss) per share:
Basic	$1.27	$(0.04)	$2.32	$0.08
Diluted	$1.24	$(0.04)	$2.26	$0.08
Numerator:
Net earnings (loss)	$42.9	$(1.3)	$78.1	$2.8
Denominator:
Weighted average number of common shares outstanding	33.7	34.0	33.6	34.1
Dilutive awards	0.8	—	0.9	—
Diluted weighted average number of common shares outstanding	34.5	34.0	34.5	34.1
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	—	1.3	0.3	1.1
Stock options	—	0.7	—	0.8
Total	—	2.0	0.3	1.9

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

Common Stock Repurchases—On February 4, 2020, the Board authorized a stock repurchase program, under which the Company is authorized to repurchase up to $25.0 million of its outstanding common stock from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws. During 2020, the Company repurchased 1,149,489 shares in open market transactions for $10.3 million at an average price of $8.92 per share. As of December 31, 2020, the remaining authorized amount under the authorization was $14.7 million.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

During the first quarter of 2021, the Company repurchased 126,682 shares in open market transactions for $3.4 million at an average price of $26.92 per share. During the second quarter of 2021, the Company repurchased 250,567 shares in open market transactions for $7.1 million at an average price of $28.19 per share. As of June 30, 2021, the remaining authorized amount under the authorization was $39.6 million.

Note 11. Comprehensive Income

The components of other comprehensive income (loss) and income tax expense allocated to each component for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$(0.3)	$0.1	$(0.4)	$0.7	$0.2	$0.5
Adjustment for net periodic pension plan and other postretirement benefits plan	1.0	0.2	0.8	1.9	0.5	1.4
Other comprehensive income	$0.7	$0.3	$0.4	$2.6	$0.7	$1.9

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$1.1	$—	$1.1	$(1.7)	$—	$(1.7)
Adjustment for net periodic pension plan and other postretirement benefits plan	0.8	0.3	0.5	1.6	0.5	1.1
Other comprehensive income (loss)	$1.9	$0.3	$1.6	$(0.1)	$0.5	$(0.6)

The following table summarizes changes in accumulated other comprehensive loss by component for the six months ended June 30, 2021:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2020	$(67.6)	$(13.2)	$(80.8)
Other comprehensive income before reclassifications	—	0.9	0.9
Amounts reclassified from accumulated other comprehensive loss	1.4	(0.4)	1.0
Net change in accumulated other comprehensive loss	1.4	0.5	1.9
Balance at June 30, 2021	$(66.2)	$(12.7)	$(78.9)

The following table summarizes changes in accumulated other comprehensive loss by component for the six months ended June 30, 2020:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2019	$(70.9)	$(13.7)	$(84.6)
Other comprehensive loss before reclassifications	—	(1.7)	(1.7)
Amounts reclassified from accumulated other comprehensive loss	1.1	—	1.1
Net change in accumulated other comprehensive loss	1.1	(1.7)	(0.6)
Balance at June 30, 2020	$(69.8)	$(15.4)	$(85.2)

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss (a)	$1.0	$0.8	$1.9	$1.6
Reclassification of translation adjustment (b)	(0.5)	—	(0.5)	—
Reclassifications before tax	0.5	0.8	1.4	1.6
Income tax expense	0.1	0.3	0.4	0.5
Reclassifications, net of tax	$0.4	$0.5	$1.0	$1.1

(a)
These accumulated other comprehensive loss components are included in the calculation of net periodic pension and other postretirement benefits plan income recognized in investment and other income, net in the Unaudited Condensed Consolidated Statements of Operations (see Note 6, Retirement Plans).
(b)
Translation adjustment reclassification resulting from the liquidation of a foreign subsidiary is included in investment and other income, net in the Unaudited Condensed Consolidated Statements of Operations.

Note 12. Segment Information

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

Capital Markets

The Company provides software solutions, tech-enabled services and print and distribution solutions to public and private companies for deal solutions and compliance to companies that are, or are preparing to become, subject to the filing and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act. The Company’s operating segments associated with its capital markets services and products offerings are as follows:

Capital Markets – Software Solutions—The Company provides software solutions to public and private companies to help manage public and private transaction processes; extract data and analyze contracts; collaborate; and tag, validate and file SEC documents.

Capital Markets – Compliance & Communications Management—The Company provides tech-enabled services and print and distribution solutions to public and private companies for deal solutions and SEC compliance requirements.

Investment Companies

The Company provides software solutions, tech-enabled services and print, distribution and fulfillment solutions to its investment companies clients that are subject to the filing and reporting requirements of the Investment Company Act of 1940, as amended (the “Investment Company Act”), primarily mutual fund companies, alternative investment companies, insurance companies and third-party fund administrators. The Company’s operating segments associated with its investment companies services and products offerings are as follows:

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Investment Companies – Compliance & Communications Management—The Company provides its investment company clients tech-enabled services to prepare and file registration forms, as well as XBRL-formatted filings pursuant to the Investment Company Act, through the SEC’s EDGAR system. In addition, the Company provides print and distribution solutions for its clients to communicate with their investors.

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision maker and is most consistent with the presentation of profitability reported within the Unaudited Condensed Consolidated Financial Statements.

	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three Months Ended June 30, 2021
Capital Markets - Software Solutions	$43.8	$9.3	$4.1	$4.5
Capital Markets - Compliance and Communications Management	153.1	64.6	1.5	0.7
Investment Companies - Software Solutions	22.8	3.5	3.2	2.7
Investment Companies - Compliance and Communications Management	47.8	2.1	1.2	0.8
Total operating segments	267.5	79.5	10.0	8.7
Corporate	—	(17.5)	0.1	1.0
Total	$267.5	$62.0	$10.1	$9.7

	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three Months Ended June 30, 2020
Capital Markets - Software Solutions	$31.8	$1.0	$3.6	$3.7
Capital Markets - Compliance and Communications Management	120.8	29.3	4.0	1.4
Investment Companies - Software Solutions	15.8	0.4	3.2	2.7
Investment Companies - Compliance and Communications Management	85.6	2.0	2.6	1.0
Total operating segments	254.0	32.7	13.4	8.8
Corporate	—	(28.8)	1.3	—
Total	$254.0	$3.9	$14.7	$8.8

	Net Sales	Income (Loss) from Operations	Assets(1)	Depreciation and Amortization	Capital Expenditures
Six Months Ended June 30, 2021
Capital Markets - Software Solutions	$82.3	$15.8	$178.0	$7.8	$8.2
Capital Markets - Compliance and Communications Management	291.6	123.7	466.2	3.0	1.3
Investment Companies - Software Solutions	44.6	5.5	92.3	6.8	4.5
Investment Companies - Compliance and Communications Management	94.3	8.4	68.9	2.2	1.3
Total operating segments	512.8	153.4	805.4	19.8	15.3
Corporate	—	(40.5)	126.1	0.1	2.4
Total	$512.8	$112.9	$931.5	$19.9	$17.7

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Net Sales	Income (Loss) from Operations	Assets(1)	Depreciation and Amortization	Capital Expenditures
Six Months Ended June 30, 2020
Capital Markets - Software Solutions	$63.0	$2.8	$165.6	$6.7	$7.0
Capital Markets - Compliance and Communications Management	219.9	50.7	452.1	8.0	1.6
Investment Companies - Software Solutions	31.9	0.5	97.4	6.1	5.5
Investment Companies - Compliance and Communications Management	159.9	4.1	149.8	5.0	1.0
Total operating segments	474.7	58.1	864.9	25.8	15.1
Corporate	—	(42.3)	98.9	1.3	0.6
Total	$474.7	$15.8	$963.8	$27.1	$15.7

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

Technological advancements, regulatory changes, and evolving workflow preferences have led to the Company’s clients managing more of the financial disclosure process themselves, changing the marketplace for the Company’s services and products. DFIN’s strategy in its Software Solutions segments (CM-SS and IC-SS, as defined below) aligns with the changing marketplace by focusing the Company’s investments and resources in its advanced software solutions, primarily ActiveDisclosure®, Arc Suite and Venue® Virtual Data Room (“Venue”), while making targeted investments, such as the Company’s acquisition of eBrevia, Inc. (“eBrevia”) to further broaden its solution set. In its Compliance & Communications Management segments (CM-CCM and IC-CCM, as defined below), the Company’s strategy focuses on maintaining its market-leading position by offering a high-touch, service-oriented experience, using its unique combination of tech-enabled services and print and distribution capabilities.

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

Regulatory Developments

On June 5, 2018, the SEC adopted Rule 30e-3 which provides certain registered investment companies with an option to electronically deliver shareholder reports and other materials rather than providing such reports in paper. Investors who prefer to receive reports in paper will continue to receive them in that format. While Rule 30e-3 was effective January 1, 2019, default electronic distribution pursuant to the rule began on January 1, 2021 due to a 24-month transition period, during which registered investment companies notified investors of the upcoming change in transmission format of shareholder reports. The Company expects a significant decline in the volume of printed annual and semi-annual shareholder reports in 2021 and beyond as a result of Rule 30e-3. Based on the requirements of the rule, the Company is expecting an increase in revenue from the ArcDigital software solution during 2021.

On March 11, 2020, the SEC announced that it has adopted a new rule 498A under the Securities Act of 1933, as amended (the “Securities Act”) and related regulatory amendments permitting variable annuity and variable life insurance contracts to use a more concise summary prospectus to provide disclosures to investors. More detailed information about the variable annuity or variable life insurance contract will be available online, and an investor can now choose to have that information delivered on paper. The new rule and related form amendments became effective on July 1, 2020 with compliance required by January 1, 2022. The Company expects a decline in printed prospectus volume in 2021 and beyond. Based on the requirements of the rule, the Company is also expecting an increase in revenue from the ArcPro software solutions and related regulatory filings.

Segments

The Company operates its business through four operating and reportable segments: Capital Markets – Software Solutions (“CM-SS”), Capital Markets – Compliance and Communications Management (“CM-CCM”), Investment Companies – Software Solutions (“IC-SS”), and Investment Companies – Compliance and Communications Management (“IC-CCM”). Corporate is not an operating segment and consists primarily of unallocated selling, general and administrative expenses ("SG&A") activities and associated expenses including, in part, executive, legal, finance and certain facility costs. In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefit plan expense (income) as well as share-based compensation expense, are included in Corporate and not allocated to the operating segments.

Capital Markets

The Company provides software solutions, tech-enabled services and print and distribution solutions to public and private companies for deal solutions and compliance to companies that are, or are preparing to become, subject to the filing and reporting requirements of the Securities Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s operating segments associated with its capital markets services and products offerings are as follows:

Capital Markets – Software Solutions—The CM-SS segment provides Venue, ActiveDisclosure, eBrevia and EDGAR Online solutions to public and private companies to help manage public and private transaction processes, extract data and analyze contracts; collaborate; and tag, validate and file SEC documents.

Capital Markets – Compliance & Communications Management—The CM-CCM segment provides tech-enabled services and print and distribution solutions to public and private companies for deal solutions and SEC compliance requirements. In addition, the Company offers clients the use of private conferencing facilities in major global cities. This service helps clients maintain confidentiality in deal negotiations and provide clients a place to host in-person working groups to meet, strategize and prepare documents for the transaction deal stream. Due to the COVID-19 pandemic, the Company transformed its production platform and service delivery model for a fully-virtual experience while replicating the in-person experience. The Company anticipates that in the future, clients will utilize the range of options available to them, including a hybrid approach with working group members working both virtually and in-person during drafting sessions for their transactions.

Investment Companies

The Company provides software solutions, tech-enabled services and print, distribution and fulfillment solutions to its investment companies clients that are subject to the filing and reporting requirements of the Investment Company Act of 1940, as amended (the “Investment Company Act”), primarily mutual fund companies, alternative investment companies, insurance companies and third-party fund administrators. The Company’s operating segments associated with its investment companies services and products offerings are as follows:

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

Investment Companies – Compliance & Communications Management—The IC-CCM segment provides clients with tech-enabled services for creating and filing regulatory communications and solutions for investor communications, as well as eXtensible Business Reporting Language (“XBRL”) formatted filings pursuant to the Investment Company Act, through the SEC EDGAR system. The IC-CCM segment also provides turnkey proxy services, including discovery, planning and implementation, print and mail management, solicitation, tabulation services, shareholder meeting review and expert support.

Executive Overview

Second Quarter Overview

Net sales for the three months ended June 30, 2021 increased by $13.5 million, or 5.3%, to $267.5 million from $254.0 million for the three months ended June 30, 2020, including a $2.9 million, or 1.1%, increase due to changes in foreign exchange rates. Net sales increased primarily due to higher capital markets transactional and compliance volumes and higher software solutions volumes in Venue, Arc Suite and ActiveDisclosure, partially offset by lower mutual funds compliance volumes as a result of the impact of SEC Rule 30e-3 and 498A on the Company's business.

Income from operations for the three months ended June 30, 2021 increased by $58.1 million to $62.0 million from $3.9 million for the three months ended June 30, 2020, primarily due to a decrease in restructuring, impairment and other charges, net, a $12.1 million decrease in the LSC multiemployer pension plan obligation expense, higher sales volumes, a favorable sales mix and cost control initiatives, partially offset by higher incentive compensation expense and higher selling expense as a result of increased sales volume.

Year-to-Date Overview

Net sales for the six months ended June 30, 2021 increased by $38.1 million, or 8.0%, to $512.8 million from $474.7 million for the six months ended June 30, 2020, including a $4.4 million, or 0.9%, increase due to changes in foreign exchange rates. Net sales increased primarily due to higher capital markets transactional volumes and higher software solutions volumes in Venue, Arc Suite and ActiveDisclosure, partially offset by lower mutual funds compliance volumes as a result of the impact of SEC Rule 30e-3 and 498A on the Company's business.

Income from operations for the six months ended June 30, 2021 increased by $97.1 million to $112.9 million from $15.8 million for the six months ended June 30, 2020, primarily due to a decrease in restructuring, impairment and other charges, net, higher sales volumes, a favorable sales mix, cost control initiatives and a $4.8 million decrease in LSC multiemployer pension plan obligation expense, partially offset by higher incentive compensation expense and higher selling expense a result of increased sales volume.

Credit Agreement Amendment and Restatement

On May 27, 2021, the Company amended and restated its credit agreement dated as of September 30, 2016 (as in effect prior to such amendment and restatement, the "Credit Agreement," and the Credit Agreement, as so amended and restated, the "Amended and Restated Credit Agreement") to, among other things, provide for a $200 million delayed-draw term loan A facility (the "Delayed-Draw Term Loan A Facility"), extend the maturity of the $300 million Revolving Facility (as defined below) to May 27, 2026 as well as modify the financial maintenance and negative covenants in the Credit Agreement. The proceeds of the Delayed-Draw Term Loan A Facility may only be used to redeem or repurchase the Company's Notes (as defined below) which become redeemable, in whole or in part, on or after October 15, 2021, at the redemption price of 102.063%, plus accrued and unpaid interest, if any. The commitments under the Delayed-Draw Term Loan A Facility will expire on November 1, 2021.

COVID-19

In December 2019, a novel strain of coronavirus, known as COVID-19 (“COVID-19”), was identified in China and has since extensively impacted the global health and economic environment. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Although COVID-19 has adversely impacted the Company’s financial condition, results of operations and overall financial performance, the extent of that impact is currently uncertain and depends on factors including the impact on the Company’s customers, employees and vendors.

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

The Company has taken numerous steps, and will continue to take further actions as needed, in its response to the COVID-19 pandemic. The Company has implemented business continuity plans, has instructed all employees that can work from home to do so while allowing for voluntary return to the office in some locations, has implemented travel restrictions and has conducted virtual customer and employee meetings. These decisions may delay or reduce sales and harm productivity and collaboration. The Company continues to reevaluate these measures on an ongoing basis. Incremental expenses incurred related to the COVID-19 pandemic included incremental vendor costs and premium wages paid to certain employees as well as costs to clean and disinfect the Company’s facilities more frequently. As a result of the incremental expenses, starting in the second quarter of 2020, the Company invoiced certain customers COVID-19-related sales surcharges to recoup some of the expenses. In the second half of 2020, the Company also received certain government subsidies in connection with COVID-19, primarily related to employee wages at certain international locations. The Company could continue to incur such costs in future periods, however, the impact of such costs on the Company’s business, results of operations, liquidity and overall financial performance cannot be predicted at this time. The Company recorded COVID-19 recoveries, net of $1.0 million, related to an insurance reimbursement for COVID-19 expenses, and incurred $1.9 million of incremental expense, net of sales surcharges, during the six months ended June 30, 2021 and 2020, respectively. The Company also continues to work closely with its clients to support them as they implement their own contingency plans, helping them access the Company’s services and products and continue to meet their regulatory requirements.

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

On July 24, 2020, the Company and RRD signed an agreement agreeing to submit to mediation and, if required, arbitration to determine the final liability allocation between the Company and RRD with respect to the LSC MEPP Liabilities. DFIN and RRD also agreed to share all required monthly and quarterly withdrawal liability payment obligations that become due during the mediation/arbitration period, with an adjustment and repayment to be made for any such payments according to the final allocation. The Company and RRD were unable to agree on the final liability allocation in mediation and on March 22, 2021 submitted the matter to arbitration pursuant to the terms of the Separation Agreement, which is expected to take place in the second half of 2021.

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

In March 2021 and April 2021, the Company and RRD reached settlements with two of the LSC multiemployer pension plan funds, which represented approximately $59 million of the estimated $103 million total undiscounted LSC MEPP Liabilities at the time of the LSC Chapter 11 filing. The Company and RRD each made lump sum payments in the second quarter of 2021 to settle all obligations related to these funds. An adjustment and repayment will be made, as needed, based on the final allocation of the LSC MEPP Liabilities between the Company and RRD.

As of June 30, 2021, the Company had $5.9 million accrued related to the remaining contingent liability and the Company’s estimated share of required payments until a final allocation is determined. The Company is not able to reasonably estimate the maximum potential loss due to the uncertainty related to the outcome of the final allocation of the LSC MEPP Liabilities between the Company and RRD. The expense associated with this liability has been recorded in selling, general and administrative expense ("SG&A") expense within the Corporate segment in the Company’s Unaudited Condensed Consolidated Statements of Operations.

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

Financial Review

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s significant accounting policies and critical estimates are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 25, 2021 (the “Annual Report”).

In the financial review that follows, the Company discusses its unaudited condensed consolidated results of operations, cash flows and certain other information. This discussion should be read in conjunction with the Company’s Unaudited Condensed Consolidated Financial Statements and the related notes.

Results of Operations for the Three and Six Months Ended June 30, 2021 as Compared to the Three and Six Months Ended June 30, 2020

The following table shows the results of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales
Tech-enabled services	$134.0	$115.4	$18.6	16.1%	$252.5	$197.3	$55.2	28.0%
Software solutions	66.6	47.6	19.0	39.9%	126.9	94.9	32.0	33.7%
Print and distribution	66.9	91.0	(24.1)	(26.5%)	133.4	182.5	(49.1)	(26.9%)
Total net sales	267.5	254.0	13.5	5.3%	512.8	474.7	38.1	8.0%
Cost of sales (1)
Tech-enabled services	42.7	47.5	(4.8)	(10.1%)	83.7	90.3	(6.6)	(7.3%)
Software solutions	25.1	23.7	1.4	5.9%	49.6	48.5	1.1	2.3%
Print and distribution	49.7	66.3	(16.6)	(25.0%)	94.5	135.0	(40.5)	(30.0%)
Total cost of sales	117.5	137.5	(20.0)	(14.5%)	227.8	273.8	(46.0)	(16.8%)
Selling, general and administrative expenses (1)	75.1	72.8	2.3	3.2%	148.6	129.8	18.8	14.5%
Depreciation and amortization	10.1	14.7	(4.6)	(31.3%)	19.9	27.1	(7.2)	(26.6%)
Restructuring, impairment and other charges, net	2.8	25.1	(22.3)	(88.8%)	3.6	28.2	(24.6)	(87.2%)
Income from operations	62.0	3.9	58.1	nm	112.9	15.8	97.1	nm
Interest expense, net	5.9	6.3	(0.4)	(6.3%)	11.2	10.9	0.3	2.8%
Investment and other income, net	(1.5)	(0.5)	(1.0)	nm	(2.3)	(0.9)	(1.4)	nm
Earnings (loss) before income taxes	57.6	(1.9)	59.5	nm	104.0	5.8	98.2	nm
Income tax expense (benefit)	14.7	(0.6)	15.3	nm	25.9	3.0	22.9	nm
Net earnings (loss)	$42.9	$(1.3)	$44.2	nm	$78.1	$2.8	$75.3	nm

(1)
Exclusive of depreciation and amortization.

nm – Not meaningful

Consolidated

Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

Net sales of tech-enabled services of $134.0 million for the three months ended June 30, 2021 increased $18.6 million, or 16.1%, as compared to the three months ended June 30, 2020. Net sales of tech-enabled services increased primarily due to increased capital markets transactional volumes, partially offset by lower mutual funds compliance and transactional volumes.

Net sales of software solutions of $66.6 million for the three months ended June 30, 2021 increased $19.0 million, or 39.9%, as compared to the three months ended June 30, 2020. Net sales of software solutions increased primarily due to increased Venue, ArcDigital, ActiveDisclosure and ArcPro volumes.

Net sales of print and distribution of $66.9 million for the three months ended June 30, 2021 decreased $24.1 million, or 26.5%, as compared to the three months ended June 30, 2020. Net sales of print and distribution decreased primarily due to lower mutual funds compliance volumes as a result of the impact of SEC Rule 30e-3 and 498A on the Company's business, partially offset by higher capital markets transactional print volumes.

Tech-enabled services cost of sales of $42.7 million for the three months ended June 30, 2021 decreased $4.8 million, or 10.1%, as compared to the three months ended June 30, 2020. Tech-enabled services cost of sales decreased primarily due to a favorable sales mix and cost control initiatives, partially offset by the impact of higher sales volumes and higher incentive compensation expense. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales decreased 9.3%, primarily driven by a favorable sales mix and cost control initiatives, partially offset by higher incentive compensation expense.

Software solutions cost of sales of $25.1 million for the three months ended June 30, 2021 increased $1.4 million, or 5.9%, as compared to the three months ended June 30, 2020. Software solutions cost of sales increased primarily due to increased sales volume, partially offset by cost control initiatives and a favorable sales mix. As a percentage of software solutions net sales, software solutions cost of sales decreased 12.1%, primarily driven by cost control initiatives and a favorable sales mix.

Print and distribution cost of sales of $49.7 million for the three months ended June 30, 2021 decreased $16.6 million, or 25.0%, as compared to the three months ended June 30, 2020. Print and distribution cost of sales decreased primarily due to the impact of lower sales volumes as a result of the impact of SEC Rule 30e-3 and 498A on the Company's business, cost savings as a result of the consolidation of the print platform and a lower allocation of overhead costs, partially offset by higher incentive compensation expense. As a percentage of print and distribution net sales, print and distribution cost of sales increased 1.4%, primarily driven by lower sales volumes and higher incentive compensation expense, partially offset by the print platform consolidations savings and lower allocation of overhead costs.

SG&A expenses of $75.1 million for the three months ended June 30, 2021 increased $2.3 million, or 3.2%, as compared to the three months ended June 30, 2020. SG&A expenses increased primarily due to higher incentive compensation expense and higher selling expenses as a result of increased sales volume, partially offset by a $12.1 million decrease in LSC multiemployer pension plan obligation expense. As a percentage of net sales, SG&A expenses decreased 0.6% to 28.1% for the three months ended June 30, 2021, as compared to 28.7% for the three months ended June 30, 2020, primarily due to the decrease in LSC multiemployer pension plan obligation expense, partially offset by increased incentive compensation expense.

Depreciation and amortization of $10.1 million for the three months ended June 30, 2021 decreased $4.6 million, or 31.3%, as compared to the three months ended June 30, 2020. Depreciation and amortization decreased primarily due to intangible assets that were fully amortized by the end of fiscal year 2020. Depreciation and amortization included $0.3 million and $3.3 million of amortization of other intangible assets related to customer relationships and a tradename for the three months ended June 30, 2021 and 2020, respectively.

Restructuring, impairment and other charges, net of $2.8 million for the three months ended June 30, 2021 decreased $22.3 million compared to $25.1 million for the three months ended June 30, 2020. In 2021, these charges included $2.7 million of employee termination costs for approximately 170 employees. In 2020, these charges included $12.3 million of employee termination costs for approximately 460 employees, $12.1 million of impairment charges relating to operating lease right-of-use ("ROU") assets and $0.7 million for other charges, primarily related to the realignment of the Company’s operating segments.

Income from operations of $62.0 million for the three months ended June 30, 2021 increased $58.1 million as compared to the three months ended June 30, 2020, primarily due to a decrease in restructuring, impairment and other charges, net, a $12.1 million decrease in the LSC multiemployer pension plan obligation expense, higher sales volumes, a favorable sales mix and cost control initiatives, partially offset by higher incentive compensation expense and higher selling expense as a result of increased sales volume.

Interest expense, net of $5.9 million for the three months ended June 30, 2021 decreased $0.4 million as compared to the three months ended June 30, 2020, primarily due to a lower Revolving Facility (as defined below) balance as of June 30, 2021 as compared to June 30, 2020.

Investment and other income, net of $1.5 million for the three months ended June 30, 2021 increased $1.0 million primarily due to an increase in net pension plan income and other income.

The effective income tax rate was 25.5% for the three months ended June 30, 2021 compared to 31.6% for the three months ended June 30, 2020. The decrease in the effective income tax rate was primarily driven by the favorable impact of a discrete adjustment associated with the vesting of the Company's equity awards during the three months ended June 30, 2021 along with lower earnings in 2020.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

Net sales of tech-enabled services of $252.5 million for the six months ended June 30, 2021 increased $55.2 million, or 28.0%, as compared to the six months ended June 30, 2020. Net sales of tech-enabled services increased primarily due to increased capital markets transactional volume, partially offset by lower mutual funds compliance and transactional volumes.

Net sales of software solutions of $126.9 million for the six months ended June 30, 2021 increased $32.0 million, or 33.7%, as compared to the six months ended June 30, 2020. Net sales of software solutions increased primarily due to Venue, ArcDigital, ActiveDisclosure, and ArcPro volumes.

Net sales of print and distribution of $133.4 million for the six months ended June 30, 2021 decreased $49.1 million, or 26.9%, as compared to the six months ended June 30, 2020. Net sales of print and distribution decreased primarily due to lower mutual funds compliance volumes as a result of the impact of SEC Rule 30e-3 and 498A on the Company's business, partially offset by higher capital markets transactional print volumes.

Tech-enabled services cost of sales of $83.7 million for the six months ended June 30, 2021 decreased $6.6 million, or 7.3%, as compared to the six months ended June 30, 2020. Tech-enabled services cost of sales decreased primarily due to a favorable sales mix and cost control initiatives, partially offset by the impact of higher sales volumes, a higher allocation of overhead costs and higher incentive compensation expense. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales decreased 12.7%, primarily as a result of a favorable sales mix and cost control initiatives, partially offset by a higher allocation of overhead costs and higher incentive compensation expense.

Software solutions cost of sales of $49.6 million for the six months ended June 30, 2021 increased $1.1 million, or 2.3%, as compared to the six months ended June 30, 2020. Software solutions cost of sales increased primarily due to increased sales volume, a higher allocation of overhead costs and higher incentive compensation expense, partially offset by a favorable sales mix and cost control initiatives. As a percentage of software solutions net sales, software solutions cost of sales decreased 12.0%, primarily as a result a favorable sales mix and cost control initiatives, partially offset by a higher allocation of overhead costs and higher incentive compensation expense.

Print and distribution cost of sales of $94.5 million for the six months ended June 30, 2021 decreased $40.5 million, or 30.0%, as compared to the six months ended June 30, 2020. Print and distribution cost of sales decreased primarily due to the impact of lower sales volumes as a result of the impact of SEC Rule 30e-3 and 498A on the Company's business, cost savings as a result of the consolidation of the print platform and a lower allocation of overhead costs, partially offset by higher incentive compensation expense. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 3.2%, primarily as a result of cost savings as a result of the consolidation of the print platform and a lower allocation of overhead costs, partially offset by higher incentive compensation expense.

SG&A expenses of $148.6 million for the six months ended June 30, 2021 increased $18.8 million, or 14.5%, as compared to the six months ended June 30, 2020. SG&A expenses increased primarily due to higher selling expenses as a result of increased sales volume and higher incentive compensation expense, partially offset by a $4.8 million decrease in LSC multiemployer pension plan obligation expense. As a percentage of net sales, SG&A expenses increased to 29.0% for the six months ended June 30, 2021 from 27.3% for the six months ended June 30, 2020, primarily due to higher incentive compensation expense, partially offset by a decrease in LSC multiemployer pension plan obligation expense.

Depreciation and amortization of $19.9 million for the six months ended June 30, 2021 decreased $7.2 million, or 26.6%, as compared to the six months ended June 30, 2020. Depreciation and amortization decreased primarily due to intangible assets that were fully amortized by the end of fiscal year 2020. Depreciation and amortization included $0.5 million and $6.7 million of amortization of other intangible assets related primarily to customer relationships and a tradename for the six months ended June 30, 2021 and 2020, respectively.

Restructuring, impairment and other charges, net of $3.6 million for the six months ended June 30, 2021 decreased $24.6 million as compared to the six months ended June 30, 2020. In 2021, these charges included $2.9 million of employee termination costs for approximately 170 employees and $0.6 million of other restructuring charges. In 2020, these charges included $13.9 million of employee termination costs for approximately 510 employees, impairment charges of $12.1 million related to operating lease ROU assets and $2.2 million for other charges, primarily related to the realignment of the Company’s operating segments.

Income from operations of $112.9 million for the six months ended June 30, 2021 increased $97.1 million as compared to the six months ended June 30, 2020, primarily due to a decrease in restructuring, impairment and other charges, net, higher sales volume, a favorable sales mix, cost control initiatives and a $4.8 million decrease in LSC multiemployer pension plan obligation expense, partially offset by higher incentive compensation expense and higher selling expenses as a result of increased sales volume.

Interest expense, net of $11.2 million for the six months ended June 30, 2021 increased $0.3 million as compared to the six months ended June 30, 2020. Interest expense, net increased primarily due to the $2.3 million gain on debt extinguishment recorded during the six months ended June 30, 2020, as further described in Note 8, Debt, to the Unaudited Condensed Consolidated Financial Statements, partially offset by a lower Revolving Facility (as defined below) balance as of June 30, 2021 as compared to June 30, 2020.

Investment and other income, net of $2.3 million for the six months ended June 30, 2021 increased $1.4 million primarily due to an increase in net pension plan income and other income.

The effective income tax rate was 24.9% for the six months ended June 30, 2021, as compared to 51.7% for the six months ended June 30, 2020. The decrease in the effective income tax rate for the six months ended June 30, 2021 was primarily driven by the favorable impact of a discrete adjustment associated with the vesting of the Company's equity awards during the six months ended June 30, 2021, along with lower earnings in 2020 and an inability to recognize a tax benefit on certain losses during the six months ended June 30, 2020.

Information by Segment

The following tables summarize net sales, income (loss) from operations, operating margin and certain items impacting comparability within each of the Company's operating segments and Corporate.

Capital Markets – Software Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales	$43.8	$31.8	$12.0	37.7%	$82.3	$63.0	$19.3	30.6%
Income from operations	9.3	1.0	8.3	nm	15.8	2.8	13.0	nm
Operating margin	21.2%	3.1%			19.2%	4.4%
Items impacting comparability
Restructuring, impairment and other charges, net	0.1	0.5	(0.4)	(80.0%)	0.1	0.8	(0.7)	(87.5%)
Accelerated rent expense	—	0.1	(0.1)	(100.0%)	—	0.1	(0.1)	(100.0%)
Non-income tax, net	(0.8)	—	(0.8)	nm	(0.7)	—	(0.7)	nm

nm – Not meaningful

Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

Net sales for the three months ended June 30, 2021 were $43.8 million, an increase of $12.0 million, or 37.7%, as compared to the three months ended June 30, 2020. Net sales increased primarily due to higher Venue, ActiveDisclosure and other compliance software solutions volumes.

Income from operations increased $8.3 million to $9.3 million for the three months ended June 30, 2021 as compared to $1.0 million for the three months ended June 30, 2020, primarily due to higher sales volumes, a favorable sales mix and cost savings initiatives, partially offset by higher marketing expense.

Operating margins increased from 3.1% for the three months ended June 30, 2020 to 21.2% for the three months ended June 30, 2021, primarily due to higher sales volumes, a favorable sales mix and cost savings initiatives, partially offset by higher marketing expense.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

Net sales for the six months ended June 30, 2021 were $82.3 million, an increase of $19.3 million, or 30.6%, as compared to the six months ended June 30, 2020. Net sales increased primarily due to higher Venue, ActiveDisclosure and other compliance software solutions volumes.

Income from operations increased $13.0 million to $15.8 million for the six months ended June 30, 2021 as compared to $2.8 million for the six months ended June 30, 2020, primarily due to higher sales volumes, a favorable sales mix and cost savings initiatives, partially offset by higher selling and marketing expense, a higher allocation of overhead costs, higher incentive compensation expense and an increase in depreciation and amortization expense.

Operating margins increased from 4.4% for the six months ended June 30, 2020 to 19.2% for the six months ended June 30, 2021, primarily due to higher sales volumes, a favorable sales mix and cost savings initiatives, partially offset by higher selling and marketing expense, a higher allocation of overhead costs, higher incentive compensation expense and an increase in depreciation and amortization expense.

Capital Markets – Compliance and Communications Management

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales	$153.1	$120.8	$32.3	26.7%	$291.6	$219.9	$71.7	32.6%
Income from operations	64.6	29.3	35.3	nm	123.7	50.7	73.0	nm
Operating margin	42.2%	24.3%			42.4%	23.1%
Items impacting comparability
Restructuring, impairment and other charges, net	0.6	16.9	(16.3)	(96.4%)	0.6	17.4	(16.8)	(96.6%)
COVID-19 related recoveries, net	(0.1)	(1.1)	1.0	(90.9%)	(0.3)	(0.8)	0.5	(62.5%)
Accelerated rent expense	—	0.2	(0.2)	(100.0%)	—	0.2	(0.2)	(100.0%)
Non-income tax, net	(0.1)	—	(0.1)	nm	(0.1)	—	(0.1)	nm

nm – Not meaningful

Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

Net sales for the three months ended June 30, 2021 were $153.1 million, an increase of $32.3 million, or 26.7%, as compared to the three months ended June 30, 2020. Net sales increased primarily due to higher transactional and compliance volumes.

Income from operations increased $35.3 million to $64.6 million for the three months ended June 30, 2021 as compared to $29.3 million for the three months ended June 30, 2020, primarily due to a decrease in restructuring, impairment and other charges, net, higher sales volumes, a favorable sales mix, cost savings initiatives and a decrease in depreciation and amortization expense, partially offset by higher selling expense as a result of increased sales volume and higher incentive compensation expense.

Operating margins increased from 24.3% for the three months ended June 30, 2020 to 42.2% for the three months ended June 30, 2021, primarily due to a decrease in restructuring, impairment and other charges, net, which had a positive impact on the change in operating margin of 10.6%, favorable sales mix, cost savings initiatives and a decrease in depreciation and amortization expense, partially offset by higher selling expense and higher incentive compensation expense.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

Net sales for the six months ended June 30, 2021 were $291.6 million, an increase of $71.7 million, or 32.6%, as compared to the six months ended June 30, 2020, primarily due to higher transactional and compliance volumes.

Income from operations increased $73.0 million to $123.7 million for the six months ended June 30, 2021 as compared to $50.7 million for the six months ended June 30, 2020, primarily due to a decrease in restructuring, impairment and other charges, net, higher sales volumes, a favorable sales mix, cost savings initiatives and a decrease in depreciation and amortization expense, partially offset by higher selling expense as a result of increased sales volume, a higher allocation of overhead costs and higher incentive compensation expense.

Operating margins increased from 23.1% for the six months ended June 30, 2020 to 42.4% for the six months ended June 30, 2021, primarily due to a decrease in restructuring, impairment and other charges, net, which had a positive impact on the change in operating margin of 5.8%, a favorable sales mix, cost savings initiatives and a decrease in depreciation and amortization expense, partially offset by higher selling expense, a higher allocation of overhead costs and higher incentive compensation expense.

Investment Companies – Software Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales	$22.8	$15.8	$7.0	44.3%	$44.6	$31.9	$12.7	39.8%
Income from operations	3.5	0.4	3.1	nm	5.5	0.5	5.0	nm
Operating margin	15.4%	2.5%			12.3%	1.6%
Items impacting comparability
Restructuring, impairment and other charges, net	0.1	0.1	—	—	0.1	0.4	(0.3)	(75.0%)
Non-income tax, net	(0.1)	—	(0.1)	nm	(0.1)	—	(0.1)	nm

nm – Not meaningful

Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

Net sales for the three months ended June 30, 2021 were $22.8 million, an increase of $7.0 million, or 44.3%, as compared to the three months ended June 30, 2020. Net sales increased primarily due to higher ArcDigital and ArcPro volumes.

Income from operations increased $3.1 million to $3.5 million for the three months ended June 30, 2021 as compared to $0.4 million for the three months ended June 30, 2020, primarily due to higher sales volumes.

Operating margins increased from 2.5% for the three months ended June 30, 2020 to 15.4% for the three months ended June 30, 2021, primarily due to higher sales volumes.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

Net sales for the six months ended June 30, 2021 were $44.6 million, an increase of $12.7 million, or 39.8%, as compared to the six months ended June 30, 2020, primarily due to higher ArcDigital and ArcPro volumes.

Income from operations increased $5.0 million to $5.5 million for the six months ended June 30, 2021, as compared to $0.5 million for the six months ended June 30, 2020, primarily due to higher sales volumes, partially offset by higher selling expense as a result of increased sales volume, higher incentive compensation expense and a higher allocation of overhead costs.

Operating margins increased from 1.6% for the six months ended June 30, 2020 to 12.3% for the six months ended June 30, 2021, primarily due to higher sales volumes, partially offset by higher selling expense, higher incentive compensation expense and a higher allocation of overhead costs.

Investment Companies – Compliance and Communications Management

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales	$47.8	$85.6	$(37.8)	(44.2%)	$94.3	$159.9	$(65.6)	(41.0%)
Income from operations	2.1	2.0	0.1	5.0%	8.4	4.1	4.3	nm
Operating margin	4.4%	2.3%			8.9%	2.6%
Items impacting comparability
Restructuring, impairment and other charges, net	1.9	4.8	(2.9)	(60.4%)	2.6	5.2	(2.6)	(50.0%)
COVID-19 related expenses (recoveries), net	—	2.1	(2.1)	(100.0%)	(0.7)	2.6	(3.3)	nm
Accelerated rent expense	—	0.3	(0.3)	(100.0%)	—	0.3	(0.3)	(100.0%)

nm – Not meaningful

Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

Net sales for the three months ended June 30, 2021 were $47.8 million, a decrease of $37.8 million, or 44.2%, as compared to the three months ended June 30, 2020. Net sales decreased primarily due to lower mutual funds compliance volumes as a result of SEC Rule 30e-3 and 498A eliminating print requirements and lower transactional volumes.

Income from operations increased $0.1 million, or 5.0%, to $2.1 million for the three months ended June 30, 2021 as compared to $2.0 million for the three months ended June 30, 2020, primarily due to cost savings as a result of the print platform consolidation, a decrease in restructuring, impairment and other charges, net, a decrease in COVID-19 related expenses, net, lower allocations of overhead costs and a reduction in depreciation and amortization expense, partially offset by lower sales volume and higher incentive compensation expense.

Operating margins increased from 2.3% for the three months ended June 30, 2020 to 4.4% for the three months ended June 30, 2021, primarily due to a decrease in restructuring, impairment and other charges, net, a decrease in COVID-19 related expenses, net, which combined to have a positive impact on the change in operating margin of 10.5%, cost savings as a result of the print platform consolidation, lower allocations of overhead costs and a reduction in depreciation and amortization expense, partially offset by lower sales volume and higher incentive compensation expense.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

Net sales for the six months ended June 30, 2021 were $94.3 million, a decrease of $65.6 million, or 41.0%, as compared to the six months ended June 30, 2020, primarily due to lower mutual funds compliance volumes as a result of SEC Rule 30e-3 and 498A eliminating print requirements and lower transactional volumes.

Income from operations increased $4.3 million to $8.4 million for the six months ended June 30, 2021, as compared to $4.1 million for the six months ended June 30, 2020, primarily due to cost savings as a result of the consolidation of the print platform, lower allocations of overhead costs, a decrease in COVID-19 related expenses, net, a decrease in depreciation and amortization expense and a decrease in restructuring, impairment and other charges, net, partially offset by lower sales volume and higher incentive compensation expense.

Operating margins increased from 2.6% for the six months ended June 30, 2020 to 8.9% for the six months ended June 30, 2021, primarily due to a decrease in COVID-19 related expenses, net, a decrease in restructuring, impairment and other charges, net, which combined to have a positive impact on the change in operating margin of 6.3%, cost savings as a result of the consolidation of the print platform consolidation, lower allocations of overhead costs and a decrease in depreciation and amortization expense, partially offset by lower sales volume and higher incentive compensation expense.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Operating expenses	$17.5	$28.8	$40.5	$42.3
Items impacting comparability
Share-based compensation expense	5.9	3.1	9.0	5.4
Restructuring, impairment and other charges, net	0.1	2.8	0.2	4.4
LSC multiemployer pension plans obligation	0.2	12.3	7.5	12.3
COVID-19 related expenses, net	—	0.1	—	0.1
eBrevia contingent consideration	—	—	—	(0.4)

Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

Corporate operating expenses for the three months ended June 30, 2021 decreased $11.3 million as compared to the three months ended June 30, 2020, primarily due to a decrease in LSC multiemployer pension plan obligation expense, a decrease in restructuring, impairment and other charges, net and a decrease in depreciation and amortization expense, partially offset by higher incentive compensation expense and higher share-based compensation expense.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

Corporate operating expenses for the six months ended June 30, 2021 decreased $1.8 million as compared to the six months ended June 30, 2020, primarily due to a decrease in LSC multiemployer pension plan obligations expense, a decrease in restructuring, impairment and other charges, net and a decrease in depreciation and amortization expense, partially offset by higher incentive compensation expense and higher share-based compensation expense.

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

•
COVID-19 related (recoveries) expenses, net. Recoveries recognized and incremental expenses incurred as a result of the COVID-19 pandemic. Incremental expenses included incremental vendor costs and premium wages paid to certain employees as well as costs to clean and disinfect the Company’s facilities more frequently. As a result of these incremental expenses, the Company invoiced certain customers COVID-19 related surcharges as well as received an insurance reimbursement associated with certain COVID-19 related expenses.

A reconciliation of net earnings (loss) to Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Net earnings (loss)	$42.9	$(1.3)	$78.1	$2.8
Restructuring, impairment and other charges, net	2.8	25.1	3.6	28.2
Share-based compensation expense	5.9	3.1	9.0	5.4
LSC multiemployer pension plans obligation	0.2	12.3	7.5	12.3
Loss on equity investment	—	—	0.2	—
Non-income tax, net	(1.0)	—	(0.9)	—
COVID-19 related (recoveries) expenses, net	(0.1)	1.1	(1.0)	1.9
Accelerated rent expense	—	0.6	—	0.6
eBrevia contingent consideration	—	—	—	(0.4)
Depreciation and amortization	10.1	14.7	19.9	27.1
Interest expense, net	5.9	6.3	11.2	10.9
Investment and other income, net	(1.5)	(0.5)	(2.5)	(0.9)
Income tax expense (benefit)	14.7	(0.6)	25.9	3.0
Adjusted EBITDA	$79.9	$60.8	$151.0	$90.9

Restructuring, impairment and other charges, net—The three months ended June 30, 2021 included $2.7 million of employee termination costs. The six months ended June 30, 2021 included $2.9 million of employee termination costs and $0.6 million for other restructuring charges. The three months ended June 30, 2020 included $12.3 million of employee termination costs, impairment charges of $12.1 million on operating lease ROU assets in certain locations and $0.7 million for other restructuring costs, primarily related to the realignment of the Company's operating segments. The six months ended June 30, 2020 included $13.9 million of employee termination costs, impairment charges of $12.1 million on operating lease ROU assets in certain locations and $2.2 million for other charges, primarily related to the realignment of the Company’s operating segments.

Share-based compensation expense—Included charges of $5.9 million and $3.1 million for the three months ended June 30, 2021 and 2020, respectively, and $9.0 million and $5.4 million for the six months ended June 30, 2021 and 2020, respectively.

LSC multiemployer pension plans obligation—Included charges of $0.2 million and $7.5 million for the three and six months ended June 30, 2021, respectively, and a charge of $12.3 million for both the three and six months ended June 30, 2020 for the Company's accrual related to the LSC MEPP Liabilities. Refer to Note 7, Commitments and Contingencies, for additional information.

Loss on equity investment—Included an unrealized loss of $0.2 million for the six months ended June 30, 2021.

Non-income tax, net—Included income of $1.0 million and $0.9 million for the three and six months ended June 30, 2021, respectively, as a result of a decrease in the Company’s accrual for certain estimated non-income tax exposures. Refer to Note 7, Commitments and Contingencies, for additional information.

COVID-19 related (recoveries) expenses, net—The three and six months ended June 30, 2021 included recoveries of $0.1 million and $1.0 million, respectively, primarily related to an insurance reimbursement of COVID-19 related expenses. The three and six months ended June 30, 2020 included charges of $1.1 million and $1.9 million, respectively, primarily related to incremental vendor costs, premium wages and incentive compensation paid to certain employees, net of COVID-19 related sales surcharges invoiced to certain customers.

Accelerated rent expense—Included charges of $0.6 million for both the three and six months ended June 30, 2020 for the acceleration of rent expense associated with abandoned operating leases.

eBrevia contingent consideration—Included a gain of $0.4 million for the six months ended June 30, 2020 as a result of a decrease in the contingent consideration to be paid to the former owners of eBrevia.

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

Cash and cash equivalents were $39.9 million at June 30, 2021, which included $33.2 million in the U.S. and $6.7 million at international locations.

The following describes the Company’s cash flows for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020
	(in millions)
Net cash used in operating activities	$(7.7)	$(23.9)
Net cash used in investing activities	(17.7)	(4.2)
Net cash (used in) provided by financing activities	(9.9)	49.5
Effect of exchange rate on cash and cash equivalents	1.6	(1.2)
Net (decrease) increase in cash and cash equivalents	$(33.7)	$20.2

Cash Flows Used in Operating Activities

Operating cash inflows and outflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor, rent, raw materials and other operating activities.

Net cash used in operating activities was $7.7 million for the six months ended June 30, 2021 compared to $23.9 million used in the six months ended June 30, 2020. The decrease in cash used in operating activities was primarily due to the significant increase in net earnings, partially offset by a cash outflow for accrued liabilities and other as well as prepaid expenses and other current assets and an increase in income taxes paid. Accounts payable and accrued liabilities and other decreased operating cash flows by $15.3 million for the six months ended June 30, 2021, as compared to a $20.7 million increase in operating cash flows for the six months ended June 30, 2020, primarily due to higher incentive compensation and commission payments and payments related to the LSC MEPP liability. The Company's income tax payments increased by $23.1 million to $24.3 million for the six months ended June 30, 2021 from $1.2 million, primarily due to federal and state income tax payments made in the six months ended June 30, 2021. Prepaid expense and other current assets decreased operating cash flows by $5.3 million for the six months ended June 30, 2021, as compared to $1.6 million for the six months ended June 30, 2020 due to timing of payments. The Company's interest payments decreased by $3.1 million to $10.6 million for the six months ended June 30, 2021 from $13.7 million, primarily due to a reduction in interest payments subsequent to the Company's partial repurchase and retirement of the Notes during the six months ended June 30, 2020.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $17.7 million for the six months ended June 30, 2021, which consisted of capital expenditures of $17.7 million, primarily driven by investments in software development. The Company expects that capital expenditures for 2021 will be approximately $45 million.

Net cash used in investing activities was $4.2 million for the six months ended June 30, 2020, which primarily consisted of capital expenditures of $15.7 million, mostly driven by investments in software development, partially offset by $12.8 million of proceeds from the sale of one of the Company's investments in equity securities.

Cash Flows (Used in) Provided By Financing Activities

Net cash used in financing activities was $9.9 million for the six months ended June 30, 2021. During the six months ended June 30, 2021, the Company received $228.0 million of proceeds from the Revolving Facility borrowings, partially offset by $218.0 million of payments on the Revolving Facility borrowings. The Company’s common stock repurchases for the six months ended June 30, 2021 totaled $19.1 million, which included $10.5 million of repurchases under the stock repurchase program and $8.6 million associated with vesting of the Company employees’ equity awards.

Net cash provided by financing activities was $49.5 million for the six months ended June 30, 2020. During the six months ended June 30, 2020, the Company received $240.5 million of proceeds from the Revolving Facility borrowings, partially offset by $120.5 million of payments on the Revolving Facility borrowings, as well as utilized $63.3 million for the purchase and retirement of certain of the Company’s Notes. The Company’s common stock repurchases for the six months ended June 30, 2020 totaled $5.3 million.

Debt

The Company’s debt as of June 30, 2021 and December 31, 2020 consisted of the following (in millions):

	June 30, 2021	December 31, 2020
8.25% senior notes due October 15, 2024	$233.0	$233.0
Borrowings under the Revolving Facility	10.0	—
Unamortized debt issuance costs	(2.1)	(2.5)
Total long-term debt	$240.9	$230.5

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

	June 30, 2021	December 31, 2020
	(in millions)
Current assets	$277.3	$226.2
Noncurrent assets	1,010.0	931.7
Current liabilities	233.3	235.8
Noncurrent liabilities	368.4	370.9

Six Months Ended
June 30, 2021
(in millions)
Total net sales	$448.1
Total cost of sales	193.8
Income from operations	100.9
Net earnings	68.8

During the six months ended June 30, 2021, Nonguarantors intercompany revenue and cost of sales totaled $4.8 million each. As of June 30, 2021, and December 31, 2020, an intercompany short-term note receivable due to Nonguarantors from the Parent totaled $33.0 million and $27.5 million, respectively, and an intercompany accounts receivable due to Parent from Nonguarantors totaled $2.6 million and $3.6 million, respectively.

Credit Agreement—On May 27, 2021, the Company completed the Amended and Restated Credit Agreement to, among other things, extend the maturity of the $300 million Revolving Facility to May 27, 2026 and modify certain financial maintenance and negative covenants in the Credit Agreement. The Amended and Restated Credit Agreement provides for a $200 million Delayed-Draw Term Loan A Facility. The proceeds may only be used to redeem or repurchase the Company's Notes, which become redeemable, in whole or in part, on or after October 15, 2021, at the redemption price of 102.063%, plus accrued and unpaid interest, if any.

The Credit Agreement contains a number of covenants, including, but not limited to, a minimum Interest Coverage Ratio and the Consolidated Net Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $20.0 million in aggregate, though additional dividends may be allowed subject to certain conditions. Each of these covenants is subject to important exceptions and qualifications. Refer to Note 8, Debt, for additional information.

As of June 30, 2021, there was $10.0 million of borrowings outstanding under the Revolving Facility and $2.3 million of outstanding letters of credit that reduced the availability under the Revolving Facility. Based on the Company’s results of operations for the twelve months ended June 30, 2021 and existing debt, the Company would have had the ability to utilize the remaining $287.7 million of the $300.0 million Revolving Facility and not have been in violation of the terms of the agreement.

The current availability under the Revolving Facility and net available liquidity as of June 30, 2021 is shown in the table below:

June 30, 2021
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	10.0
Impact on availability related to outstanding letters of credit	2.3
$12.3

Current availability	$287.7
Cash	39.9
Net Available Liquidity	$327.6

The Company was in compliance with its debt covenants as of June 30, 2021, and expects to remain in compliance based on management’s estimates of operating and financial results for 2021 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of June 30, 2021, the Revolving Facility is supported by fifteen U.S. and international financial institutions. As of June 30, 2021, the Company had $3.4 million in outstanding letters of credit and bank guarantees.

As of June 30, 2021, the Company met all the conditions required to borrow under the Revolving Facility, and management expects the Company to continue to meet the applicable borrowing conditions.

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

Item 4. Controls and Procedures

(a)
Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

(b)
Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There were no material changes during the three months ended June 30, 2021 to the risk factors identified in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
April 1, 2021 - April 30, 2021	157,781	$28.96	157,781	$42,121,768
May 1, 2021 - May 31, 2021	93,024	26.78	89,986	39,712,156
June 1, 2021 - June 30, 2021	8,817	31.04	2,800	39,628,331
Total	259,622	$28.25	250,567

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.1

Indenture, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.2

Description of the Donnelley Financial Solutions, Inc. Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated December 31, 2019, filed on February 26, 2020)

10.1

Amended and Restated Credit Agreement dated as of May 27, 2021, by and among Donnelley Financial Solutions, Inc. the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 27, 2021, filed on June 1, 2021)

10.2

2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.3

Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2017, filed on May 23, 2017)*

10.4

Amendment to the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan dated May 20, 2019 (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A (file No. 001-37728) filed April 22, 2019)*

10.5

Amendment to Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan dated June 27, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 10-Q dated June 30, 2019, filed on August 1, 2019)*

10.6

Donnelley Financial Solutions, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K dated December 31, 2020, filed on February 25, 2021)*

10.7

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to R.R Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.8

Donnelley Financial Solutions, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.9

Donnelley Financial Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.10

Donnelley Financial Solutions, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 15, 2020, filed on July 20, 2020)*

10.11

Letter Agreement to Employment Agreement, dated as of April 20, 2018, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 10, 2018, filed on April 16, 2018)*

10.12

Amended and Restated Employment Agreement, dated as of July 13, 2017, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 13, 2017, filed on July 14, 2017)*

10.13

Amendment dated as of July 15, 2020 to Amended and Restated Employment Agreement dated as of July 13, 2017 between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 15, 2020, filed on July 20, 2020)*

10.14

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and Thomas F. Juhase (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.15

Waiver of Severance Benefits, dated as of June 1, 2017, by and between Thomas F. Juhase and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.16

Agreement dated June 26, 2020, between Donnelley Financial Solutions, Inc. and Thomas F. Juhase (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 26, 2020, filed on June 26, 2020)*

10.17

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and David A. Gardella (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.18

Waiver of Severance Benefits, dated as of June 1, 2017, by and between David A. Gardella and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.19

Assignment of Severance Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and Jennifer B. Reiners (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.20

Waiver of Severance Benefits, dated as of June 1, 2017, by and between Jennifer B. Reiners and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.21	Donnelley Financial Solutions Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 2, 2018, filed on March 13, 2018)*

10.22	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated December 31, 2017, filed on February 28, 2018)*

10.23	Form of Performance Share Unit Award Agreement (for 2019) (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2018, filed on May 2, 2019)*

10.24	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.25	Form of Restricted Stock Unit Award (2021) (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K dated December 31, 2020, filed on February 25, 2021)*

10.26	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.27	Form of Performance Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2020, filed on March 6, 2020)*

10.28	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 2, 2020, filed on March 6, 2020)*

10.29

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

Date: August 4, 2021