Form 10-Q
period 2021-09-30
Donnelley Financial Solutions, Inc.
filed 2021-11-03
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☒

As of October 29, 2021, 33,143,850 shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Operations

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales
Tech-enabled services	$142.1	$104.5	$394.6	$301.8
Software solutions	69.3	51.1	196.2	146.0
Print and distribution	36.3	53.9	169.7	236.4
Total net sales	247.7	209.5	760.5	684.2
Cost of sales (a)
Tech-enabled services	39.6	42.6	123.3	132.9
Software solutions	26.9	23.3	76.5	71.8
Print and distribution	26.6	46.6	121.1	181.6
Total cost of sales	93.1	112.5	320.9	386.3
Selling, general and administrative expenses (a)	77.0	62.2	225.6	192.0
Depreciation and amortization	10.0	12.6	29.9	39.7
Restructuring, impairment and other charges, net	3.3	7.0	6.9	35.2
Other operating income, net	(0.7)	—	(0.7)	—
Income from operations	65.0	15.2	177.9	31.0
Interest expense, net	5.9	5.9	17.1	16.8
Investment and other income, net	(1.7)	(0.4)	(4.0)	(1.3)
Earnings before income taxes	60.8	9.7	164.8	15.5
Income tax expense	18.6	2.6	44.5	5.6
Net earnings	$42.2	$7.1	$120.3	$9.9

Net earnings per share:
Basic	$1.25	$0.21	$3.57	$0.29
Diluted	$1.22	$0.21	$3.48	$0.29
Weighted average number of common shares outstanding:
Basic	33.7	34.0	33.7	34.0
Diluted	34.7	34.2	34.6	34.0

(a)
Exclusive of depreciation and amortization

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net earnings	$42.2	$7.1	$120.3	$9.9

Other comprehensive (loss) income, net of tax:
Translation adjustments	(0.7)	(0.5)	(0.2)	(2.2)
Adjustment for net periodic pension and other postretirement benefits plan	0.6	1.4	2.0	2.5
Other comprehensive (loss) income, net of tax	(0.1)	0.9	1.8	0.3
Comprehensive income	$42.1	$8.0	$122.1	$10.2

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Balance Sheets

(in millions, except per share data)

(UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$122.9	$73.6
Receivables, less allowances for expected losses of $13.0 in 2021 (2020 - $10.5)	244.4	173.5
Inventories	5.1	4.9
Prepaid expenses and other current assets	19.9	9.7
Assets held for sale	2.6	5.5
Total current assets	394.9	267.2
Property, plant and equipment, net	17.9	12.0
Operating lease right-of-use assets	45.5	52.5
Software, net	55.0	51.2
Goodwill	409.9	409.9
Other intangible assets, net	9.1	9.8
Deferred income taxes, net	26.8	34.0
Other noncurrent assets	35.4	29.0
Total assets	$994.5	$865.6
LIABILITIES
Accounts payable	$49.0	$54.2
Short-term debt	40.5	—
Operating lease liabilities	18.8	19.7
Accrued liabilities	210.3	164.6
Total current liabilities	318.6	238.5
Long-term debt	190.5	230.5
Deferred compensation liabilities	20.0	20.8
Pension and other postretirement benefits plan liabilities	44.0	51.0
Noncurrent operating lease liabilities	41.7	51.0
Other noncurrent liabilities	20.8	26.0
Total liabilities	635.6	617.8
Commitments and Contingencies (Note 7)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and outstanding: 35.9 shares and 33.4 shares in 2021 (2020 - 34.9 shares and 33.3 shares)	0.4	0.3
Treasury stock, at cost: 2.5 shares in 2021 (2020 - 1.6 shares)	(43.4)	(16.0)
Additional paid-in capital	255.1	238.8
Retained earnings	225.8	105.5
Accumulated other comprehensive loss	(79.0)	(80.8)
Total equity	358.9	247.8
Total liabilities and equity	$994.5	$865.6

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Cash Flows

(in millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net earnings	$120.3	$9.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29.9	39.7
Provision for expected losses on accounts receivable	2.2	4.0
Impairment charges	2.8	17.6
Share-based compensation	14.2	9.8
Gain on debt extinguishment	—	(2.3)
Deferred income taxes	6.6	(9.8)
Net pension plan income	(3.2)	(1.5)
Amortization of right-of-use assets	12.9	18.4
Other	0.3	—
Changes in operating assets and liabilities:
Accounts receivable, net	(73.5)	(59.4)
Inventories	(0.2)	1.1
Prepaid expenses and other current assets	(11.4)	(8.3)
Accounts payable	(7.5)	(10.3)
Income taxes payable and receivable	5.3	2.9
Accrued liabilities and other	21.2	57.6
Operating lease liabilities	(15.7)	(16.2)
Pension and other postretirement benefits plan contributions	(1.0)	(0.7)
Net cash provided by operating activities	103.2	52.5
INVESTING ACTIVITIES
Capital expenditures	(28.2)	(24.5)
Purchase of investment	—	(1.2)
Proceeds from sale of investment	—	12.8
Other investing activities	0.9	(0.3)
Net cash used in investing activities	(27.3)	(13.2)
FINANCING ACTIVITIES
Revolving facility borrowings	278.0	305.5
Payments on revolving facility borrowings	(278.0)	(244.0)
Payments on long-term debt	—	(63.8)
Debt issuance costs	(2.8)	—
Treasury share repurchases	(26.5)	(10.3)
Proceeds from exercise of stock options	2.2	—
Other financing activities	(0.4)	(1.9)
Net cash used in financing activities	(27.5)	(14.5)
Effect of exchange rate on cash and cash equivalents	0.9	(1.1)
Net increase in cash and cash equivalents	49.3	23.7
Cash and cash equivalents at beginning of year	73.6	17.2
Cash and cash equivalents at end of period	$122.9	$40.9
Supplemental cash flow information
Income taxes paid (net of refunds)	$32.0	$12.4
Interest paid	$11.0	$14.6
Non-cash investing activities:
Other investing activities	$—	$0.7
Conversion of note receivable to equity of investee	$—	$(1.0)

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2021 and 2020

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	35.9	$0.4	2.3	$(35.1)	$249.6	$183.6	$(78.9)	$319.6
Net earnings	—	—	—	—	—	42.2		42.2
Other comprehensive loss	—	—	—	—	—	—	(0.1)	(0.1)
Share-based compensation	—	—	—	—	5.2	—	—	5.2
Common stock repurchases	—	—	0.2	(8.2)	—	—	—	(8.2)
Issuance of share-based awards, net of withholdings and other	—	—	—	(0.1)	0.3	—	—	0.2
Balance at September 30, 2021	35.9	$0.4	2.5	$(43.4)	$255.1	$225.8	$(79.0)	$358.9

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	34.9	$0.3	1.1	$(9.5)	$230.6	$134.2	$(85.2)	$270.4
Net earnings	—	—	—	—	—	7.1	—	7.1
Other comprehensive income	—	—	—	—	—	—	0.9	0.9
Share-based compensation	—	—	—	—	4.4	—	—	4.4
Common stock repurchases	—	—	0.4	(5.1)	—	—	—	(5.1)
Balance at September 30, 2020	34.9	$0.3	1.5	$(14.6)	$235.0	$141.3	$(84.3)	$277.7

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2021 and 2020

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	34.9	$0.3	1.6	$(16.0)	$238.8	$105.5	$(80.8)	$247.8
Net earnings	—	—	—	—	—	120.3	—	120.3
Other comprehensive income	—	—	—	—	—	—	1.8	1.8
Share-based compensation	—	—	—	—	14.2	—	—	14.2
Common stock repurchases	—	—	0.6	(18.7)	—	—	—	(18.7)
Issuance of share-based awards, net of withholdings and other	1.0	0.1	0.3	(8.7)	2.1	—	—	(6.5)
Balance at September 30, 2021	35.9	$0.4	2.5	$(43.4)	$255.1	$225.8	$(79.0)	$358.9

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	34.5	$0.3	0.3	$(4.2)	$225.2	$131.9	$(84.6)	$268.6
Net earnings	—	—	—	—	—	9.9	—	9.9
Other comprehensive income	—	—	—	—	—	—	0.3	0.3
Adoption of ASU 2016-13	—	—	—	—	—	(0.5)	—	(0.5)
Share-based compensation	—	—	—	—	9.8	—	—	9.8
Common stock repurchases	—	—	1.0	(8.9)	—	—	—	(8.9)
Issuance of share-based awards, net of withholdings and other	0.4	—	0.2	(1.5)	—	—	—	(1.5)
Balance at September 30, 2020	34.9	$0.3	1.5	$(14.6)	$235.0	$141.3	$(84.3)	$277.7

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Inventory—The components of the Company’s inventories stated at the lower of cost or market, net of excess and obsolescence reserves for raw materials, at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Raw materials and manufacturing supplies	$2.5	$2.5
Work in process	2.6	2.4
Total	$5.1	$4.9

Property, Plant and Equipment—The components of the Company’s property, plant and equipment, net at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Land	$0.3	$0.3
Buildings	20.2	24.1
Machinery and equipment	87.8	98.4
	108.3	122.8
Less: Accumulated depreciation	(90.4)	(110.8)
Total	$17.9	$12.0

Depreciation expense was $1.5 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and $4.6 million and $6.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Assets Held for Sale—As of September 30, 2021 and December 31, 2020, the Company had land and land with an office building held for sale with a carrying value of $2.6 million and $5.5 million, respectively. On August 20, 2021, the Company entered into an agreement to sell the land for a sale price of $12.5 million, to be increased to $12.9 million in consideration of the Company performing the demolition of an existing office building located on the property. The closing of this transaction is subject to a due diligence period, a period to obtain needed entitlements and customary closing conditions and there is no assurance that this sale will be completed. As a result of the demolition of the building, the Company recorded a non-cash impairment charge of $2.8 million for the remaining carrying value of the building during the three months ended September 30, 2021. The impairment charge was recorded in restructuring, impairment and other charges, net in the Unaudited Condensed Consolidated Statement of Operations in the Capital Markets – Compliance and Communications Management segment.

Software—Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software, excluding amortization expense related to other intangible assets, was $8.2 million and $8.3 million for the three months ended September 30, 2021 and 2020, respectively, and $24.5 million and $22.9 million for the nine months ended September 30, 2021 and 2020, respectively.

Investments—The carrying value of the Company’s investments in equity securities was $13.9 million and $13.4 million at September 30, 2021 and December 31, 2020, respectively. The Company measures its equity securities that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes. During the three and nine months ended September 30, 2021, the Company recorded a net unrealized gain of $0.6 million and $0.4 million, respectively, resulting from observable price changes in orderly transactions for the identical or similar investments.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Current Expected Credit Loss Reserve—Transactions affecting the current expected credit loss (“CECL”) reserve during the nine months ended September 30, 2021 and 2020 were as follows:

	September 30, 2021	September 30, 2020
Balance, beginning of year (a)	$10.5	$7.7
Adoption of ASU 2016-13 (b)	—	0.5
Provisions charged to expense and reclassifications	3.4	4.3
Write-offs and other	(0.9)	(1.3)
Balance, end of period (a)	$13.0	$11.2

__________

(a)
As of September 30, 2021, the CECL reserve balance is comprised of a $12.0 million provision for accounts receivable and a $1.0 million provision for unbilled receivables and contract assets. As of December 31, 2020, the CECL reserve balance was comprised of a $10.1 million provision for accounts receivable and a $0.4 million provision for unbilled receivables and contract assets.
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

Revenue is recognized upon transfer of control of promised services or products to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services or products. The Company’s services include software solutions and tech-enabled services whereas the Company’s products are comprised of print and distribution offerings. The Company’s arrangements with customers often include promises to transfer multiple services or products to a customer. Determining whether services and products are considered distinct performance obligations that should be accounted for separately requires significant judgment. Certain customer arrangements have multiple performance obligations as certain promises are both capable of being distinct and are distinct within the context of the contract. Other customer arrangements have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts, and therefore is not distinct. Revenue for the Company’s tech-enabled services, software solutions and print and distribution offerings is recognized either over time or at a point in time, as further disclosed in the Annual Report.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Disaggregation of Revenue

The following table disaggregates revenue between tech-enabled services, software solutions and print and distribution by reportable segment:

	Three Months Ended September 30,
	2021				2020
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$48.1	$—	$48.1	$—	$34.1	$—	$34.1
Capital Markets - Compliance and Communications Management	122.5	—	20.0	142.5	78.6	—	17.5	96.1
Investment Companies - Software Solutions	—	21.2	—	21.2	—	17.0	—	17.0
Investment Companies - Compliance and Communications Management	19.6	—	16.3	35.9	25.9	—	36.4	62.3
Total net sales	$142.1	$69.3	$36.3	$247.7	$104.5	$51.1	$53.9	$209.5

	Nine Months Ended September 30,
	2021				2020
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$130.4	$—	$130.4	$—	$97.1	$—	$97.1
Capital Markets - Compliance and Communications Management	332.3	—	101.8	434.1	224.4	—	91.6	316.0
Investment Companies - Software Solutions	—	65.8	—	65.8	—	48.9	—	48.9
Investment Companies - Compliance and Communications Management	62.3	—	67.9	130.2	77.4	—	144.8	222.2
Total net sales	$394.6	$196.2	$169.7	$760.5	$301.8	$146.0	$236.4	$684.2

Unbilled Receivables and Contract Balances

The timing of revenue recognition may differ from the timing of invoicing customers and these timing differences result in unbilled receivables, contract assets or contract liabilities. Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. The Company generally estimates contract assets based on historical selling price adjusted for its current experience and expected resolution of the variable consideration of the completed performance obligation. When the Company’s contracts contain variable consideration, the variable consideration is recognized only to the extent that it is probable that a significant revenue reversal will not occur in a future period. As a result, estimated revenue and contract assets may be constrained until the uncertainty associated with the variable consideration is resolved, which generally occurs in less than one year. Contract assets were $20.8 million and $18.5 million at September 30, 2021 and December 31, 2020, respectively. Generally, the contract assets balance is impacted by the recognition of additional revenue, amounts invoiced to customers and changes in the level of the constraint applied to variable consideration. Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price and management’s assessment of realizable selling price. Unbilled receivables were $78.8 million and $39.1 million at September 30, 2021 and December 31, 2020, respectively. Unbilled receivables and contract assets are included in accounts receivable on the Unaudited Condensed Consolidated Balance Sheets.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the nine months ended September 30, 2021, amounts recognized as revenue exceeded the estimates for performance obligations satisfied as of December 31, 2020 by approximately $26.2 million, primarily due to changes in the Company’s estimate of variable consideration and the application of the constraint.

Substantially all of the Company’s contracts with significant remaining performance obligations have an initial expected duration of one year or less.

Contract liabilities consist of deferred revenue and progress billings which are included in accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. Changes in contract liabilities were as follows:

Balance at January 1, 2021	$21.7
Deferral of revenue	102.9
Revenue recognized	(86.1)
Balance at September 30, 2021	$38.5

Balance at January 1, 2020	$13.1
Deferral of revenue	37.4
Revenue recognized	(32.3)
Balance at September 30, 2020	$18.2

Note 3. Goodwill and Other Intangible Assets

The balances of goodwill by reporting unit are presented below:

	Gross book value at December 31, 2020	Accumulated impairment charges at December 31, 2020	Net book value at December 31, 2020	Foreign exchange and other adjustments	Net book value at September 30, 2021
Capital Markets - Software Solutions	$103.7	$—	$103.7	$—	$103.7
Capital Markets - Compliance and Communications Management	253.0	—	253.0	—	253.0
Investment Companies - Software Solutions	53.2	—	53.2	—	53.2
Investment Companies - Compliance and Communications Management	40.6	(40.6)	—	—	—
Total	$450.5	$(40.6)	$409.9	$—	$409.9

The components of other intangible assets at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships (useful life of 15 years)	$10.4	$(1.9)	$8.5	$10.4	$(1.4)	$9.0
Trade names (useful life of 5 years)	1.0	(0.5)	0.5	1.0	(0.4)	0.6
Software license (useful life of 3 years)	0.3	(0.2)	0.1	0.3	(0.1)	0.2
Total other intangible assets	$11.7	$(2.6)	$9.1	$11.7	$(1.9)	$9.8

Amortization expense for other intangible assets was $0.3 million and $3.4 million for the three months ended September 30, 2021 and 2020, respectively, and $0.8 million and $10.1 million for the nine months ended September 30, 2021 and 2020, respectively. The weighted-average remaining useful life of the unamortized intangible assets as of September 30, 2021 is approximately twelve years.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following table outlines the estimated annual amortization expense related to other intangible assets:

For the year ending December 31,	Amount
2021 (excluding the nine months ended September 30, 2021)	$0.3
2022	1.0
2023	0.9
2024	0.7
2025	0.7
2026 and thereafter	5.5
Total	$9.1

Note 4. Leases

The Company has operating leases for certain service centers, office space, warehouses and equipment. The Company made payments of $5.5 million and $5.9 million for the three months ended September 30, 2021 and 2020, respectively, and $17.5 million and $18.8 million for the nine months ended September 30, 2021 and 2020, respectively, related to its operating lease liabilities.

The Company has finance leases, primarily related to certain IT equipment. Finance lease right-of-use ("ROU") assets and finance lease liabilities are recognized based on the present value of the minimum lease payments over the lease term at commencement date. During both the three and nine months ended September 30, 2021, the Company made payments of $0.4 million related to its finance lease liabilities.

The components of lease expense for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense:
Operating lease expense	$4.7	$7.1	$14.4	$21.0
Sublease income	(1.1)	(1.3)	(3.3)	(3.5)
Net operating lease expense	$3.6	$5.8	$11.1	$17.5

Finance lease expense:
Amortization of ROU asset	$0.4	$—	$0.4	$—
Total finance lease expense	$0.4	$—	$0.4	$—

The Company’s finance leases are presented within the Company’s Unaudited Condensed Consolidated Balance Sheets as follows:

September 30, 2021
Property, plant and equipment, net	$7.9

Accrued liabilities	$1.6
Other noncurrent liabilities	6.3
Total	$7.9

Other information related to finance leases as of and for the nine months ended September 30, 2021 were as follows:

September 30, 2021
Non-cash disclosure:
Increase in finance lease liabilities due to new ROU assets	$8.3
Weighted-average remaining lease term	4.7 years
Weighted-average discount rate	2.25%

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

For the three months ended September 30, 2021 and 2020, the Company recorded the following net restructuring, impairment and other charges by segment:

Three Months Ended September 30, 2021	Employee Terminations	Other Restructuring Charges	Impairment Charges	Total
Capital Markets - Software Solutions	$0.2	$—	$—	$0.2
Capital Markets - Compliance and Communications Management	(0.1)	—	2.8	2.7
Investment Companies - Software Solutions	—	—	—	—
Investment Companies - Compliance and Communications Management	0.1	0.2	—	0.3
Corporate	0.1	—	—	0.1
Total	$0.3	$0.2	$2.8	$3.3

Three Months Ended September 30, 2020	Employee Terminations	Impairment Charges	Other Charges	Total
Capital Markets - Software Solutions	$0.2	$—	$—	$0.2
Capital Markets - Compliance and Communications Management	0.5	2.0	—	2.5
Investment Companies - Software Solutions	—	2.2	—	2.2
Investment Companies - Compliance and Communications Management	0.2	—	—	0.2
Corporate	0.2	1.3	0.4	1.9
Total	$1.1	$5.5	$0.4	$7.0

For the nine months ended September 30, 2021 and 2020, the Company recorded the following net restructuring, impairment and other charges by segment:

Nine Months Ended September 30, 2021	Employee Terminations	Other Restructuring Charges	Impairment Charges	Other Charges	Total
Capital Markets - Software Solutions	$0.3	$—	$—	$—	$0.3
Capital Markets - Compliance and Communications Management	0.4	—	2.8	0.1	3.3
Investment Companies - Software Solutions	0.1	—	—	—	0.1
Investment Companies - Compliance and Communications Management	2.1	0.8	—	—	2.9
Corporate	0.3	—	—	—	0.3
Total	$3.2	$0.8	$2.8	$0.1	$6.9

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Nine Months Ended September 30, 2020	Employee Terminations	Impairment Charges	Other Charges	Total
Capital Markets - Software Solutions	$1.0	$—	$—	$1.0
Capital Markets - Compliance and Communications Management	5.6	14.1	0.2	19.9
Investment Companies - Software Solutions	0.4	2.2	—	2.6
Investment Companies - Compliance and Communications Management	5.4	—	—	5.4
Corporate	2.6	1.3	2.4	6.3
Total	$15.0	$17.6	$2.6	$35.2

For the three and nine months ended September 30, 2021, the Company recorded net restructuring charges of $0.3 million and $3.2 million, respectively, related to employee termination costs for approximately 170 employees for the nine months ended September 30, 2021, substantially all of whom will be terminated by December 31, 2021. The restructuring actions were primarily the result of the implementation of SEC Rule 30e-3 and amendments to SEC Rule 498A.

For the three and nine months ended September 30, 2021, the Company recorded a $2.8 million impairment charge related to the demolition of an office building, as further described in Note 1, Overview, Basis of Presentation and Significant Accounting Policies.

For the three and nine months ended September 30, 2020, the Company recorded net restructuring charges of $1.1 million and $15.0 million, respectively, related to employee termination costs for approximately 490 employees during the nine months ended September 30, 2020, substantially all of whom were terminated as of December 31, 2020. The restructuring actions were primarily the result of the implementation of SEC Rule 30e-3 and amendments to SEC Rule 498A and the reorganization of certain capital markets operations, as well as selling and administrative functions.

The Company abandoned certain operating leases during the three and nine months ended September 30, 2020 with the intent to sublease. As the fair value of the ROU assets was less than the carrying value, the Company recognized impairments of ROU assets of $3.7 million and $15.8 million for the three and nine months ended September 30, 2020, respectively, reducing the carrying value of the ROU assets to an estimated combined fair value of $3.6 million. The Company recognized further impairments related to these ROU assets of $2.4 million in the fourth quarter of 2020. The fair value of these assets was estimated utilizing inputs from market comparables in order to estimate future cash flows expected from sublease income over the remaining lease terms. Future changes in the estimated amount or timing of sublease arrangements could result in further impairment charges. For the three and nine months ended September 30, 2020, the Company also recorded $1.8 million of net impairment charges related to certain software assets.

For the three and nine months ended September 30, 2020, the Company also incurred $0.4 million and $2.6 million, respectively, of other charges, primarily related to the realignment of the Company’s operating segments.

Restructuring Reserve – Employee Terminations

The Company’s employee terminations liability is included in accrued liabilities in the Company’s Unaudited Condensed Consolidated Balance Sheets. Changes in the accrual for employee terminations during the nine months ended September 30, 2021, were as follows:

	December 31, 2020	Restructuring Charges	Reversals	Cash Paid	September 30, 2021
Employee terminations	$8.5	$3.4	$(0.2)	$(8.3)	$3.4

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 6. Retirement Plans

The components of the estimated net periodic benefit income for the Company’s pension plans for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest cost	$1.5	$2.2	$4.6	$6.6
Expected return on assets	(3.5)	(3.4)	(10.6)	(10.4)
Amortization, net	0.9	0.7	2.8	2.3
Net pension plan income	$(1.1)	$(0.5)	$(3.2)	$(1.5)

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

On July 24, 2020, the Company and RRD signed an agreement agreeing to submit to mediation and, if required, arbitration to determine the final liability allocation between the Company and RRD with respect to the LSC MEPP Liabilities. DFIN and RRD also agreed to share all required monthly and quarterly withdrawal liability payment obligations that become due during the mediation/arbitration period, with an adjustment and repayment to be made for any such payments according to the final allocation. The Company and RRD were unable to agree upon the final liability allocation in mediation and on March 22, 2021 submitted the matter to arbitration pursuant to the terms of the Separation Agreement, which is expected to take place during the fourth quarter of 2021.

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

As of September 30, 2021, the Company had $5.8 million accrued related to the remaining contingent liability and the Company’s estimated share of required payments until a final allocation is determined. The Company is not able to reasonably estimate the maximum potential loss due to the uncertainty related to the outcome of the final allocation of the LSC MEPP Liabilities between the Company and RRD. The expense associated with this liability has been recorded in selling, general and administrative ("SG&A") expenses within the Corporate segment in the Company’s Unaudited Condensed Consolidated Statements of Operations.

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

Non-income Taxes

The Company does not collect sales, use or similar taxes on all amounts invoiced in all jurisdictions in which the Company has sales based on its understanding that certain transactions are not subject to tax. Sales, use and similar tax laws vary greatly by jurisdiction and may require judgment to determine the applicability to the Company’s transactions. In 2020, the Company identified certain jurisdictions where the Company has not historically collected or remitted sales tax on certain services and that the Company believes it is probable that the jurisdiction would assess sales tax. As of September 30, 2021 and December 31, 2020, the Company accrued a contingent liability of $3.7 million and $5.2 million, respectively, for certain estimated sales tax exposures. The income statement impact associated with this liability is recorded in SG&A expenses in the Company’s Unaudited Condensed Consolidated Statements of Operations. Although management believes its estimates are reasonable, the resolution of the Company’s tax matters could result in tax liabilities that are higher or lower than what has been estimated by the Company.

Note 8. Debt

The Company’s debt as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
8.25% senior notes due October 15, 2024	$233.0	$233.0
Unamortized debt issuance costs	(2.0)	(2.5)
Total debt	231.0	230.5
Less: short-term debt	40.5	—
Long-term debt	$190.5	$230.5

Maturities—At September 30, 2021, the Company’s debt was comprised of the 8.25% senior unsecured notes due October 15, 2024 (“Notes”). On September 15, 2021, the Company provided an irrevocable notice to Wells Fargo Bank, N.A. (the “Trustee”) of its intent to redeem the Notes on October 15, 2021. The Company completed the redemption process on October 15, 2021, as further described below.

Fair Value—The fair value of the Notes, which was determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, was determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s Notes was $238.5 million and $247.5 million as of September 30, 2021 and December 31, 2020, respectively. The fair value of the Company's outstanding borrowings under the Revolving Facility (as defined below) is classified as Level 2 under the fair value hierarchy and approximates its carrying value as the Revolving Facility carries a variable rate of interest reflecting current market rate.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

8.25% Senior Notes Due 2024—On October 15, 2021, the Company redeemed the remaining outstanding Notes balance of $233.0 million at the redemption price of 102.063, plus accrued and unpaid interest of $9.6 million, using $200.0 million of proceeds from the Company's Delayed-Draw Term Loan A Facility (as further described below) and cash. The Notes principal balance that was paid using $33.0 million of cash and $7.5 million of the Delayed-Draw Term Loan A Facility, which is due within twelve months of the draw, was classified as short-term debt on the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2021. The Company expects to record a pre-tax loss on the extinguishment of the Notes of $6.8 million in the fourth quarter of 2021.

In the first quarter of 2020, the Company purchased and retired $66.5 million (notional amount) of the Notes at an average price of 95.25 and recognized a pre-tax gain on the extinguishment of debt of $2.3 million, which was net of unamortized debt issuance costs, and is recorded within interest expense, net in the Unaudited Condensed Consolidated Statements of Operations. In the third quarter of 2020, the Company repurchased and retired $0.5 million (notional amount) of the Notes at an average price of 98.75.

Prior to their redemption, the Company’s Notes were issued pursuant to an indenture (the "Indenture") where certain wholly-owned domestic subsidiaries of the Company guaranteed the Notes (the “Guarantors”). As of September 30, 2021, the Notes were jointly and severally guaranteed, on an unsecured basis, by the Guarantors, which were comprised of each of the Company’s direct and indirect wholly-owned U.S. subsidiaries that guaranteed the Company’s obligations under the Credit Facilities. The Notes were not guaranteed by the Company’s foreign subsidiaries or unrestricted subsidiaries. The Notes and the related guarantees were the Company and the Guarantors’, respective, senior unsecured obligations and ranked equally in right of payment to all senior debt, including the obligations under the Company’s Credit Facilities, senior in right of payment to all subordinated debt, and effectively subordinated in right of payment to any of the Company and the Guarantors’ secured debt, to the extent of the value of the assets securing such debt. The Indenture governing the Notes contained certain covenants applicable to the Company and its restricted subsidiaries, including limitations on: (1) liens; (2) indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries. Each of these covenants was subject to important exceptions and qualifications.

Credit Agreement—On May 27, 2021 (the "Restatement Effective Date"), the Company amended and restated its credit agreement dated as of September 30, 2016 (as in effect prior to such amendment and restatement, the “Credit Agreement,” and the Credit Agreement, as so amended and restated, the “Amended and Restated Credit Agreement”), by and among the Company, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, to, among other things, provide for a $200 million delayed-draw term loan A facility (the “Delayed-Draw Term Loan A Facility”), extend the maturity of the $300 million revolving facility (the "Revolving Facility") to May 27, 2026 and modify the financial maintenance and negative covenants in the Credit Agreement. On October 14, 2021, the Company drew $200.0 million from the Delayed-Draw Term Loan A Facility and used the proceeds to redeem the Company's Notes on October 15, 2021, as further described above. The principal amount of loans under the Delayed-Draw Term Loan A Facility are due and payable in equal quarterly installments of 1.25% of the original principal amount of the loans during the first three years after the Restatement Effective Date, commencing on March 31, 2022, and 2.50% of the original principal amount of the loans thereafter. The entire unpaid principal amount of the loans will be due and payable in full on May 27, 2026. Voluntary prepayments of the Delayed-Draw Term Loan A Facility are permitted at any time, in minimum principal amounts, as defined in the Amended and Restated Credit Agreement, without premium or penalty.

In October 2021, the Company prepaid $45.0 million of the Delayed-Draw Term Loan A Facility. As a result, the required quarterly installments of the original principal amount are not due until the second quarter of 2025.

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

Revolving Credit Facility—As of September 30, 2021, there were no borrowings outstanding under the Revolving Facility. The weighted average interest rate on borrowings under the Revolving Facility was 2.8% and 2.6% for the nine months ended September 30, 2021 and 2020, respectively.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following table summarizes interest expense, net included in the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest incurred	$6.1	$6.3	$17.6	$19.5
Less: Gain on debt extinguishment and other interest income	(0.2)	(0.4)	(0.5)	(2.7)
Interest expense, net	$5.9	$5.9	$17.1	$16.8

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

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net earnings per share:
Basic	$1.25	$0.21	$3.57	$0.29
Diluted	$1.22	$0.21	$3.48	$0.29
Numerator:
Net earnings	$42.2	$7.1	$120.3	$9.9
Denominator:
Weighted average number of common shares outstanding	33.7	34.0	33.7	34.0
Dilutive awards	1.0	0.2	0.9	—
Diluted weighted average number of common shares outstanding	34.7	34.2	34.6	34.0
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	—	0.4	—	1.1
Stock options	—	0.7	—	0.8
Total	—	1.1	—	1.9

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

For the three and nine months ended September 30, 2021, the Company repurchased 238,072 shares for $8.2 million at an average price of $34.37 per share and 615,321 shares for $18.7 million at an average price of $30.32 per share, respectively. As of September 30, 2021, the remaining authorized amount was $31.4 million.

Note 11. Comprehensive Income

The components of other comprehensive (loss) income and income tax expense (benefit) allocated to each component for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$(1.0)	$(0.3)	$(0.7)	$(0.3)	$(0.1)	$(0.2)
Adjustment for net periodic pension plan and other postretirement benefits plan	0.9	0.3	0.6	2.8	0.8	2.0
Other comprehensive (loss) income	$(0.1)	$—	$(0.1)	$2.5	$0.7	$1.8

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$(0.5)	$—	$(0.5)	$(2.2)	$—	$(2.2)
Adjustment for net periodic pension plan and other postretirement benefits plan	1.6	0.2	1.4	3.2	0.7	2.5
Other comprehensive income	$1.1	$0.2	$0.9	$1.0	$0.7	$0.3

The following table summarizes changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2021:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2020	$(67.6)	$(13.2)	$(80.8)
Other comprehensive income before reclassifications	—	0.2	0.2
Amounts reclassified from accumulated other comprehensive loss	2.0	(0.4)	1.6
Net change in accumulated other comprehensive loss	2.0	(0.2)	1.8
Balance at September 30, 2021	$(65.6)	$(13.4)	$(79.0)

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following table summarizes changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2020:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2019	$(70.9)	$(13.7)	$(84.6)
Other comprehensive loss before reclassifications	—	(2.2)	(2.2)
Amounts reclassified from accumulated other comprehensive loss	2.5	—	2.5
Net change in accumulated other comprehensive loss	2.5	(2.2)	0.3
Balance at September 30, 2020	$(68.4)	$(15.9)	$(84.3)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss (a)	$0.9	$1.6	$2.8	$3.2
Reclassification of translation adjustment (b)	—	—	(0.5)	—
Reclassifications before tax	0.9	1.6	2.3	3.2
Income tax expense	0.3	0.2	0.7	0.7
Reclassifications, net of tax	$0.6	$1.4	$1.6	$2.5

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

	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three Months Ended September 30, 2021
Capital Markets - Software Solutions	$48.1	$7.5	$4.2	$4.1
Capital Markets - Compliance and Communications Management	142.5	67.8	1.5	0.8
Investment Companies - Software Solutions	21.2	1.4	3.0	4.2
Investment Companies - Compliance and Communications Management	35.9	2.8	1.2	1.0
Total operating segments	247.7	79.5	9.9	10.1
Corporate	—	(14.5)	0.1	0.4
Total	$247.7	$65.0	$10.0	$10.5

	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three Months Ended September 30, 2020
Capital Markets - Software Solutions	$34.1	$2.1	$3.2	$4.4
Capital Markets - Compliance and Communications Management	96.1	37.2	3.6	1.3
Investment Companies - Software Solutions	17.0	(0.8)	2.9	2.1
Investment Companies - Compliance and Communications Management	62.3	(0.9)	2.8	0.8
Total operating segments	209.5	37.6	12.5	8.6
Corporate	—	(22.4)	0.1	0.2
Total	$209.5	$15.2	$12.6	$8.8

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Net Sales	Income (Loss) from Operations	Assets(a)	Depreciation and Amortization	Capital Expenditures
Nine Months Ended September 30, 2021
Capital Markets - Software Solutions	$130.4	$23.3	$185.2	$12.0	$12.3
Capital Markets - Compliance and Communications Management	434.1	191.5	451.0	4.5	2.1
Investment Companies - Software Solutions	65.8	6.9	92.7	9.8	8.7
Investment Companies - Compliance and Communications Management	130.2	11.2	60.5	3.4	2.3
Total operating segments	760.5	232.9	789.4	29.7	25.4
Corporate	—	(55.0)	205.1	0.2	2.8
Total	$760.5	$177.9	$994.5	$29.9	$28.2

	Net Sales	Income (Loss) from Operations	Assets(a)	Depreciation and Amortization	Capital Expenditures
Nine Months Ended September 30, 2020
Capital Markets - Software Solutions	$97.1	$4.9	$167.6	$9.9	$11.4
Capital Markets - Compliance and Communications Management	316.0	87.9	424.7	11.6	2.9
Investment Companies - Software Solutions	48.9	(0.3)	95.5	9.0	7.6
Investment Companies - Compliance and Communications Management	222.2	3.2	136.9	7.8	1.8
Total operating segments	684.2	95.7	824.7	38.3	23.7
Corporate	—	(64.7)	105.6	1.4	0.8
Total	$684.2	$31.0	$930.3	$39.7	$24.5

__________

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

Segments

The Company operates its business through four operating and reportable segments: Capital Markets – Software Solutions (“CM-SS”), Capital Markets – Compliance and Communications Management (“CM-CCM”), Investment Companies – Software Solutions (“IC-SS”), and Investment Companies – Compliance and Communications Management (“IC-CCM”). Corporate is not an operating segment and consists primarily of unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance and certain facility costs. In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefit plan expense (income) as well as share-based compensation expense, are included in Corporate and not allocated to the operating segments.

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

Executive Overview

Third Quarter Overview

Net sales for the three months ended September 30, 2021 increased by $38.2 million, or 18.2%, to $247.7 million from $209.5 million for the three months ended September 30, 2020, including a $0.8 million, or 0.4%, increase due to changes in foreign exchange rates. Net sales increased primarily due to higher capital markets transactional and compliance volumes and higher software solutions volumes in Venue, Arc Suite and ActiveDisclosure, partially offset by lower insurance and investment companies compliance volumes as a result of the impact of SEC Rule 30e-3 and 498A on the Company's business.

Income from operations for the three months ended September 30, 2021 increased by $49.8 million to $65.0 million from $15.2 million for the three months ended September 30, 2020, primarily due to higher sales volumes, a favorable sales mix, cost savings as a result of consolidation of the print platform and a $5.6 million decrease in LSC multiemployer pension plan obligation expense, partially offset by higher selling expense as a result of increased sales volume and higher incentive compensation expense.

Year-to-Date Overview

Net sales for the nine months ended September 30, 2021 increased by $76.3 million, or 11.2%, to $760.5 million from $684.2 million for the nine months ended September 30, 2020, including a $5.2 million, or 0.8%, increase due to changes in foreign exchange rates. Net sales increased primarily due to higher capital markets transactional and compliance volumes and higher software solutions volumes in Venue, Arc Suite and ActiveDisclosure, partially offset by lower insurance and investment companies compliance volumes as a result of the impact of SEC Rule 30e-3 and 498A on the Company's business.

Income from operations for the nine months ended September 30, 2021 increased by $146.9 million to $177.9 million from $31.0 million for the nine months ended September 30, 2020, primarily due to higher sales volume, a favorable sales mix, a decrease in restructuring, impairment and other charges, net, cost savings as a result of consolidation of the print platform, cost control initiatives and a $10.4 million decrease in LSC multiemployer pension plan obligation expense, partially offset by higher selling expense a result of increased sales volume and higher incentive compensation expense.

Redemption of 8.25% Senior Notes Due 2024

On October 15, 2021, the Company redeemed the remaining outstanding 8.25% senior unsecured notes due October 15, 2024 (“Notes”) balance of $233.0 million at the redemption price of 102.063, plus accrued and unpaid interest of $9.6 million, using $200.0 million of proceeds from the Company's Delayed-Draw Term Loan A Facility (as further described in Note 8, Debt) and cash. The Company expects to record a pre-tax loss on the extinguishment of the Notes of $6.8 million in the fourth quarter of 2021.

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

Some of the Company’s operations also have been affected by a range of external factors related to the COVID-19 pandemic that are not within the Company’s control. For example, many jurisdictions imposed a wide range of restrictions on the physical movement of the Company’s employees and vendors to limit the spread of COVID-19, although most of these restrictions have been rescinded, in whole or in part. If any of these external factors or widespread geographic shutdowns are renewed, or if the COVID-19 pandemic and related mitigation measures otherwise have a substantial impact on the Company’s or vendors’ employee attendance or productivity, the Company’s operations are expected to be adversely affected, and in turn the Company’s business, results of operations, liquidity and overall financial performance would be harmed. Furthermore, the Company’s insurance costs may increase.

In response to the COVID-19 pandemic, the Company has taken numerous steps, and will continue to take further actions to ensure the safety of the Company's employees. At the beginning of the pandemic, the Company reviewed and implemented an updated business continuity plan, required all non-essential employees to work from home, prohibited non-essential travel and conducted client and employee meetings virtually. During the third quarter of 2021, the Company implemented a flexible model that allows employees the option to continue to work from home, with the exception of essential employees whose roles require them to be on site. In the Company's manufacturing locations, the Company is following all federal, state and local safety requirements including social distancing where possible, wearing masks and increased cleaning. The Company continues to reevaluate these measures on an ongoing basis to ensure continuity of the Company's business operations and the safety of the Company's workforce. Incremental expenses incurred related to the COVID-19 pandemic included incremental vendor costs and premium wages paid to certain employees as well as costs to clean and disinfect the Company’s facilities more frequently. As a result of the incremental expenses, starting in the second quarter of 2020, the Company invoiced certain customers COVID-19-related sales surcharges to recoup some of the expenses. In the second half of 2020, the Company also received certain government subsidies in connection with COVID-19, primarily related to employee wages at certain international locations. The Company could incur such costs in future periods, however, the impact of such costs on the Company’s business, results of operations, liquidity and overall financial performance cannot be predicted at this time. The Company recorded COVID-19 recoveries, net of $1.0 million, related to an insurance reimbursement for COVID-19 expenses, and incurred $0.9 million of incremental expense, net of sales surcharges, during the nine months ended September 30, 2021 and 2020, respectively. The Company also continues to work closely with its clients to support them as they implement their own contingency plans, helping them access the Company’s services and products and continue to meet their regulatory requirements.

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

On July 24, 2020, the Company and RRD signed an agreement agreeing to submit to mediation and, if required, arbitration to determine the final liability allocation between the Company and RRD with respect to the LSC MEPP Liabilities. DFIN and RRD also agreed to share all required monthly and quarterly withdrawal liability payment obligations that become due during the mediation/arbitration period, with an adjustment and repayment to be made for any such payments according to the final allocation. The Company and RRD were unable to agree on the final liability allocation in mediation and on March 22, 2021 submitted the matter to arbitration pursuant to the terms of the Separation Agreement, which is expected to take place in the fourth quarter of 2021.

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

As of September 30, 2021, the Company had $5.8 million accrued related to the remaining contingent liability and the Company’s estimated share of required payments until a final allocation is determined. The Company is not able to reasonably estimate the maximum potential loss due to the uncertainty related to the outcome of the final allocation of the LSC MEPP Liabilities between the Company and RRD. The expense associated with this liability has been recorded in selling, general and administrative ("SG&A") expenses within the Corporate segment in the Company’s Unaudited Condensed Consolidated Statements of Operations.

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

Results of Operations for the Three and Nine Months Ended September 30, 2021 as Compared to the Three and Nine Months Ended September 30, 2020

The following table shows the results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales
Tech-enabled services	$142.1	$104.5	$37.6	36.0%	$394.6	$301.8	$92.8	30.7%
Software solutions	69.3	51.1	18.2	35.6%	196.2	146.0	50.2	34.4%
Print and distribution	36.3	53.9	(17.6)	(32.7%)	169.7	236.4	(66.7)	(28.2%)
Total net sales	247.7	209.5	38.2	18.2%	760.5	684.2	76.3	11.2%
Cost of sales (a)
Tech-enabled services	39.6	42.6	(3.0)	(7.0%)	123.3	132.9	(9.6)	(7.2%)
Software solutions	26.9	23.3	3.6	15.5%	76.5	71.8	4.7	6.5%
Print and distribution	26.6	46.6	(20.0)	(42.9%)	121.1	181.6	(60.5)	(33.3%)
Total cost of sales	93.1	112.5	(19.4)	(17.2%)	320.9	386.3	(65.4)	(16.9%)
Selling, general and administrative expenses (a)	77.0	62.2	14.8	23.8%	225.6	192.0	33.6	17.5%
Depreciation and amortization	10.0	12.6	(2.6)	(20.6%)	29.9	39.7	(9.8)	(24.7%)
Restructuring, impairment and other charges, net	3.3	7.0	(3.7)	(52.9%)	6.9	35.2	(28.3)	(80.4%)
Other operating income, net	(0.7)	—	(0.7)	nm	(0.7)	—	(0.7)	nm
Income from operations	65.0	15.2	49.8	nm	177.9	31.0	146.9	nm
Interest expense, net	5.9	5.9	—	—	17.1	16.8	0.3	1.8%
Investment and other income, net	(1.7)	(0.4)	(1.3)	nm	(4.0)	(1.3)	(2.7)	nm
Earnings before income taxes	60.8	9.7	51.1	nm	164.8	15.5	149.3	nm
Income tax expense	18.6	2.6	16.0	nm	44.5	5.6	38.9	nm
Net earnings	$42.2	$7.1	$35.1	nm	$120.3	$9.9	$110.4	nm

(a)
Exclusive of depreciation and amortization.

nm – Not meaningful

Consolidated

Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

Net sales of tech-enabled services of $142.1 million for the three months ended September 30, 2021 increased $37.6 million, or 36.0%, as compared to the three months ended September 30, 2020. Net sales of tech-enabled services increased primarily due to increased capital markets transactional and compliance volumes, partially offset by lower insurance and investment companies compliance volumes.

Net sales of software solutions of $69.3 million for the three months ended September 30, 2021 increased $18.2 million, or 35.6%, as compared to the three months ended September 30, 2020. Net sales of software solutions increased primarily due to increased Venue, ArcDigital, ActiveDisclosure and ArcPro volumes.

Net sales of print and distribution of $36.3 million for the three months ended September 30, 2021 decreased $17.6 million, or 32.7%, as compared to the three months ended September 30, 2020. Net sales of print and distribution decreased primarily due to lower insurance and investment companies compliance volumes as a result of the impact of SEC Rule 30e-3 and 498A on the Company's business, partially offset by higher capital markets transactional print volumes.

Tech-enabled services cost of sales of $39.6 million for the three months ended September 30, 2021 decreased $3.0 million, or 7.0%, as compared to the three months ended September 30, 2020. Tech-enabled services cost of sales decreased primarily due to a favorable sales mix, partially offset by the impact of higher sales volumes. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales decreased 12.9%, primarily driven by a favorable sales mix.

Software solutions cost of sales of $26.9 million for the three months ended September 30, 2021 increased $3.6 million, or 15.5%, as compared to the three months ended September 30, 2020. Software solutions cost of sales increased primarily due to increased sales volume and a higher allocation of overhead costs, partially offset by a favorable sales mix. As a percentage of software solutions net sales, software solutions cost of sales decreased 6.8%, primarily driven by a favorable sales mix, partially offset by a higher allocation of overhead costs.

Print and distribution cost of sales of $26.6 million for the three months ended September 30, 2021 decreased $20.0 million, or 42.9%, as compared to the three months ended September 30, 2020. Print and distribution cost of sales decreased primarily due to the impact of lower sales volumes as a result of the impact of SEC Rule 30e-3 and 498A on the Company's business, cost savings as a result of consolidation of the print platform and a lower allocation of overhead costs. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 13.2%, primarily driven by the print platform consolidation savings and a lower allocation of overhead costs.

SG&A expenses of $77.0 million for the three months ended September 30, 2021 increased $14.8 million, or 23.8%, as compared to the three months ended September 30, 2020. SG&A expenses increased primarily due to higher selling expense as a result of increased sales volume and higher incentive compensation expense, partially offset by a $5.6 million decrease in LSC multiemployer pension plan obligation expense. As a percentage of net sales, SG&A expenses increased 1.4% to 31.1% for the three months ended September 30, 2021, as compared to 29.7% for the three months ended September 30, 2020, primarily driven by higher selling expense and higher incentive compensation expense, partially offset by the decrease in LSC multiemployer pension plan obligation expense.

Depreciation and amortization of $10.0 million for the three months ended September 30, 2021 decreased $2.6 million, or 20.6%, as compared to the three months ended September 30, 2020. Depreciation and amortization decreased primarily due to intangible assets that were fully amortized by the end of fiscal year 2020. Depreciation and amortization included $0.3 million and $3.4 million of amortization of other intangible assets related to customer relationships and a tradename for the three months ended September 30, 2021 and 2020, respectively.

Restructuring, impairment and other charges, net of $3.3 million for the three months ended September 30, 2021 decreased $3.7 million, or 52.9%, compared to $7.0 million for the three months ended September 30, 2020. In 2021, these charges primarily related to a $2.8 million impairment charge related to the demolition of an office building, as further described in Note 1, Overview, Basis of Presentation and Significant Accounting Policies. In 2020, these charges included $5.5 million of impairment charges related to operating lease right-of-use ("ROU") assets and certain capitalized software and $1.1 million of employee termination costs.

Other operating income, net of $0.7 million for the three months ended September 30, 2021 includes a net gain on the sale of machinery and equipment at facilities being exited.

Income from operations of $65.0 million for the three months ended September 30, 2021 increased $49.8 million as compared to the three months ended September 30, 2020, primarily due to higher sales volumes, a favorable sales mix, cost savings as a result of consolidation of the print platform and a $5.6 million decrease in LSC multiemployer pension plan obligation expense, partially offset by higher selling expense as a result of increased sales volume and higher incentive compensation expense.

Interest expense, net of $5.9 million for the three months ended September 30, 2021 was flat compared to the three months ended September 30, 2020.

Investment and other income, net of $1.7 million for the three months ended September 30, 2021 increased $1.3 million primarily due to an unrealized gain on an investment and an increase in net pension plan income.

The effective income tax rate was 30.6% for the three months ended September 30, 2021 compared to 26.8% for the three months ended September 30, 2020. The increase in the effective income tax rate for the three months ended September 30, 2021 was primarily driven by a higher forecasted annual effective rate as the favorable impact of permanent deductions and credits was diluted as a result of higher earnings in 2021.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

Net sales of tech-enabled services of $394.6 million for the nine months ended September 30, 2021 increased $92.8 million, or 30.7%, as compared to the nine months ended September 30, 2020. Net sales of tech-enabled services increased primarily due to increased capital markets transactional and compliance volumes, partially offset by lower insurance and investment companies compliance volumes.

Net sales of software solutions of $196.2 million for the nine months ended September 30, 2021 increased $50.2 million, or 34.4%, as compared to the nine months ended September 30, 2020. Net sales of software solutions increased primarily due to increased Venue, ArcDigital, ActiveDisclosure and ArcPro volumes.

Net sales of print and distribution of $169.7 million for the nine months ended September 30, 2021 decreased $66.7 million, or 28.2%, as compared to the nine months ended September 30, 2020. Net sales of print and distribution decreased primarily due to lower insurance and investment companies compliance volumes as a result of the impact of SEC Rule 30e-3 and 498A on the Company's business, partially offset by higher capital markets transactional print volumes.

Tech-enabled services cost of sales of $123.3 million for the nine months ended September 30, 2021 decreased $9.6 million, or 7.2%, as compared to the nine months ended September 30, 2020. Tech-enabled services cost of sales decreased primarily due to a favorable sales mix and cost control initiatives, partially offset by the impact of higher sales volumes, a higher allocation of overhead costs and higher incentive compensation expense. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales decreased 12.8%, primarily driven by a favorable sales mix and cost control initiatives, partially offset by a higher allocation of overhead costs and higher incentive compensation expense.

Software solutions cost of sales of $76.5 million for the nine months ended September 30, 2021 increased $4.7 million, or 6.5%, as compared to the nine months ended September 30, 2020. Software solutions cost of sales increased primarily due to increased sales volume, a higher allocation of overhead costs and higher incentive compensation expense, partially offset by a favorable sales mix and cost control initiatives. As a percentage of software solutions net sales, software solutions cost of sales decreased 10.2%, primarily driven by a favorable sales mix and cost control initiatives, partially offset by a higher allocation of overhead costs and higher incentive compensation expense.

Print and distribution cost of sales of $121.1 million for the nine months ended September 30, 2021 decreased $60.5 million, or 33.3%, as compared to the nine months ended September 30, 2020. Print and distribution cost of sales decreased primarily due to the impact of lower sales volumes as a result of the impact of SEC Rule 30e-3 and 498A on the Company's business, cost savings as a result of the consolidation of the print platform and a lower allocation of overhead costs, partially offset by higher incentive compensation expense. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 5.4%, primarily driven by cost savings as a result of the consolidation of the print platform and a lower allocation of overhead costs, partially offset by higher incentive compensation expense.

SG&A expenses of $225.6 million for the nine months ended September 30, 2021 increased $33.6 million, or 17.5%, as compared to the nine months ended September 30, 2020. SG&A expenses increased primarily due to higher selling expense as a result of increased sales volume, higher incentive compensation expense and higher share-based compensation expense, partially offset by a $10.4 million decrease in LSC multiemployer pension plan obligation expense. As a percentage of net sales, SG&A expenses increased to 29.7% for the nine months ended September 30, 2021 from 28.1% for the nine months ended September 30, 2020, primarily driven by higher selling expenses, higher incentive compensation expense and higher share-based compensation expense, partially offset by the decrease in LSC multiemployer pension plan obligation expense.

Depreciation and amortization of $29.9 million for the nine months ended September 30, 2021 decreased $9.8 million, or 24.7%, as compared to the nine months ended September 30, 2020. Depreciation and amortization decreased primarily due to intangible assets that were fully amortized by the end of fiscal year 2020. Depreciation and amortization included $0.8 million and $10.1 million of amortization of other intangible assets related primarily to customer relationships and a tradename for the nine months ended September 30, 2021 and 2020, respectively.

Restructuring, impairment and other charges, net of $6.9 million for the nine months ended September 30, 2021 decreased $28.3 million, or 80.4%, as compared to the nine months ended September 30, 2020. In 2021, these charges included $3.2 million of employee termination costs for approximately 170 employees and a $2.8 million impairment charge related to the demolition of an office building. In 2020, these charges included $15.0 million of employee termination costs for approximately 490 employees, impairment charges of $17.6 million related to operating lease ROU assets and certain capitalized software and $2.6 million for other charges, primarily related to the realignment of the Company’s operating segments.

Other operating income, net of $0.7 million for the nine months ended September 30, 2021 includes a net gain on the sale of machinery and equipment at facilities being exited.

Income from operations of $177.9 million for the nine months ended September 30, 2021 increased $146.9 million as compared to the nine months ended September 30, 2020, primarily due to higher sales volume, a favorable sales mix, a decrease in restructuring, impairment and other charges, net, cost savings as a result of consolidation of the print platform, cost control initiatives and a $10.4 million decrease in LSC multiemployer pension plan obligation expense, partially offset by higher selling expense a result of increased sales volume and higher incentive compensation expense.

Interest expense, net of $17.1 million for the nine months ended September 30, 2021 increased $0.3 million as compared to the nine months ended September 30, 2020. Interest expense, net increased primarily due to the $2.3 million gain on debt extinguishment recorded during the nine months ended September 30, 2020, as further described in Note 8, Debt, to the Unaudited Condensed Consolidated Financial Statements, partially offset by a lower average Revolving Facility (as defined below) balance during 2021 compared to 2020.

Investment and other income, net of $4.0 million for the nine months ended September 30, 2021 increased $2.7 million primarily due to an increase in net pension plan income and other income.

The effective income tax rate was 27.0% for the nine months ended September 30, 2021, as compared to 36.1% for the nine months ended September 30, 2020. The decrease in the effective income tax rate for the nine months ended September 30, 2021 was primarily driven by the increase in earnings in 2021, the favorable impact of the vesting of the Company's equity awards during the nine months ended September 30, 2021 and an inability to recognize a tax benefit on certain losses during the nine months ended September 30, 2020.

Information by Segment

The following tables summarize net sales, income (loss) from operations, operating margin and certain items impacting comparability within each of the Company's operating segments and Corporate.

Capital Markets – Software Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales	$48.1	$34.1	$14.0	41.1%	$130.4	$97.1	$33.3	34.3%
Income from operations	7.5	2.1	5.4	nm	23.3	4.9	18.4	nm
Operating margin	15.6%	6.2%			17.9%	5.0%
Items impacting comparability
Restructuring, impairment and other charges, net	0.2	0.2	—	—	0.3	1.0	(0.7)	(70.0%)
Accelerated rent expense	—	0.4	(0.4)	(100.0%)	—	0.5	(0.5)	(100.0%)
Non-income tax, net	(0.2)	2.7	(2.9)	nm	(0.9)	2.7	(3.6)	nm

nm – Not meaningful

Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

Net sales for the three months ended September 30, 2021 were $48.1 million, an increase of $14.0 million, or 41.1%, as compared to the three months ended September 30, 2020. Net sales increased primarily due to higher Venue, ActiveDisclosure and other compliance software solutions volumes.

Income from operations increased $5.4 million to $7.5 million for the three months ended September 30, 2021, as compared to $2.1 million for the three months ended September 30, 2020, primarily due to higher sales volumes, a favorable sales mix and a reduction of non-income tax, net expense, partially offset by higher selling expense as a result of increased sales volume and a higher allocation of overhead costs.

Operating margins increased from 6.2% for the three months ended September 30, 2020 to 15.6% for the three months ended September 30, 2021, primarily due to a favorable sales mix and a reduction of non-income tax, net expense, which had a positive impact on the change in operating margin of 6.0%, partially offset by higher selling expense and a higher allocation of overhead costs.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

Net sales for the nine months ended September 30, 2021 were $130.4 million, an increase of $33.3 million, or 34.3%, as compared to the nine months ended September 30, 2020. Net sales increased primarily due to higher Venue, ActiveDisclosure, other compliance software solutions volumes and eBrevia.

Income from operations increased $18.4 million to $23.3 million for the nine months ended September 30, 2021, as compared to $4.9 million for the nine months ended September 30, 2020, primarily due to higher sales volumes, a favorable sales mix, cost savings initiatives and a reduction of non-income tax, net expense, partially offset by higher selling expense as a result of increased sales volume, a higher allocation of overhead costs, an increase in depreciation and amortization expense, higher incentive compensation expense and higher marketing expense.

Operating margins increased from 5.0% for the nine months ended September 30, 2020 to 17.9% for the nine months ended September 30, 2021, primarily due to a favorable sales mix, cost savings initiatives and a reduction of non-income tax, net expense, which had a positive impact on the change in operating margin of 2.8%, partially offset by higher selling expense, a higher allocation of overhead costs, an increase in depreciation and amortization expense, higher incentive compensation expense and higher marketing expense.

Capital Markets – Compliance and Communications Management

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales	$142.5	$96.1	$46.4	48.3%	$434.1	$316.0	$118.1	37.4%
Income from operations	67.8	37.2	30.6	82.3%	191.5	87.9	103.6	nm
Operating margin	47.6%	38.7%			44.1%	27.8%
Items impacting comparability
Restructuring, impairment and other charges, net	2.7	2.5	0.2	8.0%	3.3	19.9	(16.6)	(83.4%)
COVID-19 related recoveries, net	—	(0.8)	0.8	(100.0%)	(0.3)	(1.6)	1.3	(81.3%)
Accelerated rent expense	—	0.6	(0.6)	(100.0%)	—	0.8	(0.8)	(100.0%)
Non-income tax, net	(0.1)	—	(0.1)	nm	(0.2)	—	(0.2)	nm

nm – Not meaningful

Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

Net sales for the three months ended September 30, 2021 were $142.5 million, an increase of $46.4 million, or 48.3%, as compared to the three months ended September 30, 2020. Net sales increased primarily due to higher transactional and compliance volumes.

Income from operations increased $30.6 million, or 82.3%, to $67.8 million for the three months ended September 30, 2021 as compared to $37.2 million for the three months ended September 30, 2020, primarily due to higher sales volumes, a favorable sales mix and a decrease in depreciation and amortization expense, partially offset by higher selling expense as a result of increased sales volume.

Operating margins increased from 38.7% for the three months ended September 30, 2020 to 47.6% for the three months ended September 30, 2021, primarily due to higher sales volume, a favorable sales mix and a decrease in depreciation and amortization expense, partially offset by higher selling expense.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

Net sales for the nine months ended September 30, 2021 were $434.1 million, an increase of $118.1 million, or 37.4%, as compared to the nine months ended September 30, 2020. Net sales increased primarily due to higher transactional and compliance volumes.

Income from operations increased $103.6 million to $191.5 million for the nine months ended September 30, 2021 as compared to $87.9 million for the nine months ended September 30, 2020, primarily due to higher sales volume, a favorable sales mix, a decrease in restructuring, impairment, and other charges, net, cost savings initiatives, a decrease in depreciation and amortization expense and a decrease in rent expense, partially offset by higher selling expense as a result of increased sales volume, a higher allocation of overhead costs and higher incentive compensation expense.

Operating margins increased from 27.8% for the nine months ended September 30, 2020 to 44.1% for the nine months ended September 30, 2021, primarily due to a favorable sales mix, a decrease in restructuring, impairment, and other charges, net, which had a positive impact on the change in operating margin of 3.8%, cost savings initiatives, a decrease in depreciation and amortization expense and a decrease in rent expense, partially offset by higher selling expense, a higher allocation of overhead costs and higher incentive compensation expense.

Investment Companies – Software Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales	$21.2	$17.0	$4.2	24.7%	$65.8	$48.9	$16.9	34.6%
Income (loss) from operations	1.4	(0.8)	2.2	nm	6.9	(0.3)	7.2	nm
Operating margin	6.6%	(4.7%)			10.5%	(0.6%)
Items impacting comparability
Restructuring, impairment and other charges, net	—	2.2	(2.2)	(100.0%)	0.1	2.6	(2.5)	(96.2%)
Accelerated rent expense	—	0.1	(0.1)	(100.0%)	—	0.1	(0.1)	(100.0%)
Non-income tax, net	(0.1)	—	(0.1)	nm	(0.2)	—	(0.2)	nm

nm – Not meaningful

Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

Net sales for the three months ended September 30, 2021 were $21.2 million, an increase of $4.2 million, or 24.7%, as compared to the three months ended September 30, 2020. Net sales increased primarily due to higher ArcDigital volume resulting from the total compliance management offering, which supports compliance with SEC Rule 30e-3 and 498A regulatory requirements, and higher ArcPro volumes driven by iXBRL requirements and increased funds volume.

Income from operations increased $2.2 million to $1.4 million for the three months ended September 30, 2021 as compared to an operating loss of $0.8 million for the three months ended September 30, 2020, primarily due to higher sales volumes and a decrease in restructuring, impairment, and other charges, net, partially offset by a higher allocation of overhead costs.

Operating margins increased from a negative margin of 4.7% for the three months ended September 30, 2020 to 6.6% for the three months ended September 30, 2021, primarily due to higher sales volumes, a decrease in restructuring, impairment, and other charges, net, which had a positive impact on the change in operating margin of 10.4%, partially offset by a higher allocation of overhead costs.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

Net sales for the nine months ended September 30, 2021 were $65.8 million, an increase of $16.9 million, or 34.6%, as compared to the nine months ended September 30, 2020, primarily due to higher ArcDigital volume resulting from the total compliance management offering, which supports compliance with SEC Rule 30e-3 and 498A regulatory requirements, and higher ArcPro volumes driven by iXBRL requirements.

Income from operations increased $7.2 million to $6.9 million for the nine months ended September 30, 2021, as compared to an operating loss of $0.3 million for the nine months ended September 30, 2020, primarily due to higher sales volumes, a favorable sales mix and a decrease in restructuring, impairment, and other charges, net partially offset by higher incentive compensation expense, higher selling expense as a result of increased sales volume and a higher allocation of overhead costs.

Operating margins increased from a negative margin of 0.6% for the nine months ended September 30, 2020 to 10.5% for the nine months ended September 30, 2021, primarily due to higher sales volume, a favorable sales mix and a decrease in restructuring, impairment, and other charges, net, which had a positive impact on the change in operating margin of 3.8%, partially offset by higher incentive compensation expense, higher selling expense and a higher allocation of overhead costs.

Investment Companies – Compliance and Communications Management

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales	$35.9	$62.3	$(26.4)	(42.4%)	$130.2	$222.2	$(92.0)	(41.4%)
Income (loss) from operations	2.8	(0.9)	3.7	nm	11.2	3.2	8.0	nm
Operating margin	7.8%	(1.4%)			8.6%	1.4%
Items impacting comparability
Restructuring, impairment and other charges, net	0.3	0.2	0.1	50.0%	2.9	5.4	(2.5)	(46.3%)
Gain on sale of long-lived assets, net	(0.7)	—	(0.7)	nm	(0.7)	—	(0.7)	nm
COVID-19 related expenses (recoveries), net	—	(0.2)	0.2	(100.0%)	(0.7)	2.4	(3.1)	nm
Accelerated rent expense	—	0.1	(0.1)	(100.0%)	—	0.4	(0.4)	(100.0%)
Non-income tax, net	(0.1)	—	(0.1)	nm	(0.1)	—	(0.1)	nm

nm – Not meaningful

Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

Net sales for the three months ended September 30, 2021 were $35.9 million, a decrease of $26.4 million, or 42.4%, as compared to the three months ended September 30, 2020. Net sales decreased primarily due to lower insurance and investment companies compliance volumes as a result of SEC Rule 30e-3 and 498A eliminating print requirements, partially offset by higher transactional volumes.

Income from operations increased $3.7 million to $2.8 million for the three months ended September 30, 2021 as compared to an operating loss of $0.9 million for the three months ended September 30, 2020, primarily due to cost savings as a result of the print platform consolidation, a lower allocation of overhead costs and a reduction in depreciation and amortization expense, partially offset by lower sales volume.

Operating margins increased from a negative margin of 1.4% for the three months ended September 30, 2020 to 7.8% for the three months ended September 30, 2021, primarily due to cost savings as a result of the print platform consolidation, a lower allocation of overhead costs and a reduction in depreciation and amortization expense.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

Net sales for the nine months ended September 30, 2021 were $130.2 million, a decrease of $92.0 million, or 41.4%, as compared to the nine months ended September 30, 2020, primarily due to lower insurance and investment companies compliance volumes as a result of SEC Rule 30e-3 and 498A eliminating print requirements and lower commercial volumes.

Income from operations increased $8.0 million to $11.2 million for the nine months ended September 30, 2021, as compared to $3.2 million for the nine months ended September 30, 2020, primarily due to cost savings as a result of the print platform consolidation, a lower allocation of overhead costs, a reduction in depreciation and amortization expense, a decrease in COVID-19 related expenses, net, and a decrease in restructuring, impairment and other charges, net, partially offset by lower sales volume and higher incentive compensation expense.

Operating margins increased from 1.4% for the nine months ended September 30, 2020 to 8.6% for the nine months ended September 30, 2021, primarily due to cost savings as a result of the print platform consolidation, a lower allocation of overhead costs, a reduction in depreciation and amortization expense as well as a decrease in COVID-19 related expenses, net, and restructuring, impairment and other charges, net, which combined to have a positive impact on the change in operating margin of 4.3%, partially offset by higher incentive compensation expense.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Operating expenses	$14.5	$22.4	$55.0	$64.7
Items impacting comparability
Share-based compensation expense	5.2	4.4	14.2	9.8
Restructuring, impairment and other charges, net	0.1	1.9	0.3	6.3
LSC multiemployer pension plans obligation	0.2	5.8	7.7	18.1
COVID-19 related expenses, net	—	—	—	0.1
Accelerated rent expense	—	0.1	—	0.1
eBrevia contingent consideration	—	(0.4)	—	(0.8)

Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

Corporate operating expenses for the three months ended September 30, 2021 decreased $7.9 million as compared to the three months ended September 30, 2020, primarily due to a decrease in LSC multiemployer pension plan obligation expense, lower legal and consulting expenses and a decrease in restructuring, impairment and other charges, net, partially offset by higher incentive compensation expense.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

Corporate operating expenses for the nine months ended September 30, 2021 decreased $9.7 million as compared to the nine months ended September 30, 2020, primarily due to a decrease in LSC multiemployer pension plan obligation expense, lower legal and consulting expenses and a decrease in restructuring, impairment and other charges, net, partially offset by higher incentive compensation expense and higher share-based compensation expense.

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
•
COVID-19 related (recoveries) expenses, net. Recoveries recognized and incremental expenses incurred as a result of the COVID-19 pandemic. Incremental expenses included incremental vendor costs and premium wages paid to certain employees as well as costs to clean and disinfect the Company’s facilities more frequently. As a result of these incremental expenses, the Company invoiced certain customers COVID-19 related surcharges as well as received an insurance reimbursement associated with certain COVID-19 related expenses. In 2020, the Company also received certain government subsidies, primarily related to employee wages at certain international locations.

A reconciliation of net earnings to Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Net earnings	$42.2	$7.1	$120.3	$9.9
Restructuring, impairment and other charges, net	3.3	7.0	6.9	35.2
Share-based compensation expense	5.2	4.4	14.2	9.8
LSC multiemployer pension plans obligation	0.2	5.8	7.7	18.1
Gain on sale of long-lived assets, net	(0.7)	—	(0.7)	—
Gain on equity investments, net	(0.6)	—	(0.4)	—
Non-income tax, net	(0.5)	2.7	(1.4)	2.7
COVID-19 related (recoveries) expenses, net	—	(1.0)	(1.0)	0.9
Accelerated rent expense	—	1.3	—	1.9
eBrevia contingent consideration	—	(0.4)	—	(0.8)
Depreciation and amortization	10.0	12.6	29.9	39.7
Interest expense, net	5.9	5.9	17.1	16.8
Investment and other income, net	(1.1)	(0.4)	(3.6)	(1.3)
Income tax expense	18.6	2.6	44.5	5.6
Adjusted EBITDA	$82.5	$47.6	$233.5	$138.5

Restructuring, impairment and other charges, net—The three and nine months ended September 30, 2021 included employee termination costs of $0.3 million and $3.2 million, respectively, as well as a $2.8 million impairment charge related to the demolition of an office building, as further described in Note 1, Overview, Basis of Presentation and Significant Accounting Policies. The three months ended September 30, 2020 included $1.1 million of employee termination costs and impairment charges of $5.5 million on operating lease ROU assets and certain capitalized software. The nine months ended September 30, 2020 included $15.0 million of employee termination costs, impairment charges of $17.6 million on operating lease ROU assets and certain capitalized software and $2.6 million for other charges, primarily related to the realignment of the Company’s operating segments. Refer to Note 5, Restructuring, Impairment and Other Charges, for additional information.

Share-based compensation expense—Included charges of $5.2 million and $14.2 million for the three and nine months ended September 30, 2021, respectively, and $4.4 million and $9.8 million for the three and nine months ended September 30, 2020, respectively.

LSC multiemployer pension plans obligation—Included charges of $0.2 million and $7.7 million for the three and nine months ended September 30, 2021, respectively, and charges of $5.8 million and $18.1 million for the three and nine months ended September 30, 2020, respectively, for the Company's accrual related to the LSC MEPP Liabilities. Refer to Note 7, Commitments and Contingencies, for additional information.

Gain on sale of long-lived assets, net—Included a net gain of $0.7 million for both the three and nine months ended September 30, 2021, primarily related to the sale of machinery and equipment at facilities being exited as a result of restructuring actions.

Gain on equity investments, net—Included a net unrealized gain of $0.6 million and $0.4 million for the three and nine months ended September 30, 2021, respectively.

Non-income tax, net—Included income of $0.5 million and $1.4 million for the three and nine months ended September 30, 2021, respectively, and a charge of $2.7 million for both the three and nine months ended September 30, 2020, related to the Company's accrual for certain estimated non-income tax exposures. Refer to Note 7, Commitments and Contingencies, for additional information.

COVID-19 related (recoveries) expenses, net—The nine months ended September 30, 2021 included net recoveries of $1.0 million, primarily related to an insurance reimbursement of COVID-19 expenses. The three and nine months ended September 30, 2020 included net recoveries of $1.0 million and net charges of $0.9 million, respectively, primarily related to incremental vendor costs, premium wages and incentive compensation paid to certain employees, net of COVID-19 sales surcharges invoiced to certain customers and government subsidies, as described above.

Accelerated rent expense—Included charges of $1.3 million and $1.9 million for the three and nine months ended September 30, 2020, respectively, for the acceleration of rent expense associated with abandoned operating leases.

eBrevia contingent consideration—Included a gain of $0.4 million and $0.8 million for the three and nine months ended September 30, 2020, respectively, as a result of a decrease in the contingent consideration to be paid to the former owners of eBrevia.

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

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes. The Company has the ability to repatriate any previously taxed foreign cash associated with the foreign earnings subject to the U.S. parent with minimal tax consequences. The Company maintains its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S., with the exception of the previously taxed foreign cash already subject to U.S. tax. The Company did not make cash repatriations during 2020 and is evaluating whether to make any cash repatriations in the future.

Cash and cash equivalents were $122.9 million at September 30, 2021, which included $75.7 million in the U.S. and $47.2 million at international locations.

The following describes the Company’s cash flows for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Net cash provided by operating activities	$103.2	$52.5
Net cash used in investing activities	(27.3)	(13.2)
Net cash used in financing activities	(27.5)	(14.5)
Effect of exchange rate on cash and cash equivalents	0.9	(1.1)
Net increase in cash and cash equivalents	$49.3	$23.7

Cash Flows Provided By Operating Activities

Operating cash inflows and outflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor, rent, raw materials and other operating activities.

Net cash provided by operating activities was $103.2 million for the nine months ended September 30, 2021 compared to $52.5 million for the nine months ended September 30, 2020. The increase in cash provided by operating activities was primarily due to the significant increase in net earnings, partially offset by the timing of vendor payments, an increase in income taxes paid and a decrease in collections due to the timing of customer payments. Accounts payable and accrued liabilities and other increased operating cash flows by $13.7 million for the nine months ended September 30, 2021, as compared to a $47.3 million increase in operating cash flows for the nine months ended September 30, 2020, primarily due to higher incentive compensation and commission payments and payments related to the LSC MEPP liability during 2021. The Company's income tax payments increased by $19.6 million to $32.0 million for the nine months ended September 30, 2021 from $12.4 million, primarily due to federal and state income tax payments made in the nine months ended September 30, 2021. Accounts receivable decreased operating cash flow by $73.5 million for the nine months ended September 30, 2021, as compared to $59.4 million for the nine months ended September 30, 2020.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $27.3 million for the nine months ended September 30, 2021, which primarily consisted of capital expenditures of $28.2 million, driven by investments in software development. The Company expects that capital expenditures for 2021 will be approximately $45 million.

Net cash used in investing activities was $13.2 million for the nine months ended September 30, 2020, which primarily consisted of capital expenditures of $24.5 million, mostly driven by investments in software development, partially offset by $12.8 million of proceeds from the sale of one of the Company's investments in equity securities.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $27.5 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, the Company received $278.0 million of proceeds from the Revolving Facility borrowings, offset by $278.0 million of payments on the Revolving Facility borrowings. The Company’s common stock repurchases for the nine months ended September 30, 2021 totaled $26.5 million, which included $17.8 million of repurchases under the stock repurchase program and $8.7 million associated with vesting of the Company employees’ equity awards.

Net cash used in financing activities was $14.5 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, the Company received $305.5 million of proceeds from the Revolving Facility borrowings, partially offset by $244.0 million of payments on the Revolving Facility borrowings, as well as utilized $63.8 million for the purchase and retirement of certain of the Company’s Notes. The Company’s common stock repurchases for the nine months ended September 30, 2020 totaled $10.3 million.

Debt

The Company’s debt as of September 30, 2021 and December 31, 2020 consisted of the following (in millions):

	September 30, 2021	December 31, 2020
8.25% senior notes due October 15, 2024	$233.0	$233.0
Unamortized debt issuance costs	(2.0)	(2.5)
Total debt	231.0	230.5
Less: short-term debt	40.5	—
Long-term debt	$190.5	$230.5

8.25% Senior Notes Due 2024— On September 30, 2016, DFIN (the “Parent”) issued $300.0 million of 8.25% senior unsecured notes due October 15, 2024 (the “Notes”). On September 15, 2021, the Company provided an irrevocable notice to Wells Fargo Bank, N.A. (the "Trustee") of its intent to redeem the Notes on October 15, 2021. The Company’s Notes were issued pursuant to an indenture (the “Indenture”) where certain wholly-owned domestic subsidiaries of the Company guaranteed the Notes (the “Guarantors”). On October 15, 2021, the Company redeemed the remaining outstanding Notes balance of $233.0 million at the redemption price of 102.063, plus accrued and unpaid interest of $9.6 million using $200.0 million of proceeds from the Company's Delayed-Draw Term Loan A Facility (as further described below) and cash. The Notes principal balance that was paid using $33.0 million of cash and $7.5 million of the Delayed-Draw Term Loan A Facility, which is due within twelve months of the draw, was classified as short-term debt on the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2021. The Company expects to record a pre-tax loss on the extinguishment of the Notes of $6.8 million in the fourth quarter of 2021. In the first quarter of 2020, the Company purchased and retired $66.5 million (notional amount) of the Notes at an average price of 95.25 and recognized a pre-tax gain on the extinguishment of debt of $2.3 million, which was net of unamortized debt issuance costs, and is recorded within interest expense, net in the Unaudited Condensed Consolidated Statements of Operations. In the third quarter of 2020, the Company purchased and retired $0.5 million (notional amount) of the Notes at an average price of 98.75.

Prior to the repayment, the Notes were fully and unconditionally as well as jointly and severally guaranteed, on an unsecured basis, by the Guarantors, which were comprised of each of the Company’s direct and indirect wholly-owned U.S. subsidiaries that guaranteed the Company’s obligations under the Credit Facilities, including Donnelley Financial, LLC and DFS International Holding, Inc. The Notes were not guaranteed by the Company’s foreign subsidiaries or unrestricted subsidiaries (“Nonguarantors”). The Indenture governing the Notes contained certain covenants applicable to the Company and its restricted subsidiaries, including limitations on: (1) liens; (2) indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries. Each of these covenants was subject to important exceptions and qualifications.

The Notes and the related guarantees were the Company and the Guarantors’, respective, senior unsecured obligations and ranked equally in right of payment to all present senior debt, including the obligations under the Company’s Credit Facilities, senior in right of payment to all present and future subordinated debt, and effectively subordinated in right of payment to any of the Company and the Guarantors’ secured debt, to the extent of the value of the assets securing such debt.

The guarantee of the Notes by a subsidiary guarantor would be automatically released under certain situations, including upon the sale or disposition of such subsidiary guarantor to a person that is not DFIN or a subsidiary guarantor of the notes, the liquidation or dissolution of such subsidiary guarantor, and if such subsidiary guarantor was released from its guarantee obligations under the Company’s Credit Facilities.

The following summarized financial information of both the Parent and the Guarantors is presented on a combined basis; intercompany balances and transactions between the Parent and the Guarantors have been eliminated and the summarized financial information does not reflect investments of the Parent or the Guarantors in Nonguarantors. The Parent’s or Guarantor’s amounts due from, amounts due to, and transactions with Nonguarantors are disclosed below:

	September 30, 2021	December 31, 2020
	(in millions)
Current assets	$307.5	$226.2
Noncurrent assets	1,048.9	931.7
Current liabilities	283.1	235.8
Noncurrent liabilities	310.0	370.9

Nine Months Ended
September 30, 2021
(in millions)
Total net sales	$657.9
Total cost of sales	265.5
Income from operations	160.5
Net earnings	107.4

During the nine months ended September 30, 2021, Nonguarantors intercompany revenue and cost of sales totaled $0.1 million each. As of December 31, 2020, an intercompany short-term note receivable due to Nonguarantors from the Parent totaled $27.5 million; there was no intercompany short-term note receivable outstanding as of September 30, 2021. As of September 30, 2021 and December 31, 2020 an intercompany accounts receivable due to Parent from Nonguarantors totaled $3.6 million as of the end of each period.

Credit Agreement—On May 27, 2021 (the "Restatement Effective Date"), the Company amended and restated its credit agreement dated as of September 30, 2016 (as in effect prior to such amendment and restatement, the "Credit Agreement," and the Credit Agreement, as so amended and restated, the "Amended and Restated Credit Agreement") to, among other things, extend the maturity of the $300 million Revolving Facility to May 27, 2026 and modify certain financial maintenance and negative covenants in the Credit Agreement. The Amended and Restated Credit Agreement provides for a $200 million Delayed-Draw Term Loan A Facility. On October 14, 2021, the Company drew $200.0 million from the Delayed-Draw Term Loan A Facility and used the proceeds to redeem the Company's Notes on October 15, 2021, as further described above. The principal amount of loans under the Delayed-Draw Term Loan A Facility are due and payable in equal quarterly installments of 1.25% of the original principal amount of the loans during the first three years after the Restatement Effective Date, commencing on March 31, 2022, and 2.50% of the original principal amount of the loans thereafter. The entire unpaid principal amount of the loans will be due and payable in full on May 27, 2026. Voluntary prepayments of the Delayed-Draw Term Loan A Facility are permitted at any time, in minimum principal amounts, as defined in the Amended and Restated Credit Agreement, without premium or penalty.

In October 2021, the Company prepaid $45.0 million of the Delayed-Draw Term Loan A Facility. As a result, the required quarterly installment of the original principal amount are not due until the second quarter of 2025.

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

As of September 30, 2021, there were no borrowings outstanding under the Revolving Facility and $2.3 million of outstanding letters of credit that reduced the availability under the Revolving Facility. Based on the Company’s results of operations for the twelve months ended September 30, 2021 and existing debt, the Company would have had the ability to utilize the remaining $297.7 million of the $300.0 million Revolving Facility and not have been in violation of the terms of the agreement.

The current availability under the Revolving Facility and net available liquidity as of September 30, 2021 are presented in the table below:

September 30, 2021
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	$—
Impact on availability related to outstanding letters of credit	2.3
$2.3

Current availability	$297.7
Cash	122.9
Net Available Liquidity	$420.6

The Company was in compliance with its debt covenants as of September 30, 2021, and expects to remain in compliance based on management’s estimates of operating and financial results for 2021 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of September 30, 2021, the Revolving Facility is supported by fifteen U.S. and international financial institutions. As of September 30, 2021, the Company had $3.4 million in outstanding letters of credit and bank guarantees.

As of September 30, 2021, the Company met all the conditions required to borrow under the Revolving Facility, and management expects the Company to continue to meet the applicable borrowing conditions.

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

Item 4. Controls and Procedures

(a)
Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of September 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

(b)
Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There were no material changes during the three months ended September 30, 2021 to the risk factors identified in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
July 1, 2021 - July 31, 2021	400	$29.86	400	$39,616,389
August 1, 2021 - August 31, 2021	3,711	33.90	—	39,616,389
September 1, 2021 - September 30, 2021 (b)	238,092	34.38	237,672	31,444,932
Total	242,203	$34.37	238,072

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
(b)
Includes 26,000 shares, valued at $0.9 million, for which the Company placed orders prior to or on September 30, 2021 that were not settled until the fourth quarter of 2021.

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

10.41	Real Estate Sale Agreement, dated as of August 20, 2021, between Donnelley Financial, LLC and HSG Acquisitions, LLC (filed herewith)

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

Date: November 3, 2021