Form 10-K
period 2021-12-31
Donnelley Financial Solutions, Inc.
filed 2022-02-22
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the shares of common stock (based on the closing price of these shares on the NYSE) on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates was approximately $966.9 million.

As of February 15, 2022, 32,691,551 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement related to its annual meeting of stockholders scheduled to be held on May 18, 2022 are incorporated by reference into Part III of this Form 10-K.

DONNELLEY FINANCIAL SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Donnelley Financial Solutions, Inc. and subsidiaries (“DFIN” or the “Company”) has made forward-looking statements in this Annual Report on Form 10-K (the “Annual Report”) within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of the Company. Generally, forward-looking statements include information concerning possible or assumed future actions, events, or results of operations of the Company. These statements may include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and variations of such words and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are not guarantees of future performance. These forward-looking statements are subject to a number of important factors, including those factors discussed in detail in “Item 1A: Risk Factors” in addition to those disclosed elsewhere in this Annual Report, that could cause the Company’s actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

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
•
changes in the availability or costs of key materials (such as ink and paper);
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

PART I

ITEM 1. BUSINESS

Company Overview

DFIN is a leading global risk and compliance solutions company. The Company provides regulatory filing and deal solutions via its software, technology-enabled services and print and distribution solutions to public and private companies, mutual funds and other regulated investment firms, to serve its clients’ regulatory and compliance needs. DFIN helps its clients comply with applicable regulations where and how they want to work in a digital world, providing numerous solutions tailored to each client’s precise needs. The prevailing trend is toward clients choosing to utilize the Company’s software solutions, in conjunction with its tech-enabled services, to meet their document and filing needs, while at the same time shifting away from physical print and distribution of documents, except for cases where it is still regulatorily required or requested by stockholders.

The Company serves its clients’ regulatory and compliance needs throughout their respective life cycles. For its capital markets clients, the Company offers solutions that allow public companies to comply with applicable U.S. Securities and Exchange Commission (“SEC”) regulations including filing agent services, digital document creation and online content management tools that support their corporate financial transactions and regulatory reporting; solutions to facilitate clients’ communications with their stockholders; and virtual data rooms and other deal management solutions. For investment companies, including mutual fund, insurance-investment and alternative investment companies, the Company provides solutions for creating, compiling and filing regulatory communications as well as solutions for investors designed to improve the access to and accuracy of their investment information.

Technological advancements, regulatory changes, and evolving workflow preferences have led to the Company’s clients managing more of the financial disclosure process themselves, changing the marketplace for the Company’s services and products. DFIN’s strategy in its Software Solutions segments (CM-SS and IC-SS, as defined below) aligns with the changing marketplace by focusing the Company’s investments and resources in its advanced software solutions, primarily ActiveDisclosure®, Arc Suite and Venue® Virtual Data Room (“Venue”), while making targeted investments, such as the Company’s acquisition of Guardum Holdings Limited ("Guardum"), to further enhance its solution set. In its Compliance & Communications Management segments (CM-CCM and IC-CCM, as defined below), the Company’s strategy focuses on maintaining its market-leading position by offering a high-touch, service-oriented experience, using its unique combination of tech-enabled services and print and distribution capabilities.

Capital Markets

The Company provides software solutions, technology-enabled services and print and distribution solutions to public and private companies that are, or are preparing to become, subject to the filing and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Clients leverage the Company’s software solutions, proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) system for their transactional and ongoing compliance needs. The Company assists its capital markets clients throughout the course of public and private business transactions; mergers and acquisitions (“M&A”), initial public offerings (“IPOs”), initial creation of special purpose acquisition corporations (“SPAC”) and subsequent de-SPAC (acquisition of a public or private company), debt offerings and other similar transactions. In addition, the Company provides clients with compliance solutions to prepare their ongoing required Exchange Act filings that are compatible with the SEC’s EDGAR system, most notably Form 10-K, Form 10-Q, Form 8-K and proxy filings. These solutions include the Company’s traditional full-service EDGAR filing preparation and filing agent services, technology-enabled services and print and distribution solutions as well as the Company’s software solutions, ActiveDisclosure, Venue, eBrevia and others. In 2021, approximately 55% of capital markets net sales were transactional in nature, approximately 24% of capital market net sales were related to software solutions, including Venue and ActiveDisclosure, and approximately 21% of capital markets net sales were compliance in nature.

Transaction Solutions

The Company helps capital markets clients throughout the course of public and private business transactions. For M&A transactions, the Company supports deal participants in creating transaction-related registration statements, proxy statements and prospectuses, filing client documents as their filing agent through the EDGAR filing system and managing print for distribution to stockholders. The Company also provides registration statement and prospectus preparation and filing services through the Company’s filing solution and software solution, ActiveDisclosure, data room and secure file sharing through Venue as well as contract analytics through eBrevia.

The Company’s Venue solution is a highly secure data room platform that allows clients to share confidential information in real-time throughout the transaction lifecycle. Clients can also maintain control over sensitive data when conducting due diligence for M&A transactions, raising capital for an IPO or developing a document repository. Specifically, companies have used Venue to securely organize, manage, distribute and track corporate governance, financing, legal and other documents in an online workspace accessible to internal and outside advisors. Via integration with the Company’s eBrevia solution, Venue uses artificial intelligence to analyze documents to help clients better understand their content and make informed decisions. Venue's auto-redaction capability, powered by Guardum, also allows clients to protect personally identifiable information ("PII") using efficient, secure, systematically burned-in redaction.

The Company’s eBrevia solution leverages artificial intelligence-based data extraction and contract analytics algorithms to provide enterprise contract review and analysis solutions, utilizing machine learning to produce fast and accurate results. eBrevia's software, which extracts and summarizes key provisions and other information, is leveraged in due diligence, contract management, lease abstraction and document drafting. eBrevia complements the Company’s Venue offerings to provide clients with secure data aggregation, due diligence, compliance and risk management solutions.

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

In 2021, the Company launched an entirely new cloud-based product, ActiveDisclosure ("ActiveDisclosure"), which provides new features such as built-in collaboration tools and eXtensible Business Reporting Language (“XBRL”) client-tagging capability. The new product replaces ActiveDisclosure 3.0, which will be decommissioned once the transition of clients has been completed. ActiveDisclosure provides capital markets clients with end-to-end solutions to collaborate, tag, validate and file with the SEC efficiently. By leveraging its software platform, ActiveDisclosure brings teams together across departments, functions and geographies in real time to create and edit filings and other documents across devices, simultaneously, while providing detailed audit trails for tracking every change made and employing interactive notifications for important tasks or comments. ActiveDisclosure utilizes native Excel reporting capabilities of financial consolidation systems to seamlessly flow changes throughout an entire document automatically, reducing risk and providing additional assurance to clients. The Company employs stringent data security and privacy practices to provide that information is encrypted. The Company also engages third parties to perform annual SOC2 Type II compliance audits and penetration/vulnerability testing.

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

The Company’s EDGAR® Online and EDGARPro solutions deliver intelligent solutions in financial disclosures, allow for the creation and distribution of company data and public filings as well as provide subscription-based tools for financial data analysis.

Through a minority investment in and commercial agreement with Mediant Communications, Inc. (“Mediant”), the Company can simplify the annual meeting and proxy process for its capital markets clients via project management services and state-of-the-art voting and tabulation technology. This partnership allows the Company to manage and centralize communications for all investors, fulfill and distribute proxy materials and host virtual stockholder meetings.

Investment Companies

The Company provides software solutions, technology-enabled services and print, distribution and fulfillment solutions to its investment companies clients, primarily consisting of mutual fund companies, alternative investment companies, insurance-investment companies and third-party administrators, that are subject to the filing and reporting requirements of the U.S. Investment Company Act of 1940, as amended (the “Investment Company Act”) as well as European and Canadian regulations. The Company’s Arc Suite software platform, which includes ArcDigital, ArcReporting, ArcPro and ArcRegulatory, enables its investment companies clients to comply with applicable ongoing SEC, Canadian and European regulations as well as to create, manage and deliver accurate and timely financial communications to investors and regulators. Investment companies leverage the Company’s proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents (including incorporating appropriate XBRL tagging) through the EDGAR system.

In 2021, approximately 60% of investment companies net sales were compliance in nature, approximately 35% of the investment companies net sales were related to software solutions, and approximately 5% of investment companies net sales were transactional in nature. The Company’s services and sales teams currently support clients in the United States, Canada, Ireland, the United Kingdom, France, Luxembourg, Poland, India and Australia.

The Company’s Arc Suite software platform provides investment companies clients with a comprehensive suite of cloud-based technology services and products that store and manage information in a self-service, central repository allowing regulatory documents to be easily accessed, assembled, edited, translated, rendered and submitted to regulators for compliance purposes. Arc Suite products are cloud-based and include automation and single-source data validation which streamlines processes and drives efficiency for clients. The Company's Total Compliance Management ("TCM") offering allows clients to utilize multiple Arc Suite products to streamline the creation and distribution of materials required by the SEC Rules 30e-3 and 498A.

Through a minority investment in and commercial agreement with Mediant, the Company provides a suite of software to brokers and financial advisors that enables them to monitor and view stockholder communications. The Company offers various technology and electronic delivery services and products to make the distribution of documents and content more efficient. The Company also supports the distribution, tabulation and solicitation of stockholders for corporate elections and mutual fund proxy events.

The Company provides turnkey proxy services, including discovery, planning and implementation, print and mail management, solicitation, tabulation services, stockholder meeting review and expert support for mutual funds, variable annuities, REITs and other alternative investments.

Segments

The Company’s four operating and reportable segments are: Capital Markets – Software Solutions (“CM-SS”), Capital Markets – Compliance and Communications Management (“CM-CCM”), Investment Companies – Software Solutions (“IC-SS”) and Investment Companies – Compliance and Communications Management (“IC-CCM”). Corporate is not an operating segment and consists primarily of unallocated selling, general and administrative (“SG&A”) activities and associated expenses including, in part, executive, legal, finance and certain facility costs. In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefit plans expense (income) as well as share-based compensation expense, are included in Corporate and are not allocated to the operating segments. For the Company’s financial results and the presentation of certain other financial information by segment, see Note 15. Segment Information, to the audited Consolidated Financial Statements.

Capital Markets – Software Solutions—The CM-SS segment provides Venue, ActiveDisclosure, eBrevia and other solutions to public and private companies to help manage public and private transaction processes, extract data and analyze contracts; collaborate; and tag, validate and file SEC documents.

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

Investment Companies – Software Solutions—The IC-SS segment provides clients with the Arc Suite platform that contains a comprehensive suite of cloud-based solutions and services that enable storage and management of compliance and regulatory information in a self-service, central repository so that documents can be easily accessed, assembled, edited, translated, rendered and submitted to regulators.

Investment Companies – Compliance & Communications Management—The IC-CCM segment provides clients with tech-enabled solutions for creating and filing regulatory communications and solutions for investor communications, as well as XBRL-formatted filings pursuant to the Investment Company Act, through the SEC EDGAR system. The IC-CCM segment also provides turnkey proxy services, including discovery, planning and implementation, print and mail management, solicitation, tabulation services, stockholder meeting review and expert support.

Services and Products

The Company separately reports its net sales and related cost of sales for its software solutions, tech-enabled services and print and distribution offerings. The Company’s software solutions consist of Venue, ActiveDisclosure, eBrevia, Arc Suite and others. The Company’s tech-enabled services offerings consist of document composition, compliance-related SEC EDGAR filing services and transaction solutions. The Company’s print and distribution offerings primarily consist of conventional and digital printed products and related shipping.

Company History

On October 1, 2016, DFIN became an independent publicly traded company through the distribution by R.R. Donnelley & Sons Company (“RRD”) of shares of DFIN common stock to RRD stockholders (the “Separation”). On October 1, 2016, RRD also completed the separation of LSC Communications, Inc. (“LSC”), its publishing and retail-centric print services and office products business.

In 2018, the Company sold its Language Solutions business. Prior to its sale, the Language Solutions business supported domestic and international businesses in different countries and in a variety of industries, including the financial, corporate, life sciences and legal industries, among others, by helping them adapt their business content into different languages for specific countries, markets and regions through a complete suite of language services and products.

In 2018, the Company acquired eBrevia Inc. ("eBrevia"), a provider of artificial intelligence-based data extraction and contract analytics software solutions. Prior to the acquisition, the Company held a 12.8% investment in eBrevia. The purchase price for the remaining equity of eBrevia, which included the Company’s estimate of contingent consideration, was $23.3 million, net of cash acquired of $0.2 million, as well as payments of $4.5 million and $1.9 million in 2019 and 2020, respectively. eBrevia's software, which extracts and summarizes key legal provisions and other information, is used in due diligence, contract management, lease abstraction and document drafting and enhances the Company’s Venue offerings to provide clients with secure data aggregation, due diligence, compliance and risk management solutions. eBrevia’s operations are included within the CM-SS operating segment.

On December 13, 2021, the Company completed the acquisition of Guardum, a leading data security and privacy software provider that helps companies locate, secure and control data. The acquisition enhances the Company's Venue offering. By safeguarding privacy and improving data accuracy, Guardum's data security is a competitive differentiator. Prior to the acquisition, the Company held a 33.0% investment in Guardum. The purchase price for the remaining equity of Guardum was $3.6 million, net of cash acquired of $0.1 million.

Markets and Competition

Technological and regulatory changes continue to impact the market for the Company’s services and products. In addition to the Company’s ongoing innovation in its software solutions, the Company’s competitive strengths include its ability to offer a wide array of products for required regulatory communications, compliance services, a global platform, exceptional sales and service and regulatory domain expertise, which provide differentiated solutions for its clients.

The global risk and compliance industry, in general, is highly competitive and barriers to entry have decreased as a result of technology innovation and the simplification of EDGAR filings. Despite some consolidation in recent years, the industry remains highly fragmented in the United States and even more so internationally with many in-country alternative providers. The Company expects competition to increase from existing competitors as well as new and emerging market entrants. In addition, as the Company expands its services and product offerings, it may face competition from new and existing competitors. The Company competes primarily on the depth and breadth of its products, features, benefits, service levels, subject matter regulatory expertise, security, price and reputation.

The impact of digital technologies has impacted many of the products and markets in which the Company competes, most acutely in the Company’s mutual fund, variable annuity and public company compliance business offerings. While the Company offers a high-touch, service oriented experience, technology changes have provided alternatives to the Company’s clients that allow them to manage more of the financial disclosure process themselves. The Company has invested in its own software solutions, ActiveDisclosure, Arc Suite and Venue, to serve clients and increase retention, and has invested to expand capabilities and address new market sectors. The future impact of technology as well as the streamlining and modernizing of disclosure requirements on the business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions and investments in its existing business to offer clients innovative services and solutions, including the acquisition of eBrevia and Guardum and investments in Mediant and Gain Compliance that support the Company’s position as a technology service leader in this evolving industry.

The Company’s competitors for SEC filing services for public company compliance clients include full service financial communications providers, technology point solution providers focused on financial communications and general technology providers. The Company’s competitors for Venue include providers of virtual data room-specific solutions and enterprise software providers that offer online products that serve as document repositories, virtual data rooms as well as file sharing and collaboration solutions. The Company’s competitors for SEC filing services for investment companies clients include full service traditional providers, small niche technology providers as well as local and regional print providers that bid against the Company for printing, mailing and fulfillment services.

Technology

The Company invests resources in developing software solutions to address customer and market requirements. The Company invests in client facing solutions and its core composition systems and has also adopted market-leading third-party systems which have improved the efficiency of its sales and operations processes. The Company has continued to invest in enhancements of its technology-based offerings including ActiveDisclosure, the Arc Suite software platform, Venue, EDGAR filing and iXBRL services and data and analytics solutions. The Company continues to invest in leading and innovative technology such as cloud-native solutions, composable applications, API management machine learning and hybrid cloud architecture.

Market Volatility/Cyclicality and Seasonality

The Company’s Capital Markets segments (CM-SS and CM-CCM), in particular, are subject to market volatility in the United States and world economy, as the success of the transactional and Venue offerings is largely dependent on the global market for IPOs, secondary offerings, M&A, public and private debt offerings, leveraged buyouts, spinouts, special purpose acquisition company ("SPAC") and de-SPAC transactions and other transactions. A variety of factors impact the global markets for transactions, including economic activity levels, market volatility, the regulatory and political environment, geopolitical and civil unrest and global pandemics, among others. Due to the significant net sales and profitability derived from transactional and Venue offerings, market volatility can lead to uneven financial performance when comparing to previous periods. U.S. IPOs, M&A transactions and public debt offerings were also disrupted by the U.S. federal government shutdown that occurred, most recently, from December 2018 to January 2019. Future government shutdowns could result in additional volatility. The Company mitigates a portion of this volatility through its compliance offerings, supporting the quarterly and annual public company reporting processes through its filing services and ActiveDisclosure, as well as its Investment Companies segments (IC-SS and IC-CCM) regulatory and stockholder communications offerings, including Arc Suite. The Company also mitigates some of that risk by offering services in higher demand during a down market, such as document management tools for the bankruptcy/restructuring process and by moving upstream in the filing process with products like Venue.

The quarterly/annual public company reporting process work subjects the Company to filing seasonality which peaks shortly after the end of each fiscal quarter. Additionally, investment companies clients require the Company to manage the financial and regulatory reporting and filing for mutual funds on an annual basis as well as annual prospectus filings, which peaks during the second fiscal quarter. The seasonality and associated operational implications include the need to increase staff during peak periods through a combined strategy of hiring temporary personnel, increasing the premium time of existing staff and outsourcing production for a number of services. Additionally, clients and their financial advisors have begun to increasingly rely on web-based services which allow clients to autonomously file and distribute compliance documents with regulatory agencies, such as the SEC. While the Company believes that its ActiveDisclosure and Arc Suite solutions are competitive in this space, competitors are also continuing to develop technologies that aim to improve clients’ ability to autonomously produce and file documents to meet their regulatory obligations. The Company remains focused on driving annual recurring revenue to mitigate market volatility.

COVID-19

In December 2019, a novel strain of coronavirus, known as COVID-19, was identified in China and has since extensively impacted the global health and economic environment. On March 11, 2020, the World Health Organization (“WHO”) characterized COVID-19 as a pandemic. Although COVID-19 has adversely impacted the Company’s financial condition, results of operations and overall financial performance, the extent of that impact is currently uncertain and depends on factors including the impact on the Company’s customers, employees and vendors.

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

Refer to Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations—COVID-19 for additional information.

Government Regulation and Regulatory Impact

The SEC is adopting new as well as amending existing rules and forms to modernize the reporting and disclosure of information by registered investment companies. These changes are driving significant regulatory changes which impact the Company’s customers within its Investment Companies business.

On June 5, 2018, the SEC adopted Rule 30e-3 which provides certain registered investment companies with an option to electronically deliver stockholder reports and other materials rather than providing such reports in paper. Investors who prefer to receive reports in paper will continue to receive them in that format. While Rule 30e-3 was effective January 1, 2019, default electronic distribution pursuant to the rule began on January 1, 2021 due to a 24-month transition period, during which registered investment companies notified investors of the upcoming change in transmission format of stockholder reports. As a result of Rule 30e-3, the Company experienced a significant decline in the volume of printed annual and semi-annual stockholder reports in 2021 and an increase in revenue from ArcDigital software solutions. This trend is expected to continue during 2022.

On March 11, 2020, the SEC announced that it has adopted a new rule 498A under the Securities Act and related regulatory amendments permitting variable annuity and variable life insurance contracts to use a more concise summary prospectus to provide disclosures to investors. More detailed information about the variable annuity or variable life insurance contract will be available online, and an investor must opt in to have that information delivered in paper. The new rule and related form amendments became effective on July 1, 2020 with compliance required by January 1, 2022. As a result of Rule 498A, the Company experienced a significant decline in printed prospectus volume in 2021 and an increase in revenue from the ArcPro and ArcDigital software solutions. This trend is expected to continue during 2022.

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

Resources

The primary raw materials used in the Company’s printed products are paper and ink. Paper and ink are sourced from a small set of select suppliers to ensure consistent quality and provide for continuity of supply. The global supply chain challenges as a result of the COVID-19 pandemic made it more difficult to source paper in the second half of 2021, and the Company anticipates it will continue to be more difficult and more expensive to source paper in 2022. The increased cost of paper is typically recovered by increased pricing. The Company believes that the risk of incurring material losses as a result of a shortage in raw materials is unlikely as the Company has strategically reduced its print and distribution revenue and downsized the Company's print production platform and that the losses, if any, would not have a materially negative impact on the Company’s business.

Distribution

The Company’s products are distributed to end-users through the U.S or foreign postal services, through retail channels, electronically or by direct shipment to customer facilities.

Customers

For each of the years ended December 31, 2021, 2020 and 2019, no customer accounted for 10% or more of the Company’s net sales.

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

Human Capital

The Company’s human capital objective is to attract, retain and develop the talent needed to deliver on the Company’s strategic priorities. DFIN strives to get the best talent available, help them grow their career and keep them engaged and motivated with rewards based on their contributions and performance.

As of December 31, 2021, the Company had approximately 2,185 employees, approximately 80% of whom are located in the United States and approximately 20% in international locations. DFIN’s workforce is approximately 40% female and 60% male, with an average tenure of approximately 13.2 years with DFIN (including periods prior to the separation from RRD). The Company also hires temporary employees in its manufacturing facilities during peak periods of production. None of the Company’s employees are represented by a labor union or covered by a collective bargaining agreement. The Company's U.S. employee voluntary turnover rate is under 8.5% per year.

The Company recently launched its "My Total Wellbeing" strategy that provides greater market-driven and predictable pay and benefit programs. My Total Wellbeing encompasses:

My Time—DFIN evaluates its "time off" policies to address the diverse and changing needs of the workforce. DFIN offers every employee at least four weeks of paid time off, including paid sick time. Additionally, in 2021, the Company increased its paid parental leave from four to six weeks for both moms and dads. In 2021, the Company implemented a flexible model that allows employees the option to continue to work from home, with the exception of essential employees whose roles require them to be on site. The Company maintains office space available for team meetings, collaboration and other critical in-person events.

My Career—DFIN is committed to helping employees grow their skills and capabilities. To facilitate that goal, in 2021, the Company launched a new career framework for U.S. employees that helps them make informed choices about their skill development and career growth. The career framework includes a "Career Map" that shows every role in the Company by level. This helps employees understand how their job fits into the overall structure and shows the various pathways for advancement.

My Health—DFIN offers comprehensive health and benefits including medical insurance, prescription drug benefits, dental insurance and vision insurance. The Company's programs focus on physical health, emotional/mental health and encourages all employees to take ownership of their wellbeing. Program highlights include topical webinars, targeted programs (e.g., tobacco cessation, diabetes management and weight management) and employee assistance programs.

My Money—DFIN offers competitive base salaries and a variety of compensation programs to reward performance relative to key strategic and financial metrics. The Company also cultivates a "pay for performance" culture in which when the Company does well, the Company shares those rewards with employees. Based on the Company's strong fiscal year 2020 results, in March 2021, the Company paid a performance bonus to all employees who were not eligible for another variable compensation program. DFIN also announced that beginning in 2022, there will be a 401(k) match of 50 cents for every dollar an employee contributes up to 6% of eligible compensation and the Company has the ability to contribute a discretionary match that would apply to employee contributions, based on the Company's performance, as determined by the Company. Other financially focused benefits available include accident and critical illness insurance, life and disability insurance, health savings account (which includes a company contribution), flexible spending accounts and a group legal services plan.

Diversity, Equity & Inclusion (“DEI”)—Creating an inclusive community in which all voices are heard is key to the Company's success. In 2021, DFIN launched a DEI Council comprised of individuals with various backgrounds and experience across the organization, with a mission "to be a strategic resource to DFIN leadership to help keep a sustained focus on DEI. We aspire to foster a culture where all employees feel valued, respected and heard. Inclusivity will enable DFIN to attract and retain the very best talent."

The pillars of education and awareness, advocacy and support and fairness and equality will continue to guide the actions that are aligned to the Company's goals and support fostering an inclusive environment. In 2021, the Company introduced voluntary self-identification for gender identity and sexual orientation.

DFIN has made progress in bringing more diverse perspectives to leadership. Since the beginning of 2021, approximately 59% of all U.S. hires and promotions at the manager level and above have been women or people of color. Women or people of color constitute approximately 25% and 13% of the Company’s Board of Directors, respectively. In 2021, approximately 36% of DFIN’s U.S. employees in managerial roles were women and approximately 24% of its U.S. employees in managerial roles were people of color.

The Company is committed to paying its employees in a fair and equitable way. In 2021, the Company retained a compensation consultant to review its pay structures against market practices. Additionally, DFIN has a rigorous internal compensation review process. The Company is also committed to increasing gender and racial diversity at all levels of the Company through recruiting, training and promotion opportunities, especially at the management level. In 2022, a portion of executive performance incentive pay will be tied to achieving that objective.

Training and Development—DFIN invests in its employees’ skills and professional development by offering virtual, social and self-directed learning, mentoring, coaching and career development opportunities. In 2021, approximately 55% of employees engaged in self-directed learning and development activities through the Company's on-demand learning platform. DFIN provides its employees with curated and targeted learning pathways for leadership, finance, and technical roles as well as safety, compliance and equipment-related training. DFIN continues to focus on leadership development and piloted cohort leadership development programs aligned to the Company's values and leadership behaviors.

In addition to personal training and development, the Company requires employees to complete a series of mandatory courses in data protection, principles of ethical business conduct, harassment awareness and anti-corruption. In 2021, the Company achieved more than 99% completion of these required courses.

Employee Experience and Retention—DFIN gains insight into what matters to its employees, what motivates them and how best to reach them by regularly surveying employees on culture, from wellbeing to career development.

In a 2021 survey sponsored by the newly created DEI Council to gauge employee sentiment, a majority of employees who responded said they feel comfortable being their authentic, whole selves at work, and that DFIN cultivates a culture where people of all background are welcome and valued. The Company consistently tracked whether employees felt treated with dignity and respect and whether employees felt proud to work at DFIN. Over three separate surveys in 2021, employees consistently reported that they "almost always" felt treated with dignity and respect by their managers and leaders and "almost always" felt proud to work at DFIN.

The Company conducts town hall meetings, quarterly all-employee calls and frequent internal communications. In 2021, DFIN also implemented a social recognition platform to cultivate a culture of recognition and appreciation, while bringing connectivity to the employees in a virtual environment.

Health and Safety—The health, safety and well-being of its employees is DFIN’s highest priority and a core element of its culture and the Company believes everyone contributes to a safe and healthy work environment no matter their role in the organization. DFIN’s Environmental, Health and Safety Management System aligns with ISO 14001 and 45001. The Company sets annual leading and lagging indicators to improve its sustainability performance and in 2021 achieved a workforce total recordable incident rate of 0.32 (per 200,000 hours worked).

The Company’s manufacturing employees participate in robust safety committees and quarterly roundtables to share best practices transparently and conduct a Speak Up for Safety employee recognition program for identifying near misses. In 2021, the manufacturing workforce achieved a 99% completion rate for job-specific safety training. DFIN also observes Safety Month globally each June and in 2021 focused on COVID-19 vaccination benefits, cyber safety, ergonomics and emotional health. Results from the annual Safety Monthly Survey showed that 84% of employees who responded believe their safety, health and well-being is a priority at DFIN. Finally, in November 2021, 57 employees were nominated for a Safety Pinnacle Award. These awards recognize the best-in-class contributions of employees from across the Company who foster a culture of safety, health and well-being in the workplace.

As the pandemic persists, the Company continues to focus on safety and health, especially among its manufacturing employees who continue work onsite. DFIN implemented a company-wide COVID-19 Protocol for reporting suspected and/or positive cases, contact tracing, communications and employee testing to help prevent workplace exposure.

Climate

In 2021, the Company sourced 100% of the electricity used by its print manufacturing facilities from the purchase of renewable energy credits. The Corporate Responsibility and Governance Committee has broad oversight of environmental, social and governance issues, which includes climate-related risks and opportunities. Due to the nature of the business, DFIN does not anticipate any material impact from climate-related regulations.

Available Information

The Company maintains a website at www.dfinsolutions.com where the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as other SEC filings, are available without charge, as soon as reasonably practicable following the time they are filed with, or furnished to, the SEC. The Principles of Corporate Governance of the Company’s Board of Directors, the charters of the Audit, Compensation, Corporate Responsibility & Governance Committees of the Board of Directors and the Company’s Principles of Ethical Business Conduct are also available on the Investor Relations portion of the Company’s website, and will be provided, free of charge, to any stockholder who requests a copy. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of or incorporated by reference in this document.

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

The Company’s business could be materially adversely affected by the risk, or the public perception of risk, related to a pandemic or widespread health crisis, such as the current COVID-19 pandemic. A significant outbreak of epidemic, pandemic, or contagious diseases in the human population resulting in a widespread health crisis that adversely affect the broader economies and financial markets will also adversely impact the overall demand environment for DFIN’s services and products. The COVID-19 pandemic has had and may continue to have a material adverse impact on certain of the Company's customers' financial results, which has and may continue to force those clients to alter their plans for purchasing the Company's services and products. In addition, the global markets were disrupted due to the COVID-19 pandemic, which had a temporary negative impact on the Company's transactional offerings. A resurgence of the COVID-19 pandemic, including potentially new strains of COVID-19, resulting in renewal of mitigation measures, including targeted shutdowns, could lead to further economic downturns and adverse effects on the Company. A recession would adversely impact the global market for IPOs and other financial transactions, adversely affecting the demand for DFIN’s services and products (see the Company’s risk factor captioned “A significant part of the Company’s business is derived from the use of DFIN’s services and products in connection with financial and strategic business transactions. Trends that affect the volume of these transactions may negatively impact the demand for DFIN’s services and products.” below), and those adverse effects may be material.

In addition, any preventative or protective actions that governments implement or that the Company takes in respect of a global health crises such as COVID-19, such as travel or movement restrictions, quarantines or site closures, may interfere with the ability of the Company’s employees and vendors to perform their respective responsibilities and obligations relative to the conduct of DFIN’s business. Such results could have a material adverse effect on DFIN’s operations, business, financial condition, results of operations, or cash flows. For example, when both the State of New Jersey and the Commonwealth of Pennsylvania enacted stay at home orders in 2020, the Company was deemed essential and continued to operate, but there can be no assurances that the operations will continue to be deemed essential both in those locations and in other jurisdictions in which the Company or its vendors operate and are allowed to remain operational. In addition, the Company uses vendors in multiple countries to fulfill the global demand for its services. When global lockdowns were ordered by many governments in March 2020, many of the Company’s vendors had to rapidly transition to work from home, creating process inefficiencies. If the Company is not able to meet its client’s work requirements in a timely fashion or at all, the Company’s business, reputation and ability to retain clients would be adversely affected.

The Company is unable to accurately predict the ultimate impact of the current COVID-19 pandemic due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the virus, the presence of new strains of the virus, the duration of the outbreak, actions that may be taken by governmental authorities to contain the virus and any economic recession resulting from the pandemic. The Company closely monitors the impact of the COVID-19 pandemic, continually assessing its potential effects on its business. The extent to which the Company’s results are affected by COVID-19 will largely depend on future developments which cannot be accurately predicted and are uncertain, but the COVID-19 pandemic or the perception of its effects could have a material adverse effect on DFIN’s business, financial condition, results of operations, or cash flows. Refer to Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations—COVID-19 for additional information.

Technology Risks

The Company’s failure to maintain the confidentiality, integrity and availability of its systems, software and solutions could seriously damage the Company’s reputation and affect its ability to retain clients and attract new business.

Maintaining the confidentiality, integrity and availability of DFIN’s systems, software and solutions is an issue of critical importance for the Company and its clients and users who rely on DFIN’s systems to prepare regulatory filings and store and exchange large volumes of information, much of which is proprietary, confidential and may constitute material nonpublic information. Given DFIN’s systems contain material nonpublic information about public reporting companies and potential mergers and acquisitions activities prior to its public release, the Company has been, and expects it will continue to be, a target of hacking or cybercrime. Inadvertent disclosure of the information maintained on DFIN’s systems (or on the systems of the vendors on which the Company relies) due to human error, breach of the systems through hacking, cybercrime or a leak of confidential information due to employee misconduct, could seriously damage the Company’s reputation, could cause it to expend significant resources responding to requests from government agencies and customers and could cause significant reputational harm for the Company and its clients. The Company’s technologies, systems, networks and software have been and continue to be subject to cybersecurity threats and attacks, which range from uncoordinated individual attempts to sophisticated and targeted measures directed at the Company. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and the Company has in the past and may in the future be subject to security breaches. For example, during 2019 and 2020 the Company experienced two cyber incidents, one of which was through a commercial partner. The incident involving the Company’s commercial partner was a result of a compromise to the partner’s email server, which allowed unauthorized viewing of client information on that system. The DFIN incident was, the Company believes, the result of a compromised login credential which allowed unauthorized viewing of client information on that system and access to an internal Company system. In each incident, the Company believes the unauthorized viewing of client information was limited to that system and the DFIN incident has been fully remediated with no indication of continuing unauthorized access.

The Company’s customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate login credentials, including passwords, or to introduce viruses or other malware programs to its information systems, the information systems of its vendors or third-party service providers and/or its customers' computers. Though the Company endeavors to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber attacks against the Company or its vendors and third-party service providers remain a serious issue. Further, to access the Company’s services and products, the Company’s customers use personal electronic devices that are beyond DFIN’s security control systems. Techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until executed against a target. Consistent with all software solutions, DFIN’s software may be vulnerable to these types of attacks. Breaches and other inappropriate access can be difficult to detect and any delay in identifying them could increase their harm. An attack of this type, such as the incident described in the preceding paragraph, could disrupt the proper functioning of the Company’s software solutions, cause errors in the output of clients’ work, allow unauthorized access to sensitive, proprietary or confidential information and other undesirable or destructive outcomes.

As a result of these types of risks and attacks, the Company has implemented and continuously reviews and updates systems, processes and procedures to protect against unauthorized access to or use of data and to prevent data loss. For example, the Company continues to refresh relevant security standards to reflect changes in current security threats, monitors DFIN systems for cyber threats, continues to update intrusion and detection capabilities and refreshes mandatory information security awareness training content, including awareness around phishing. However, the ever-evolving threats mean the Company and its third-party service providers and vendors must continually evaluate and adapt their respective systems and processes and overall security environment. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data.

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

A number of core processes, such as software development, sales and marketing, client service and financial transactions, rely on DFIN’s IT infrastructure and applications. Defects or malfunctions in the Company’s IT infrastructure and applications have caused, and could cause in the future, DFIN’s services and products offerings not to perform as clients expect, which could negatively impact the Company’s reputation and business. In addition, malicious software, sabotage, ransomware and other cybersecurity breaches of the types described above could cause an outage in DFIN’s infrastructure, which could lead to a substantial delay of service and ultimately downtimes, recovery costs and client claims, any of which could negatively impact the Company’s results of operations, financial position and cash flows.

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

A significant portion of the Company’s net sales depends on the purchase of DFIN’s services and products by parties involved in capital markets compliance and transactions. As a result, the Company’s business is largely dependent on the global market for IPOs, secondary offerings, mergers and acquisitions, public and private debt offerings, leveraged buyouts, spinouts, bankruptcy and claims processing and other transactions. These transactions are often tied to market conditions and the resulting volume of these types of transactions affects demand for the Company’s services and products. Downturns in the financial markets, global economy or in the economies of the geographies in which the Company does business and reduced equity valuations create risks that could negatively impact the Company’s business. For example, in the past, economic volatility has led to a decline in the financial condition of a number of the Company’s clients and led to the postponement of their capital markets transactions. To the extent that there is continued volatility, the Company may face increasing volume pressure. Furthermore, the Company’s offerings for investment companies clients can be affected by fluctuations in the inflow and outflow of money into investment management funds which determines the number of new funds that are opened and closed. As a result, the Company is unable to predict the impact of any potential worsening of macroeconomic conditions which could have impacts to the Company’s results of operations. The level of activity in the financial communications services industry, including the financial transactions and related compliance needs DFIN’s services and products are used to support, is sensitive to many factors beyond the Company’s control, including interest rates, regulatory policies, general economic conditions, the Company’s clients’ competitive environments, business trends, terrorism and political change. In addition, a weak economy could hinder the Company’s ability to collect amounts owed by clients. Failure of the Company’s clients to pay the amounts owed or to pay such amounts in a timely manner, may increase the Company’s exposure to credit risks and result in bad debt write-offs. Unfavorable conditions or changes in any of these factors could negatively impact the Company’s business, results of operations, financial position and cash flows.

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

The Company does not have long-term contracts with most of capital markets and some investment companies clients and, therefore, relies on their continued use of DFIN’s services and products, particularly for compliance-related services. As a result, client retention, particularly during periods of declining transactional volume, is an important part of the Company’s strategic business plan. There can be no assurance that clients will continue to use DFIN’s services and products to meet their ongoing needs, particularly in the face of competitors’ services and products offerings. Client retention rates may decline due to a variety of factors, including:

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

In May 2018, management introduced the Company’s new business plan that focuses on transitioning its business to a software and technology focused company. In order to do that, the Company must attract new clients for those businesses, and its ability to attract new clients and increase sales to existing clients will depend in large part on the Company’s ability to enhance and improve existing services and products platforms, including application solutions, and to introduce new functionality either by acquisition or internal development. As further described in Item 1. Business—Company History, in 2018, the Company sold its Language Solutions business and acquired eBrevia. In the first quarter of 2020, management realigned the Company’s operating segments to enable management to have greater visibility into the performance of the Company’s software solutions and compliance and communications management operating segments. The Company’s software solutions net sales increased from 18.5% of total net sales in 2018 to 27.2% of total net sales in 2021, while the Company’s tech-enabled services net sales increased from 45.7% of total net sales in 2018 to 52.3% of total net sales in 2021 and print and distribution net sales as a percentage of total net sales has declined from 35.8% in 2018 to 20.5% in 2021. In 2020, the Company undertook significant restructuring of its compliance and communications management operating segments due partially to regulatory changes that significantly reduced print volumes starting in 2021. The Company continues to invest a significant portion of its capital expenditures budget on software development, including the development of software solutions for both investment companies and capital markets, most recently with the launch of new cloud-based ActiveDisclosure in early 2021. In December 2021, the Company completed an acquisition of Guardum in order to enhance Venue capabilities. The Company’s operating results would suffer if its innovations are not responsive to the needs of the Company’s clients, are not appropriately timed with market opportunities or are not brought to market effectively. In addition, it is possible that management’s assumptions about the features that they believe will drive purchasing decisions for the Company’s potential clients or renewal decisions for the existing clients could be inaccurate. There can be no assurance that new products or services, or upgrades to DFIN’s products or services, will be released as anticipated or that, when released, they will not contain defects. If product defects arise, the Company could experience negative publicity, damage to its reputation, decline in net sales, delay in market acceptance or claims by clients brought against the Company. Moreover, upgrades and enhancements to the Company’s platforms may require substantial capital investment without assurance that the upgrades and enhancements will enable the Company to achieve or sustain a competitive advantage in the services and products offerings. If the Company is unable to license or acquire new technology solutions to enhance existing services and products offerings, the results of operations, financial position and cash flows may be negatively impacted.

Fluctuations in the costs and availability of paper and other raw materials may adversely impact the Company.

Global supply chain challenges leading to decreased availability of paper and other raw materials and the costs of these resources due to sourcing difficulties or otherwise have increased and are expected to continue to increase DFIN’s costs. The Company may not be able to pass these costs on to clients through higher prices. Moreover, rising raw materials costs, and any consequent impact on pricing, could lead to a decrease in demand for DFIN’s services and products.

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

The Company has operations outside the United States. DFIN works with capital markets clients around the world, and in 2021 the Company’s international sales accounted for approximately 13.8% of DFIN’s net sales. The Company’s operations outside of the United States are primarily focused in Europe, Asia and Canada. As a result, the Company is subject to the risks inherent in conducting business outside the United States, including:

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

As of December 31, 2021, the Company had $125.0 million outstanding under its Term Loan A Facility, as defined below, and did not have any amounts outstanding under its Revolving Facility, as defined below. The Company’s ability to make payments on and to refinance indebtedness, as well as any future debt that it may incur, will depend on the Company’s ability to generate cash in the future from operations, financings or asset sales. The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. The Company may not generate sufficient funds to service its debt and meet its business needs, such as funding working capital or the expansion of the Company’s operations. If the Company is not able to repay or refinance debt as it becomes due, it may be forced to take disadvantageous actions, including facility closure, staff reductions, reducing financing in the future for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of cash flows from operations to the payment of principal and interest on its indebtedness, and restricting future capital return to stockholders. The lenders who hold the Company’s debt could also accelerate amounts due in the event of a default, which could potentially trigger a default or acceleration of the maturity of the Company’s debt.

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

On May 27, 2021, the Company amended and restated its credit agreement dated as of September 30, 2016 (as in effect prior to such amendment and restatement, the "Credit Agreement," and the Credit agreement, as so amended and restated, the "Amended and Restated Credit Agreement"), by and among the Company, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, to, among other things, provide for a $200.0 million delayed-draw term loan A facility (the "Term Loan A Facility"), extend the maturity of the $300.0 million revolving facility (the "Revolving Facility," and, together with the Term Loan A Facility, the "Credit Facilities") to May 27, 2026 and modify the financial maintenance and negative covenants in the Credit Agreement. On October 14, 2021, the Company drew $200.0 million from the Term Loan A Facility and used the proceeds to redeem the Company's senior notes due October 15, 2024. The Amended and Restated Credit Agreement that governs the Company’s Credit Facilities contain a number of significant restrictions and covenants that limit the Company’s ability to:

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

These covenants can have the effect of limiting the Company’s flexibility in planning for or reacting to changes in the Company’s business and the markets in which it competes. In addition, the Amended and Restated Credit Agreement that governs the Credit Facilities requires the Company to comply with certain financial maintenance covenants. Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in the Company being unable to comply with the financial covenants contained in the Term Loan A Facility. If the Company violates covenants under the Credit Facilities and is unable to obtain a waiver from the lenders, the Company’s debt under the Credit Facilities would be in default and could be accelerated by the Company’s lenders.

If the Company’s debt is accelerated, the Company may not be able to repay its debt or borrow sufficient funds to refinance it. Even if the Company is able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable, or at all. If the Company’s debt is in default for any reason, the Company’s business and results of operations, financial position and cash flows could be materially and adversely affected. In addition, complying with these covenants may also cause the Company to take actions that may make it more difficult for the Company to successfully execute its business strategy and compete against companies that are not subject to such restrictions.

Despite the Company’s current level of indebtedness, it may be able to incur significantly more debt.

Despite the Company’s current level of indebtedness, the Company may be able to incur significant additional debt, including secured debt, in the future. Although the Amended and Restated Credit Agreement governing the Credit Facilities restrict the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions. Also, these restrictions do not prevent the Company from incurring obligations that do not constitute indebtedness. In addition, as of December 31, 2021, the Company had $297.8 million available for additional borrowing under the Revolving Facility. The more indebtedness the Company incurs, the further exposed it becomes to the risks associated with leverage described above.

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

Clients are subject to rules and regulations requiring certain printed or electronic communications governing the form, content and delivery methods of such communications, such as SEC Rule 30e-3 which provides certain registered investment companies with an option to electronically deliver stockholder reports and other materials rather than providing such reports in paper. Modifications in these regulations may impact clients’ business practices and could reduce demand for DFIN’s services and products offerings. Modifications in such regulations could eliminate the need for certain types of communications altogether or impact the quantity or format of required communications.

Increasing regulatory focus on privacy issues and expanding laws could impact DFIN’s software solutions and expose the Company to increased liability.

Privacy and data security laws apply to DFIN’s various businesses in all jurisdictions in which the Company operates. In particular, clients use DFIN’s software solutions, including Venue, to share personal data and information on a confidential basis, and such sharing may be subject to privacy and data security laws. DFIN’s global business operates in countries that have more stringent data protection laws than those in the United States. These data protection laws may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Complying with these regulations has been, and will continue to be, costly, and there are or will be significant penalties for failure to comply with these regulations. Further, any perception of DFIN’s practices, products or services as a violation of individual privacy rights may subject the Company to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt DFIN’s business and expose the Company to liability.

Transferring personal data and information across international borders is becoming increasingly complex. For example, Europe has stringent regulations regarding transfer of personal data and information. The mechanisms that DFIN and many other companies rely upon for data transfers from Europe to the United States (e.g., Privacy Shield and Model Clauses) have been successfully challenged in the European court systems and compliance with legislation related to data transfers is uncertain. The Company is closely monitoring developments related to requirements for transferring personal data and information. Privacy regulation continues to develop globally and could impact DFIN’s business, results of operations, financial position and cash flows.

Benefit, Pension and Other Post-Retirement Benefit Plans Risk

Changes in market conditions, changes in discount rates, or lower returns on assets may increase required pension and other post-retirement benefits plans contributions in future periods.

The funded status of DFIN’s pension and other post-retirement benefits plans is dependent upon many factors, including returns on invested assets and the level of certain interest rates. Declines in the market value of the securities held by the plans coupled with historically low interest rates have substantially reduced, and in the future could further reduce, the funded status of the plans. These reductions may increase the level of expected required pension and other post-retirement benefit plan contributions in future years. Various conditions may lead to changes in the discount rates used to value the year-end benefit obligations of the plans, which could partially mitigate, or worsen, the effects of lower asset returns. If adverse conditions were to continue for an extended period of time, the Company’s costs and required cash contributions associated with pension and other post-retirement benefits plans may substantially increase in future periods.

The Company may become liable for funding obligations arising from multi-employer pension plan obligations of the Company’s former affiliates.

On April 13, 2020, LSC announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. LSC and the Company separated from RRD in a tax-free distribution to stockholders of RRD effective October 1, 2016. In the second quarter of 2020, the Company became aware that, subsequent to the LSC Chapter 11 Filing, LSC failed to make certain required monthly and quarterly withdrawal liability payments to multiemployer pension plans from which RRD had withdrawn prior to the Separation. Responsibility for certain pre-Separation withdrawal liability obligations, resulting in such monthly and quarterly payment obligations (the “LSC MEPP Liabilities”), had been assigned to LSC pursuant to the Separation Agreement, while RRD retained responsibility for certain other pre-Separation withdrawal liability assessments against RRD. However, the Company and RRD remain jointly and severally liable for the LSC MEPP Liabilities pursuant to laws and regulations governing multiemployer pension plans and the Company remains jointly and severally liable for certain additional RRD MEPP liabilities. In March 2021 and April 2021, the Company and RRD reached settlements with two of the three LSC multiemployer pension plan funds, which represented approximately $59 million of the estimated $103 million total undiscounted LSC MEPP Liabilities at the time of the LSC Chapter 11 filing. The Company and RRD each made lump sum payments in the second quarter of 2021 to settle all obligations related to these funds. In November 2021, arbitration proceedings were completed and the final allocation of the liability between the Company and RRD was determined. If RRD fails to make required payments in respect of the remaining LSC MEPP Liabilities or RRD fails to make required payments in respect of the RRD MEPP liabilities, the Company may become obligated to make such payments, which payment obligations may negatively impact the Company’s cash flows and results of operations. In addition, the Company’s MEPP liabilities could also be affected by the financial stability of other employers participating in such plans and decisions by those employers to withdraw from such plans in the future. See Note 8, Commitments and Contingencies to the audited Consolidated Financial Statements for more information about these potential LSC MEPP Liabilities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s corporate office is located in leased office space at 35 West Wacker Drive, Chicago, Illinois, 60601. As of December 31, 2021, the Company leased or owned 22 U.S. facilities, some of which had multiple buildings and warehouses, and these U.S. facilities encompassed approximately 0.7 million square feet. The Company leased 21 international facilities, some of which had multiple buildings and warehouses, encompassing less than 0.1 million square feet in Europe, Asia and Canada. Of the Company’s worldwide facilities, approximately 0.2 million square feet of space was owned, while the remaining 0.6 million square feet of space was leased.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of certain litigation involving the Company, see Note 8, Commitments and Contingencies, to the audited Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR DONNELLEY FINANCIAL SOLUTIONS, INC.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

DFIN’s common stock began “regular-way” trading under the ticker symbol “DFIN” on the New York Stock Exchange (“NYSE”) on October 3, 2016.

Stockholders

As of February 15, 2022, there were 3,735 stockholders of record of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
October 1, 2021 - October 31, 2021	271,775	$37.11	271,775	$21,359,231
November 1, 2021 - November 30, 2021	39,722	40.78	39,722	19,739,493
December 1, 2021 - December 31, 2021 (b)	46,063	44.09	46,063	17,708,775
Total	357,560	$38.42	357,560

___________

(a)
On February 4, 2020, the Board of Directors (the “Board”) authorized a stock repurchase program, under which the Company is authorized to repurchase up to $25.0 million of its outstanding common stock from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations. On February 18, 2021, the Board authorized an increase to its stock repurchase program to bring the total remaining available repurchase authorization for shares on or after February 18, 2021 to $50 million. On February 17, 2022, the Board authorized an increase to its stock repurchase program to bring the total remaining available repurchase for shares on or after February 17, 2022 to $150 million and extended the expiration date of the repurchase program through December 31, 2023. The stock repurchase program may be suspended or discontinued at any time. The timing and amount of any shares repurchased are determined by the Company based on its evaluation of market conditions and other factors and may be completed from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so.
(b)
Includes 4,000 shares, valued at $0.2 million, for which the Company placed orders prior to December 31, 2021 that were not settled until the first quarter of 2022.

Equity Compensation Plans

For information regarding equity compensation plans, see Item 12 of Part III of the Annual Report.

PEER PERFORMANCE TABLE

The following graph compares the cumulative total stockholder return on DFIN’s common stock from December 31, 2016 through December 31, 2021, with (i) the cumulative total return of the Russell 2000 Index, (ii) the cumulative return of the Standard & Poor’s (“S&P”) SmallCap 600 Index, and (iii) S&P Composite 1500 Diversified Financials Index, a business industry index of which DFIN is a constituent.

The comparison assumes all dividends have been reinvested and an initial investment of $100 on December 31, 2016. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Performance Table

	Base Period	December 31,	December 31,	December 31,	December 31,	December 31,
Company Name/Index	12/31/2016	2017	2018	2019	2020	2021
Donnelley Financial Solutions	100	84.81	61.05	45.56	73.85	205.13
Russell 2000 Index	100	114.65	102.02	128.06	153.62	176.39
S&P SmallCap 600 Index	100	113.23	103.63	127.24	141.60	179.58
S&P Composite 1500 Diversified Financials Index	100	125.37	112.54	140.18	156.19	211.83

This performance graph and other information furnished under Item 5 of Part II of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the Company’s audited Consolidated Financial Statements and the notes thereto, as well as “Item 1. Business” included in this Annual Report on Form 10-K.

MD&A contains a number of forward-looking statements, all of which are based on the Company’s current expectations and could be affected by the risks and uncertainties, as well as other factors, described throughout this Annual Report on Form 10-K, particularly in “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Business

For a description of the Company’s business and services and products offerings, refer to Item 1. Business of Part I of this Annual Report on Form 10-K.

The Company separately reports its net sales and related cost of sales for its software solutions, tech-enabled services and print and distribution offerings. The Company’s software solutions consist of Venue, ActiveDisclosure, eBrevia, Arc Suite and others. The Company’s tech-enabled services offerings consist of document composition, compliance-related SEC EDGAR filing services and transaction solutions. The Company’s print and distribution offerings primarily consist of conventional and digital printed products and related shipping.

Segments

The Company operates its business through four operating and reportable segments: Capital Markets – Software Solutions, Capital Markets – Compliance and Communications Management, Investment Companies – Software Solutions and Investment Companies – Compliance and Communications Management. Corporate is not an operating segment and consists primarily of unallocated SG&A activities and associated expenses including, in part, executive, legal, finance and certain facility costs. In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefits plan expense (income) as well as share-based compensation expense, are included in Corporate and not allocated to the operating segments. For a description of the Company’s operating segments, refer to Item 1. Business of Part I of this Annual Report on Form 10-K.

Executive Overview

2021 Overview

Net sales for the year ended December 31, 2021 increased by $98.8 million, or 11.0%, as compared to the year ended December 31, 2020, including a $5.4 million, or 0.6%, increase due to changes in foreign exchange rates. Net sales increased primarily due to higher capital markets transactional and compliance volumes and higher software solutions volumes in Venue, Arc Suite and ActiveDisclosure, partially offset by lower insurance and investment companies compliance print volumes as a result of the impact of SEC Rules 30e-3 and 498A on the Company's business.

Income from operations for the year ended December 31, 2021 increased $215.7 million as compared to the year ended December 31, 2020. Income from operations increased primarily due to higher sales volumes, a $65.6 million reduction in restructuring, impairment, and other charges, net, a favorable sales mix, cost savings as a result of consolidation of the print platform and a $13.6 million decrease in LSC multiemployer pension plan obligation expense, partially offset by higher selling expense as a result of increased sales volume, higher incentive compensation expense and higher share-based compensation expense.

Redemption of 8.25% Senior Notes Due 2024 and Partial Prepayment of the Term Loan A Facility

On October 15, 2021, the Company redeemed the remaining outstanding Notes balance of $233.0 million at the redemption price of 102.063, plus accrued and unpaid interest of $9.6 million, using $200.0 million of proceeds from the Company's Term Loan A Facility and cash. The Company recorded a pre-tax loss on the extinguishment of the Notes of $6.8 million in the fourth quarter of 2021.

In the fourth quarter of 2021, the Company prepaid $75.0 million of the original principal amount of the Term Loan A Facility and recorded a pre-tax loss on the extinguishment of debt of $0.6 million.

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

The COVID-19 pandemic has had and may continue to have a material adverse impact on certain of the Company’s customers’ financial results, which has and may continue to force those clients to alter their plans for purchasing the Company’s services and products. In addition, the global markets were disrupted due to the COVID-19 pandemic, which had a temporary negative impact on the Company’s transactional offerings. This stabilized in the third quarter of 2020 and the Company continues to experience a high volume of transactional offerings. However, there remains uncertainty for future periods with the COVID-19 pandemic, including potentially new strains of COVID-19, resulting in renewal of mitigation measures, including targeted shutdowns. Some of this volatility is mitigated through the Company’s compliance offerings, supporting the quarterly and annual public company reporting processes, as well as its investment companies regulatory and stockholder communications offerings. If the Company’s customers reduce, defer or cancel their spending with DFIN, it would materially adversely impact the Company’s business, results of operations and overall financial performance.

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

In response to the COVID-19 pandemic, the Company has taken numerous steps, and will continue to take further actions to ensure the safety of the Company's employees. At the beginning of the pandemic, the Company reviewed and implemented an updated business continuity plan, required all non-essential employees to work from home, prohibited non-essential travel and conducted client and employee meetings virtually. During the third quarter of 2021, the Company implemented a flexible model that allows employees the option to continue to work from home, with the exception of essential employees whose roles require them to be on site. In the Company's manufacturing locations, the Company is following all federal, state and local safety requirements including social distancing where possible, wearing masks and increased cleaning. The Company continues to evaluate these measures on an ongoing basis to ensure continuity of the Company's business operations and the safety of the Company's workforce. Incremental expenses incurred related to the COVID-19 pandemic included incremental vendor costs and premium wages paid to certain employees as well as costs to clean and disinfect the Company’s facilities more frequently. The Company could incur such costs in future periods, however, the impact of such costs on the Company's business, results of operations, liquidity and overall financial performance cannot be predicted at this time. As a result of the incremental expenses, starting in the second quarter of 2020, the Company invoiced certain customers COVID-19-related sales surcharges to recoup some of the expenses. The invoicing of sales surcharges subsided during 2021. In the second half of 2020, the Company also received certain government subsidies in connection with COVID-19, primarily related to employee wages at certain international locations. The Company recorded $1.0 million of COVID-19 recoveries, net, primarily related to an insurance reimbursement for COVID-19 expenses during the year ended December 31, 2021, and incurred $0.5 million of incremental expense, net of sales surcharges and government subsidies, during the year ended December 31, 2020. The Company also continues to work closely with its clients to support them as they implement their own contingency plans, helping them access the Company's services and products and continue to meet their regulatory requirements.

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

Multiemployer Pension Plans Obligation

On April 13, 2020, LSC announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code (“LSC Chapter 11 Filing”). In the second quarter of 2020, the Company became aware that, subsequent to the LSC Chapter 11 Filing, LSC failed to make certain required monthly and quarterly withdrawal liability payments to multiemployer pension plans ("MEPP") from which RRD had withdrawn prior to the Separation. Responsibility for certain pre-Separation withdrawal liability obligations, resulting in such monthly and quarterly payment obligations (the “LSC MEPP Liabilities”), had been assigned to LSC pursuant to the September 14, 2016 Separation and Distribution Agreement among the Company, RRD and LSC (the “Separation Agreement”), however, the Company and RRD remained jointly and severally liable for the LSC MEPP Liabilities pursuant to laws and regulations governing multiemployer pension plans. The Company believes the total undiscounted LSC MEPP Liabilities for which LSC was responsible at the time of the LSC Chapter 11 Filing were approximately $103 million (or approximately $57 million on a discounted basis, assuming a blended discount rate of approximately 10%) and were payable over approximately a 15-year period (through 2034), with annual payments ranging from $1.6 million to $8.5 million at the time.

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

The Company is required to record a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. In 2020, the Company recorded charges of $19.0 million and had $15.2 million accrued as of December 31, 2020 for its estimated payments related to the LSC MEPP Liabilities, including the Company’s low end of the range of potential outcomes as well as the Company’s estimated shared payments until a final allocation was determined.

In March 2021 and April 2021, the Company and RRD reached settlements with two of the three LSC multiemployer pension plan funds, which represented approximately $59 million of the estimated $103 million total undiscounted LSC MEPP Liabilities at the time of the LSC Chapter 11 filing. The Company and RRD each made lump sum payments in the second quarter of 2021 to settle all obligations related to these funds, which were also subject to adjustment and repayment according to the final liability allocation determination.

In November 2021, arbitration proceedings were completed and the final allocation of the LSC MEPP Liabilities of 1/3 to the Company and 2/3 to RRD was determined by the arbitration panel. As a result of the final liability allocation, the Company received a reimbursement from RRD of $7.1 million in December 2021 for payments made in excess of the Company’s allocated share of the LSC MEPP Liabilities, including the lump sum payments made associated with the March 2021 and April 2021 settlements, and adjusted its accruals for the Company’s portion of the LSC MEPP Liabilities.

As of December 31, 2021, the Company's undiscounted LSC MEPP Liabilities were $12.3 million, $1.1 million of which is payable in each of the five succeeding years and the remainder thereafter through 2033, with annual payments ranging from $0.8 million to $1.1 million. For the year ended December 31, 2021, the Company recorded net expense of $5.4 million and had $10.1 million accrued as of December 31, 2021, on a discounted basis, assuming a blended discount rate of approximately 3.5%. The expense associated with the LSC MEPP Liabilities and the reimbursement from RRD have been recorded in SG&A expenses within the Corporate segment in the Company’s audited Consolidated Statements of Operations for the years ended December 31, 2021 and 2020.

There can be no assurance that the Company’s actual future liabilities relating to MEPP liabilities (including MEPP liabilities where the Company and RRD remain jointly and severally liable) will not differ materially from the amount recorded in the Company’s audited Consolidated Financial Statements. If RRD fails to make required payments in respect of the remaining LSC MEPP Liabilities, or RRD fails to make required payments in respect to RRD's MEPP liabilities, the Company may become obligated to make such payments. In addition, the Company’s MEPP liabilities could be affected by the financial stability of other employers participating in such plans and decisions by those employers to withdraw from such plans in the future.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial condition, cash flows and certain other information. This discussion and analysis should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto.

A discussion of the Company's financial condition, changes in financial condition and results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019, can be found in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of DFIN's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

Results of Operations for the Year Ended December 31, 2021 as Compared to the Year Ended December 31, 2020

The following table shows the results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales
Tech-enabled services	$519.5	$409.2	$110.3	27.0%
Software solutions	270.0	200.2	69.8	34.9%
Print and distribution	203.8	285.1	(81.3)	(28.5%)
Total net sales	993.3	894.5	98.8	11.0%
Cost of sales (a)
Tech-enabled services	162.3	176.1	(13.8)	(7.8%)
Software solutions	105.3	93.9	11.4	12.1%
Print and distribution	145.5	226.0	(80.5)	(35.6%)
Total cost of sales	413.1	496.0	(82.9)	(16.7%)
Selling, general and administrative expenses (a)	307.7	264.8	42.9	16.2%
Depreciation and amortization	40.3	50.9	(10.6)	(20.8%)
Restructuring, impairment and other charges, net	13.6	79.2	(65.6)	(82.8%)
Other operating income, net	(0.7)	—	(0.7)	nm
Income from operations	219.3	3.6	215.7	nm
Interest expense, net	26.6	22.8	3.8	16.7%
Investment and other income, net	(5.1)	(1.7)	(3.4)	nm
Earnings (loss) before income taxes	197.8	(17.5)	215.3	nm
Income tax expense	51.9	8.4	43.5	nm
Net earnings (loss)	$145.9	$(25.9)	$171.8	nm

nm – Not meaningful

(a)
Exclusive of depreciation and amortization

Consolidated

Net sales of tech-enabled services of $519.5 million for the year ended December 31, 2021 increased $110.3 million, or 27.0%, as compared to the year ended December 31, 2020. Net sales of tech-enabled services increased primarily due to increased capital markets transactional and compliance volumes, partially offset by lower insurance and investment companies compliance volumes.

Net sales of software solutions of $270.0 million for the year ended December 31, 2021 increased $69.8 million, or 34.9%, as compared to the year ended December 31, 2020. Net sales of software solutions increased primarily due to increased Venue, ArcDigital, ActiveDisclosure and ArcPro volumes.

Net sales of print and distribution of $203.8 million for the year ended December 31, 2021 decreased $81.3 million, or 28.5%, as compared to the year ended December 31, 2020. Net sales of print and distribution decreased primarily due to lower insurance and investment companies compliance volumes as a result of the impact of SEC Rules 30e-3 and 498A on the Company's business, partially offset by higher capital markets transactional print volumes.

Tech-enabled services cost of sales of $162.3 million for the year ended December 31, 2021 decreased $13.8 million, or 7.8%, as compared to the year ended December 31, 2020, primarily due to a favorable sales mix and cost control initiatives, partially offset by the impact of higher sales volumes, a higher allocation of overhead costs and higher incentive compensation expense. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales decreased 11.8%, primarily driven by a favorable sales mix and cost control initiatives, partially offset by a higher allocation of overhead costs and higher incentive compensation expense.

Software solutions cost of sales of $105.3 million for the year ended December 31, 2021 increased $11.4 million, or 12.1%, as compared the year ended December 31, 2020, primarily due to increased sales volume, a higher allocation of overhead costs and higher incentive compensation expense, partially offset by a favorable sales mix and cost control initiatives. As a percentage of software solutions net sales, software solutions costs of sales decreased 7.9%, primarily driven by a favorable sales mix and cost control initiatives, partially offset by a higher allocation of overhead costs and higher incentive compensation expense.

Print and distribution cost of sales of $145.5 million for the year ended December 31, 2021 decreased $80.5 million, or 35.6%, as compared to the year ended December 31, 2020, primarily due to the impact of lower sales volumes as a result of the impact of SEC Rules 30e-3 and 498A on the Company's business, cost savings as a result of the consolidation of the print platform and a lower allocation of overhead costs, partially offset by higher incentive compensation expense. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 7.9%, primarily driven by cost savings as a result of the consolidation of the print platform and a lower allocation of overhead costs, partially offset by higher incentive compensation expense.

SG&A expenses of $307.7 million for the year ended December 31, 2021 increased $42.9 million, or 16.2%, as compared to the year ended December 31, 2020, primarily due to higher selling expense as a result of increased sales volume, higher incentive compensation expense and higher share-based compensation expense, partially offset by a $13.6 million decrease in LSC multiemployer pension plan obligation expense. As a percentage of net sales, SG&A expenses increased from 29.6% for the year ended December 31, 2020 to 31.0% for the year ended December 31, 2021, primarily due to higher selling expense as a result of increased sales volume, higher incentive compensation expense and higher share-based compensation expense, partially offset by a decrease in LSC multiemployer pension plan obligation expense.

Depreciation and amortization of $40.3 million for the year ended December 31, 2021 decreased $10.6 million, or 20.8%, as compared to the year ended December 31, 2020. Depreciation and amortization decreased primarily due to intangible assets that were fully amortized by the end of fiscal year 2020. Depreciation and amortization included $1.1 million and $12.4 million of amortization of other intangible assets for the years ended December 31, 2021 and 2020, respectively.

Restructuring, impairment and other charges, net of $13.6 million for the year ended December 31, 2021 decreased $65.6 million, or 82.8%, as compared to the year ended December 31, 2020. For the year ended December 31, 2021, these charges included impairment charges of $9.2 million, primarily related to the impairment of an equity investment and the demolition of an office building, and $3.4 million for employee termination costs for approximately 175 employees. For the year ended December 31, 2020, these charges included a $40.6 million non-cash goodwill impairment charge within the IC-CCM reporting unit, $15.6 million of employee termination costs for approximately 470 employees, impairment charges of $20.0 million primarily related to operating lease ROU assets and $3.0 million of other charges, primarily related to the realignment of the Company's operating segments.

Other operating income, net of $0.7 million for the year ended December 31, 2021 included a net gain on the sale of machinery and equipment from facilities being exited.

Income from operations of $219.3 million for the year ended December 31, 2021 increased $215.7 million as compared to the year ended December 31, 2020, primarily due to higher sales volumes, a $65.6 million reduction in restructuring, impairment, and other charges, net, a favorable sales mix, cost savings as a result of consolidation of the print platform and a $13.6 million decrease in LSC multiemployer pension plan obligation expense, partially offset by higher selling expense as a result of increased sales volume, higher incentive compensation expense and higher share-based compensation expense.

Interest expense, net of $26.6 million for the year ended December 31, 2021 increased $3.8 million, or 16.7%, as compared to the year ended December 31, 2020, primarily due to $7.4 million of losses on debt extinguishments recorded during 2021 compared to a $2.3 million gain on debt extinguishment recorded during 2020, partially offset by a lower average Revolving Facility balance during 2021 compared to 2020, and the prepayment of the Notes during the fourth quarter of 2021, which were replaced by the Term Loan A that has a lower interest rate.

Investment and other income, net of $5.1 million for the year ended December 31, 2021 increased $3.4 million as compared to the year ended December 31, 2020, primarily due to an increase in net pension plan income.

The effective income tax rate was 26.2% for the year ended December 31, 2021 compared to (48.0%) for the year ended December 31, 2020. The change in the effective tax rate was primarily driven by the nondeductible goodwill impairment charge recorded in 2020, increased earnings in 2021 and a reduction in the valuation allowances. Refer to Note 9, Income Taxes, for further details.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate.

Capital Markets – Software Solutions

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales	$181.0	$133.2	$47.8	35.9%
Income from operations	30.4	8.5	21.9	nm
Operating margin	16.8%	6.4%
Items impacting comparability
Restructuring, impairment and other charges, net	0.4	1.0	(0.6)	(60.0%)
Non-income tax, net	(1.0)	3.4	(4.4)	nm
Accelerated rent expense	—	0.5	(0.5)	(100.0%)

nm – Not meaningful

Net sales of $181.0 million for the year ended December 31, 2021 increased $47.8 million, or 35.9%, as compared to the year ended December 31, 2020. Net sales increased primarily due to higher Venue, ActiveDisclosure and other compliance software solutions volumes.

Income from operations of $30.4 million for the year ended December 31, 2021 increased $21.9 million as compared to the year ended December 31, 2020, primarily due to higher sales volumes, a favorable sales mix, a reduction of non-income tax, net expense, and cost savings initiatives, partially offset by higher selling expense as a result of increased sales volumes, a higher allocation of overhead costs and higher incentive compensation expense.

Operating margin increased from 6.4% for the year ended December 31, 2020 to 16.8% for the year ended December 31, 2021, primarily due to a favorable sales mix, a reduction of non-income tax, net expense, which had a positive impact on the change in operating margin of 2.4%, and cost savings initiatives, partially offset by higher selling expense as a result of increased sales volumes, a higher allocation of overhead costs and higher incentive compensation expense.

Capital Markets – Compliance and Communications Management

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales	$561.5	$424.0	$137.5	32.4%
Income from operations	242.6	120.6	122.0	nm
Operating margin	43.2%	28.4%
Items impacting comparability
Restructuring, impairment and other charges, net	3.5	22.2	(18.7)	(84.2%)
COVID-19 related recoveries, net	(0.2)	(2.2)	2.0	(90.9%)
Non-income tax, net	(0.2)	0.6	(0.8)	nm
Accelerated rent expense	—	1.2	(1.2)	(100.0%)

nm – Not meaningful

Net sales of $561.5 million for the year ended December 31, 2021 increased $137.5 million, or 32.4%, as compared to the year ended December 31, 2020. Net sales increased primarily due to higher transactional and compliance volumes.

Income from operations of $242.6 million for the year ended December 31, 2021 increased $122.0 million as compared to the year ended December 31, 2020, primarily due to higher sales volume, a favorable sales mix, a decrease in restructuring, impairment, and other charges, net, a reduction in depreciation and amortization and cost savings initiatives, partially offset by higher selling expense as a result of increased sales volume, a higher allocation of overhead costs and higher incentive compensation expense.

Operating margin increased from 28.4% for the year ended December 31, 2020 to 43.2% for the year ended December 31, 2021, primarily due to higher sales volume, a favorable sales mix, a decrease in restructuring, impairment, and other charges, net, which had a positive impact on operating margin of 3.3%, a reduction in depreciation and amortization and cost savings initiatives, partially offset by higher selling expense as a result of increased sales volume, a higher allocation of overhead costs and higher incentive compensation expense.

Investment Companies – Software Solutions

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales	$89.0	$67.0	$22.0	32.8%
Income (loss) from operations	8.9	(1.7)	10.6	nm
Operating margin	10.0%	(2.5%)
Items impacting comparability
Restructuring, impairment and other charges, net	0.1	3.0	(2.9)	(96.7%)
Non-income tax, net	(0.3)	1.0	(1.3)	nm
Accelerated rent expense	—	0.1	(0.1)	(100.0%)

nm – Not meaningful

Net sales of $89.0 million for the year ended December 31, 2021 increased $22.0 million, or 32.8%, as compared to the year ended December 31, 2020. Net sales increased primarily due to higher ArcDigital volume resulting from the TCM offering, which supports compliance with SEC Rules 30e-3 and 498A regulatory requirements, and higher ArcPro volumes driven by iXBRL requirements.

Income from operations of $8.9 million for the year ended December 31, 2021 increased $10.6 million as compared to an operating loss of $1.7 million for the year ended December 31, 2020, primarily due to higher sales volumes, a favorable sales mix and a decrease in restructuring, impairment, and other charges, net, partially offset by a higher allocation of overhead costs and higher incentive compensation expense.

Operating margin increased from a negative margin of 2.5% for the year ended December 31, 2020 to 10.0% for the year ended December 31, 2021, primarily due to higher sales volume, a favorable net sales mix, along with a decrease in restructuring, impairment, and other charges, net, which had a positive impact on operating margin of 3.3%, partially offset by a higher allocation of overhead costs and higher incentive compensation expense.

Investment Companies – Compliance and Communications Management

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in millions, except percentages)
Net sales	$161.8	$270.3	$(108.5)	(40.1%)
Income (loss) from operations	15.0	(43.1)	58.1	nm
Operating margin	9.3%	(15.9%)
Items impacting comparability
Restructuring, impairment and other charges, net	2.9	46.2	(43.3)	(93.7%)
COVID-19 related (recoveries) expenses, net	(0.8)	2.4	(3.2)	nm
Gain on sale of long-lived assets, net	(0.7)	—	(0.7)	nm
Non-income tax, net	(0.1)	0.2	(0.3)	nm
Accelerated rent expense	—	0.3	(0.3)	(100.0%)

nm – Not meaningful

Net sales of $161.8 million for the year ended December 31, 2021 decreased $108.5 million, or 40.1%, as compared to the year ended December 31, 2020. Net sales decreased primarily due to lower insurance and investment companies compliance volumes as a result of SEC Rules 30e-3 and 498A eliminating print requirements and lower transactional and commercial volumes.

Income from operations of $15.0 million for the year ended December 31, 2021 increased $58.1 million as compared to an operating loss of $43.1 million for the year ended December 31, 2020, primarily due to a decrease in restructuring, impairment and other charges, net, which included a $40.6 million goodwill impairment charge in 2020, cost savings as a result of the print platform consolidation, a lower allocation of overhead costs, a reduction in depreciation and amortization expense and a decrease in COVID-19 related expenses, net, partially offset by lower sales volume and higher incentive compensation expense.

Operating margin increased from a negative margin of 15.9% for the year ended December 31, 2020 to 9.3% for the year ended December 31, 2021, primarily due to a decrease in restructuring, impairment and other charges, net, as well as a decrease in COVID-19 related expenses, net, which combined had a positive impact on operating margin of 28.7%, cost savings as a result of the print platform consolidation, a lower allocation of overhead costs and a reduction in depreciation and amortization expense, partially offset by higher incentive compensation expense.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Year Ended December 31,
	2021	2020
	(in millions)
Operating expenses	$77.6	$80.7
Items impacting comparability
Share-based compensation expense	19.5	13.6
Restructuring, impairment and other charges, net	6.7	6.8
LSC multiemployer pension plans obligation	5.4	19.0
COVID-19 related expenses, net	—	0.3
eBrevia contingent consideration	—	(0.8)
Accelerated rent expense	—	0.1

Corporate operating expenses of $77.6 million for the year ended December 31, 2021 decreased $3.1 million as compared to the year ended December 31, 2020, primarily due to a $13.6 million decrease in LSC multiemployer pension plan obligation expense and lower legal expenses, partially offset by higher incentive compensation, share-based compensation and consulting expenses.

Non-GAAP Measures

The Company believes that certain Non-GAAP measures, such as Non-GAAP adjusted EBITDA (“Adjusted EBITDA”), provide useful information about the Company’s operating results and enhance the overall ability to assess the Company’s financial performance. The Company uses these measures, together with other measures of performance prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), to compare the relative performance of operations in planning, budgeting and reviewing the performance of its business. Adjusted EBITDA allows investors to make a more meaningful comparison between the Company’s core business operating results over different periods of time. The Company believes that Adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provides useful information about the Company’s business without regard to potential distortions. By eliminating potential differences in results of operations between periods caused by factors such as historic cost and age of assets, restructuring, impairment and other charges, acquisition-related expenses, and gain or loss on certain equity investments and asset sales as well as other items, as described below, the Company believes that Adjusted EBITDA can provide a useful additional basis for comparing the current performance of the underlying operations being evaluated.

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
•
COVID-19 related (recoveries) expenses, net. Recoveries recognized and incremental expenses incurred as a result of the COVID-19 pandemic. Incremental expenses included incremental vendor costs and premium wages paid to certain employees as well as costs to clean and disinfect the Company's facilities more frequently. As a result of these incremental expenses, the Company invoiced certain customers COVID-19 related surcharges as well as received an insurance reimbursement associated with certain COVID-19 related expenses. In 2020, the Company also received certain government subsidies, primarily related to employee wages at certain international locations.

A reconciliation of net earnings (loss) to Adjusted EBITDA for the years ended December 31, 2021 and 2020 is presented in the following table:

	Year Ended December 31,
	2021	2020
	(in millions)
Net earnings (loss)	$145.9	$(25.9)
Restructuring, impairment and other charges, net	13.6	79.2
Share-based compensation expense	19.5	13.6
LSC multiemployer pension plans obligation	5.4	19.0
Non-income tax, net	(1.6)	5.2
COVID-19 related (recoveries) expenses, net	(1.0)	0.5
Gain on sale of long-lived assets, net	(0.7)	—
Gain on equity investments, net	(0.4)	—
Accelerated rent expense	—	2.2
eBrevia contingent consideration	—	(0.8)
Depreciation and amortization	40.3	50.9
Interest expense, net	26.6	22.8
Investment and other income, net	(4.7)	(1.7)
Income tax expense	51.9	8.4
Adjusted EBITDA	$294.8	$173.4

Restructuring, impairment and other charges, net —The year ended December 31, 2021 included employee termination costs of $3.4 million and impairment charges of $9.2 million, primarily related to a partial impairment of an investment in equity securities and the demolition of an office building, as further described in Note 1, Overview, Basis of Presentation and Significant Accounting Policies. The year ended December 31, 2020 included employee termination costs of $15.6 million, non-cash impairment charges of $60.6 million, primarily related to IC-CCM goodwill and operating lease ROU assets and $3.0 million of other charges, primarily related to the realignment of the Company's operating segments. Refer to Note 6, Restructuring, Impairment and Other Charges, for additional information.

Share-based compensation expense—Included charges of $19.5 million and $13.6 million for the years ended December 31, 2021 and 2020, respectively.

LSC multiemployer pension plans obligation—Included charges of $5.4 million and $19.0 million for the years ended December 31, 2021 and 2020, respectively, for the Company’s accrual related to the LSC MEPP Liabilities. The charge for the year ended December 31, 2021 is net of a $7.1 million reimbursement from RRD as a result of the final allocation of the liability. Refer to Note 8, Commitments and Contingencies, for additional information.

Non-income tax, net—Included income of $1.6 million for the year ended December 31, 2021 and a charge of $5.2 million for the year ended December 31, 2020, related to the Company’s accrual for certain estimated non-income tax exposures. Refer to Note 8, Commitments and Contingencies, for additional information.

COVID-19 related (recoveries) expenses, net—Included net recoveries of $1.0 million for the year ended December 31, 2021, primarily related to an insurance reimbursement of COVID-19 expenses, and net charges of $0.5 million for the year ended December 31, 2020, primarily related to incremental vendor costs, premium wages and incentive compensation paid to certain employees, net of COVID-19 related sales surcharges invoiced to certain customers and government subsidies, as described above.

Gain on sale of long-lived assets, net—Included a net gain of $0.7 million for the year ended December 31, 2021, primarily related to the sale of machinery and equipment from facilities being exited as a result of restructuring actions.

Gain on equity investments, net—Included a net unrealized gain of $0.4 million for the year ended December 31, 2021. Gain on equity investments, net is included in investment and other income, net in the audited Consolidated Statements of Operations.

Accelerated rent expense—Included a charge of $2.2 million for the year ended December 31, 2020, primarily related to the acceleration of rent expense associated with abandoned operating leases.

eBrevia contingent consideration—Included a gain of $0.8 million for the year ended December 31, 2020, as a result of a decrease in the contingent consideration for the former owners of eBrevia.

Selected Financial Data

	Year Ended December 31,
	2021	2020
	(in millions, except per share data)
Consolidated Statements of Operations data:
Net sales	$993.3	$894.5
Net earnings (loss)	145.9	(25.9)
Net earnings (loss) per share
Basic	4.36	(0.76)
Diluted	4.14	(0.76)

Consolidated Balance Sheets data:
Total assets	883.3	865.6
Long-term debt	124.0	230.5

The following table includes the pre-tax and after-tax impact of certain Non-GAAP items for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
	Pre-tax	After-tax
	(in millions)
Non-income tax, net	$(1.6)	$(1.2)
COVID-19 related recoveries, net	(1.0)	(0.7)
Gain on sale of long-lived assets, net	(0.7)	(0.5)
Gain on equity investments, net	(0.4)	(0.3)
Share-based compensation expense	19.5	9.9
Restructuring, impairment and other charges, net	13.6	9.9
Loss on debt extinguishments	7.4	5.4
LSC multiemployer pension plans obligation	5.4	3.9

	Year Ended December 31, 2020
	Pre-tax	After-tax
	(in millions)
Gain on debt extinguishments	$(2.3)	$(1.7)
eBrevia contingent consideration	(0.8)	(0.8)
Restructuring, impairment and other charges, net	79.2	67.9
LSC multiemployer pension plans obligation	19.0	13.9
Share-based compensation expense	13.6	11.1
Non-income tax, net	5.2	3.8
Accelerated rent expense	2.2	1.7
COVID-19 related expenses, net	0.5	0.2

Liquidity and Capital Resources

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its stockholders. Cash on hand, operating cash flows and the Company’s Revolving Facility are the primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s debt obligations, capital expenditures necessary to support productivity improvement and growth, acquisitions and completion of restructuring programs.

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes. The Company has the ability to repatriate foreign cash, associated with foreign earnings previously subjected to U.S. tax, with minimal additional tax consequences. The Company maintains its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S., with the exception of the previously taxed foreign earnings already subject to U.S. tax. The Company repatriated excess cash at its foreign subsidiaries to the U.S. during the years ended December 31, 2021 and December 31, 2019 and did not make cash repatriations during 2020. The Company is evaluating whether to make any cash repatriations in the future.

The Company currently expects capital expenditures to be approximately $50 million to $55 million in 2022, as compared to $42.3 million in 2021. The Company is also evaluating additional investment opportunities that could increase 2022 capital expenditures by an incremental $10 million to $15 million. The increase in capital expenditures related to the amount currently expected and the incremental opportunities being evaluated are primarily related to investments in the Company's software portfolio.

As of December 31, 2021, cash and cash equivalents were $54.5 million, a decrease of $19.1 million as compared to December 31, 2020. As of December 31, 2021, cash and cash equivalents included $24.5 million in the U.S. and $30.0 million at international locations.

The following describes the Company’s cash flows for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
	(in millions)
Net cash provided by operating activities	$180.0	$154.2
Net cash used in investing activities	(45.0)	(19.8)
Net cash used in financing activities	(154.9)	(77.5)
Effect of exchange rate on cash and cash equivalents	0.8	(0.5)
Net (decrease) increase in cash and cash equivalents	$(19.1)	$56.4

Cash Flows Provided By Operating Activities

Operating cash inflows and outflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor, rent, raw materials and other operating activities.

2021 compared to 2020

Net cash provided by operating activities was $180.0 million for the year ended December 31, 2021, as compared to $154.2 million for the year ended December 31, 2020. The increase in cash provided by operating activities of $25.8 million was primarily due to the significant increase in net earnings, partially offset by the timing of payments, an increase in income taxes paid and a decrease in collections due to timing of customer payments. Accounts payable and accrued liabilities and other increased operating cash flows by $16.8 million for the year ended December 31, 2021, as compared to a $74.9 million increase in operating cash flows for the year ended December 31, 2020, primarily due to higher incentive compensation and commission payments during 2021 and timing of vendor payments. The Company's income tax payments increased by $43.3 million to $65.0 million for the year ended December 31, 2021 from $21.7 million, primarily due to federal and state income tax payments made in the year ended December 31, 2021. Accounts receivable decreased operating cash flow by $28.8 million for the year ended December 31, 2021, as compared to $14.8 million for the year ended December 31, 2020.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $45.0 million for the year ended December 31, 2021, and primarily consisted of capital expenditures of $42.3 million, mostly driven by investment in software development, and the acquisition of Guardum.

Net cash used in investing activities was $19.8 million for the year ended December 31, 2020, and primarily consisted of capital expenditures of $31.1 million, mostly driven by investment in software development, partially offset by $12.8 million of proceeds from the sale of one of the Company’s investments in equity securities.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the year ended December 31, 2021 was $154.9 million. During the year ended December 31, 2021, the Company received $278.0 million of proceeds from the Revolving Facility borrowings, offset by $278.0 million of payments on the Revolving Facility borrowings. The Company made $312.8 million of payments on long-term debt, including the redemption of $233.0 million of the Notes, which were partially paid for with proceeds of $200.0 million from the Term Loan A Facility during the year ended December 31, 2021, and $75.0 million of prepayments on the Term Loan A Facility. The Company's common stock repurchases for the year ended December 31, 2021 totaled $40.9 million, which included $32.2 million of repurchases under the stock repurchase program and $8.7 million associated with vesting of the Company employees' equity awards.

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

Contractual Cash Obligations and Other Commitments and Contingencies

As of December 31, 2021, the Company had total future contractual and other obligations of approximately $464 million, with approximately $206 million of the future contractual and other obligations due during 2022. The future contractual obligations primarily consist of outstanding debt and related interest, operating and finance lease payments, outsourced services relating to information technology, maintenance and other services, sales commissions, incentive compensation, deferred compensation, multi-employer pension plan obligations, pension and other postretirement benefits plans contributions as well as other miscellaneous obligations. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies; Note 5, Leases; Note 6, Restructuring, Impairment and Other Charges; Note 7, Retirement Plans; Note 8, Commitments and Contingencies and Note 10, Debt to the audited Consolidated Financial Statements for additional information.

Debt

The Company’s debt as of December 31, 2021 and 2020 consisted of the following (in millions):

	December 31,
	2021	2020
Term Loan A Facility	$125.0	$—
8.25% senior notes due October 15, 2024	—	233.0
Unamortized debt issuance costs	(1.0)	(2.5)
Total long-term debt	$124.0	$230.5

The Company’s debt maturity and interest payments schedule as of December 31, 2021 is shown in the table below:

	Payments Due In
	Total	2022	2023	2024	2025	2026	2027 and thereafter
	(in millions)
Term Loan A Facility (a)	$125.0	$—	$—	$—	$—	$125.0	$—
Interest due on Term Loan A Facility (b)	11.8	2.6	2.6	2.6	2.6	1.4	—
Total as of December 31, 2021	$136.8	$2.6	$2.6	$2.6	$2.6	$126.4	$—

_________

(a)
Excludes unamortized debt issuance costs of $1.0 million, which do not represent contractual commitments with a fixed amount or maturity date.
(b)
Includes estimated interest for the Term Loan A Facility based on the interest rate at December 31, 2021. Estimated interest payments may differ in the future based on changes in floating interest rates, timing of additional prepayments or other factors or events.

8.25% Senior Notes Due 2024— On September 30, 2016, DFIN issued $300.0 million of 8.25% senior unsecured notes due October 15, 2024 (the “Notes”). The Company’s Notes were issued pursuant to an indenture (the “Indenture”) where certain wholly-owned domestic subsidiaries of the Company guaranteed the Notes (the “Guarantors”). On October 15, 2021, the Company redeemed the remaining outstanding Notes balance of $233.0 million at the redemption price of 102.063, plus accrued and unpaid interest of $9.6 million using $200.0 million of proceeds from the Company's Term Loan A Facility and cash. The Company recorded a pre-tax loss on the extinguishment of the Notes of $6.8 million in the fourth quarter of 2021. During 2020, the Company purchased and retired $67.0 million (notional amount) of the Notes and recognized a pre-tax gain on the extinguishment of debt of $2.3 million, which was net of unamortized debt issuance costs. The loss (gain) on debt extinguishment is reflected within interest expense, net in the audited Consolidated Statements of Operations.

Prior to the repayment and the resulting release of all Guarantors, the Notes were fully and unconditionally as well as jointly and severally guaranteed, on an unsecured basis, by the Guarantors, which were comprised of each of the Company’s direct and indirect wholly-owned U.S. subsidiaries that guaranteed the Company’s obligations under the Credit Facilities, including Donnelley Financial, LLC and DFS International Holdings, Inc. The Notes were not guaranteed by the Company’s foreign subsidiaries or unrestricted subsidiaries ("Nonguarantors"). The Indenture governing the Notes contained certain covenants applicable to the Company and its restricted subsidiaries, including limitations on: (1) liens; (2) indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries. Each of these covenants was subject to important exceptions and qualifications. The Notes and the related guarantees were the Company and the Guarantors’, respective, senior unsecured obligations and ranked equally in right of payment to all senior debt, including the obligations under the Company’s Credit Facilities, senior in right of payment to all subordinated debt, and effectively subordinated in right of payment to any of the Company and the Guarantors’ secured debt, to the extent of the value of the assets securing such debt.

Credit Agreement—On May 27, 2021 (the "Restatement Effective Date"), the Company amended and restated its credit agreement dated as of September 30, 2016 (as in effect prior to such amendment and restatement, the “Credit Agreement,” and the Credit Agreement, as so amended and restated, the “Amended and Restated Credit Agreement”), to, among other things extend the maturity of the $300.0 million Revolving Facility to May 27, 2026 and modify certain financial maintenance and negative covenants in the Credit Agreement. The Amended and Restated Credit Agreement also provided for a $200.0 million delayed-draw Term Loan A Facility. On October 14, 2021, the Company drew $200.0 million from the Term Loan A Facility and used the proceeds to redeem the Company's Notes on October 15, 2021, as further described above. Under the Credit Agreement, the Term Loan A Facility bears interest at a rate equal to the sum of the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 2.00% to 2.50% based upon the Company's Consolidated Net Leverage Ratio. Prior to the prepayment of quarterly installments, as described below, the principal amount of loans under the Term Loan A Facility were due and payable in equal quarterly installments of 1.25% of the original principal amount of the loans during the first three years after the Restatement Effective Date, commencing on March 31, 2022, and 2.50% of the original principal amount of the loans thereafter.

In the fourth quarter of 2021, the Company prepaid $75.0 million of the original principal amount of the Term Loan A Facility and recognized a pre-tax loss on extinguishment of debt of $0.6 million. As a result, quarterly installments of the original principal amount are no longer required and the entire unpaid principal amount of the Term Loan A Facility is due and payable on May 27, 2026. Voluntary prepayments of the Term Loan A Facility are permitted at any time without premium or penalty.

The Amended and Restated Credit Agreement contains a number of covenants, including a minimum Interest Coverage Ratio and the Consolidated Net Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $20.0 million in the aggregate, though additional dividends may be allowed subject to certain conditions. Each of these covenants is subject to important exceptions and qualifications.

As of December 31, 2021, there were no outstanding borrowings under the Revolving Facility. Based on the Company’s results of operations for the year ended December 31, 2021 and existing debt, the Company would have had the ability to utilize $297.8 million of the Revolving Facility and not have been in violation of the terms of the agreement.

The current availability under the Revolving Facility and net available liquidity as of December 31, 2021 is shown in the table below:

December 31, 2021
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	$—
Impact on availability related to outstanding letters of credit	2.2
$2.2

Current availability at December 31, 2021	$297.8
Cash and cash equivalents	54.5
Net Available Liquidity	$352.3

The Company was in compliance with its debt covenants as of December 31, 2021, and expects to remain in compliance based on management’s estimates of operating and financial results for 2022 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of December 31, 2021, the Revolving Facility is supported by fifteen U.S. and international financial institutions. As of December 31, 2021, the Company had $3.2 million in outstanding letters of credit and bank guarantees, of which $2.2 million reduced the availability under the Revolving Facility.

As of December 31, 2021, the Company met all the conditions required to borrow under the Revolving Facility and management expects the Company to continue to meet the applicable borrowing conditions.

Acquisitions and Dispositions

On December 13, 2021, the Company completed the acquisition of Guardum, a leading data security and privacy software provider that helps companies locate, secure and control data. The acquisition enhances the Company's Venue offering. By safeguarding privacy and improving data accuracy, Guardum's data security is a competitive differentiator. Prior to the acquisition, the Company held a 33.0% investment in Guardum. The purchase price for the remaining equity of Guardum was $3.6 million, net of cash acquired of $0.1 million.

The Company’s acquisition of eBrevia closed on December 18, 2018. During the year ended December 31, 2019, the Company paid $4.5 million for the acquisition of eBrevia. An additional $1.9 million of the purchase price, which was held in the event of potential claims, was paid during the year ended December 31, 2020 pursuant to the terms of the acquisition agreement.

During the year ended December 31, 2018, the Company sold its Language Solutions business for net proceeds of $77.5 million in cash, all of which was received as of December 31, 2019. During the year ended December 31, 2019, the Company paid $4.0 million related to the disposition of the Language Solutions business.

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation and contingent liabilities involving the Company, see Note 8, Commitments and Contingencies, to the audited Consolidated Financial Statements.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, goodwill, asset valuations and useful lives, pension and income taxes.

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

Revenue is recognized upon transfer of control of promised services or products to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services or products. The Company's services include software solutions and tech-enabled services whereas the Company's products are comprised of print and distribution offerings. The Company’s arrangements with customers often include promises to transfer multiple services or products to a customer. Determining whether services and products are considered distinct performance obligations that should be accounted for separately requires significant judgment. Certain customer arrangements have multiple performance obligations as certain promises are both capable of being distinct and are distinct within the context of the contract. Other customer arrangements have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts, and therefore is not distinct. Billings for shipping and handling costs as well as certain postage costs and out-of-pocket expenses are recorded gross. In accordance with the practical expedient within ASC Topic 606, Revenue from Contracts with Customers, the Company expenses incremental costs to obtain the contract, primarily commissions, as incurred when the amortization period of the asset is one year or less. Sales commissions associated with multi-year contracts beyond the initial year are subject to an employee service requirement and are not capitalized as they are not considered incremental costs to obtain a contract. For arrangements with multiple performance obligations, the transaction price is allocated to the separate performance obligations. As the Company provides customer specific solutions, observable standalone selling price is rarely available. As such, standalone selling price is more frequently determined using an estimate of the standalone selling price of each distinct service or product, taking into consideration the historical selling price by customer for each distinct service or product, if available. These estimates may vary from the final amounts invoiced to the customer and are adjusted upon completion of all performance obligations.

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in unbilled receivables, contract assets or contract liabilities. Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists and therefore invoicing has not yet occurred. The Company generally estimates contract assets based on the historical selling price adjusted for its current experience and expected resolution of the variable consideration of the completed performance obligation. When the Company's contracts contain variable consideration, the variable consideration is recognized only to the extent that it is probable that a significant revenue reversal will not occur in a future period. As a result, the estimated revenue and contract assets may be constrained until the uncertainty associated with the variable consideration is resolved, which generally occurs in less than one year. Generally, the contract asset balance is impacted by the recognition of additional revenue, amounts invoiced to customers and changes in the level of the constraint applied to variable consideration. Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price and management’s assessment of realizable selling price. Unbilled receivables can vary significantly from period to period as a result of seasonality, volume and market conditions. Unbilled receivables and contract assets are included in accounts receivable on the audited Consolidated Balance Sheets. Contract liabilities consist of deferred revenue and progress billings which are included in accrued liabilities on the audited Consolidated Balance Sheets.

Because substantially all of the Company’s products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the audited Consolidated Financial Statements for further discussion.

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

The Company has four reporting units for which cash flows are determinable, however, only the CM-SS, CM-CCM and IC-SS reporting units had goodwill as of October 31, 2021.

In applying the goodwill impairment test, the Company has the option to perform a qualitative test (also known as “Step 0”) or a quantitative test (“Step 1”). Under the Step 0 test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. If after assessing these qualitative factors, the Company determines it is not “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing the Step 1 quantitative test is not required.

Step 1 of the quantitative test requires comparison of the fair value of each of the reporting units to the respective carrying value. If the carrying value of the reporting unit is less than the fair value, no impairment exists. If the carrying amount of a reporting unit exceeded the estimated fair value, an impairment loss is generally recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Qualitative Assessment for Impairment—For the CM-CCM and IC-SS reporting units, the Company performed a qualitative assessment to determine whether it was more likely than not that the fair values of the reporting units were less than their carrying values. In performing this analysis, the Company considered various qualitative factors, including, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events.

Based on its qualitative assessments, management concluded that as of October 31, 2021, it was not more likely than not that the fair values of the CM-CCM and IC-SS reporting units were less than their carrying values. The goodwill balances of the CM-CCM and IC-SS reporting units as of December 31, 2021 were $253.1 million and $53.2 million, respectively.

Quantitative Assessment for Impairment—For the remaining reporting unit with goodwill, CM-SS, a quantitative assessment was completed. The analysis performed included estimating the fair value of the reporting unit using both the income and market approaches. The income approach requires management to estimate a number of factors, including projected future operating results, economic projections, anticipated future cash flows, discount rates and the allocation of shared or corporate items. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The Company weighted both the income and market approach equally to estimate the concluded fair value of the reporting unit.

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

As a result of the quantitative assessment for CM-SS, the estimated fair value exceeded the carrying value and no goodwill impairment charge was recorded for the year ended December 31, 2021. The goodwill balance of the CM-SS reporting unit as of December 31, 2021 was $103.7 million.

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

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds carrying amount, a “cushion”) or “failed” (the carrying amount exceeds fair value) the quantitative assessment. As of October 31, 2021, the CM-SS reporting unit's estimated fair value was far in excess of the carrying value.

The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates. Additionally, lower volumes, unfavorable regulatory developments or lower than expected growth or profitability of software solutions could have a significant impact on the fair values of the reporting units.

Other Long-Lived Assets

The Company evaluates the recoverability of other long-lived assets, including operating lease right-of-use assets (“ROU”), property, plant and equipment, software and definite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company assesses its asset groups for indicators of impairment on a recurring basis. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of one of its asset groups may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition. If the carrying value of an asset group exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset group’s carrying value over its fair value.

During the year ended December 31, 2021, the Company recorded non-cash impairment charges of $3.3 million associated with its other long-lived assets, primarily related to the demolition of an office building in the CM-CCM segment.

Pension and Other Postretirement Benefits Plans

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

The annual income and expense amounts relating to the pension plan are based on calculations which include various actuarial assumptions including mortality expectations, discount rates and expected long-term rates of return. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the audited Consolidated Balance Sheets, but are amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive income (loss). The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The weighted-average discount rate to determine the pension benefit obligation at December 31, 2021 was 2.9%.

A 1.0% change in the discount rates as of December 31, 2021 would increase/(decrease) the accumulated benefit obligation and projected benefit obligation:

	1.0%	1.0%
	Increase	Decrease
	(in millions)
Accumulated benefit obligation	$(31.2)	$37.6
Projected benefit obligation	$(31.2)	$37.6

The Company’s defined benefit plan has a risk management approach for its pension plan assets. The overall investment objective of this approach is to further reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation.

The expected long-term rate of return for the plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. In addition, the Company considered the impact of the current interest rate environment on the expected long-term rate of return for certain asset classes, particularly fixed income. The target asset allocation percentage for the pension plan was approximately 70% for fixed income investments and 30% for return seeking investments. The expected long-term rate of return on plan assets assumption used to calculate net pension plan income in 2021 was 6.0% for the Company’s pension plans. The expected long-term rate of return on plan assets assumption that will be used to calculate net pension plan income in 2022 is 4.75%.

A 0.25% change in the expected long-term rate of return on plan assets as of December 31, 2021 would increase/(decrease) pension plan income for the year ending December 31, 2022 as follows:

Year Ending December 31, 2022
(in millions)
0.25% increase	$0.6
0.25% decrease	$(0.6)

Accounting for Income Taxes

In the Company’s audited Consolidated Financial Statements, income tax expense and deferred tax balances have been calculated on a separate income tax return basis.

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

The Company has recorded deferred tax assets related to future deductible items, including domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded. As of December 31, 2021 and 2020, valuation allowances of $4.8 million and $7.5 million, respectively, were recorded in the Company’s audited Consolidated Balance Sheets. Refer to Note 9, Income Taxes, to the audited Consolidated Financial Statements for further detail on the accounting for income taxes.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s audited Consolidated Financial Statements are described in Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the audited Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to potential fluctuations in earnings, cash flows, and the fair value of certain assets and liabilities due to changes in interest rates and foreign currency exchange rates. The Company manages exposure to these market risks through regular operating and financial activities and, when deemed appropriate, through the use of derivative financial instruments for risk management purposes. As a result, the Company does not anticipate any material losses from these risks. The Company was not a party to any derivative financial instrument as of December 31, 2021 and 2020.

The Company discusses risk management in various places throughout this Annual Report on Form 10-K, including discussions concerning liquidity and capital resources.

Foreign Exchange Risk

While the substantial majority of the Company’s business is conducted within the U.S., approximately 14% of the Company’s net sales during the year ended December 31, 2021 were earned outside of the U.S. The Company has operations internationally that are denominated in foreign currencies, primarily the Hong Kong dollar, British Pound and Canadian dollar, exposing the Company to foreign currency exchange risk which may adversely impact financial results. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of the Company’s various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange spot and forward contracts to hedge the currency risk. The Company does not use derivative financial instruments for trading or speculative purposes.

For the year ended December 31, 2021, a hypothetical 10% strengthening of the U.S. dollar relative to multiple currencies would have resulted in a decrease in the Company’s earnings (loss) before income taxes of approximately $2.4 million. A hypothetical 10% strengthening of the U.S. dollar relative to multiple currencies as of December 31, 2021 would have resulted in a decrease in total assets of approximately $6.4 million.

Interest Rate Risk

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows.

A hypothetical 10% change in yield as of December 31, 2021 would change the fair value of the Term Loan A Facility by approximately $12.4 million, or 10.0%.

Credit Risk

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated due to the Company’s large, diverse customer base, dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10% of the Company’s net sales for the years ended December 31, 2021, 2020 and 2019. The Company maintains provisions for potential credit losses and such losses to date have normally been within the Company’s expectations. The Company evaluates the solvency of its customers on an ongoing basis to determine if additional allowance for expected losses needs to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.

Commodities

The primary raw materials used by the Company and its printing vendors are paper and ink. Price increases experienced by our vendors could be passed onto the Company. To reduce price risk caused by market fluctuations, the Company has incorporated price adjustment clauses in certain sales contracts. Management believes a hypothetical 10% change in the price of paper and other raw materials would not have a significant effect on the Company’s results of operations or cash flows, as some of these costs are generally passed through to its customers. However, such an increase could have an impact on the Company’s customers’ demand for printed products, and the Company is not able to quantify the impact of such potential change in demand on the Company’s results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is located beginning on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2021. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

(b)
Changes in internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the guidelines established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Donnelley Financial Solutions, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Donnelley Financial Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 22, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 22, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF DONNELLEY FINANCIAL SOLUTIONS, INC. AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 18, 2022 (the “2022 Proxy Statement”).

The Company has adopted a policy statement entitled Code of Ethics that applies to its chief executive officer and senior financial officers. In the event that an amendment to, or a waiver from, a provision of the Code of Ethics is made or granted, the Company intends to post such information on its web site, www.dfinsolutions.com. A copy of the Company’s Code of Ethics has been filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

EXECUTIVE OFFICERS OF DONNELLEY FINANCIAL SOLUTIONS, INC.

Name, Age and Position with the Company	Officer Since	Business Experience
Daniel N. Leib 55, Chief Executive Officer	2016

Served as RRD’s Executive Vice President and Chief Financial Officer from May 2011 to October 2016. Served as RRD’s Group Chief Financial Officer and Senior Vice President, Mergers and Acquisitions since August 2009 and Treasurer from June 2008 to February 2010 and as RRD’s Senior Vice President, Treasurer, Mergers and Acquisitions and Investor Relations since July 2007. Prior to this, from May 2004 to 2007, served in various capacities in financial management, corporate strategy and investor relations for RRD.

David A. Gardella 52, Chief Financial Officer	2016

Served as RRD’s Senior Vice President, Investor Relations & Mergers and Acquisitions from 2011 to October 2016. Served as RRD’s Vice President, Investor Relations from 2009 to 2011 and as RRD's Vice President, Corporate Finance from 2008 to 2009. From 1992 to 2004 and then from 2005 to 2008, served in various capacities in financial management and financial planning & analysis for RRD.

Jennifer B. Reiners 55, General Counsel	2016

Served as RRD’s Senior Vice President, Deputy General Counsel from 2008 to October 2016 and as Vice President, Deputy General Counsel from 2005 to 2008. Prior to this, served in various capacities in the RRD legal department from 1997 to 2008.

Kami S. Turner 47, Controller and Chief Accounting Officer	2016

Served as RRD’s Assistant Controller from December 2012 to October 2016. Prior to this, served as RRD's Vice President, External Reporting in 2012 and from 2009 to 2011 served in various capacities in finance at RRD.

Craig Clay 52, President Global Capital Markets	2021

Served as RRD's Executive Vice President, Capital Markets and Global Sourcing from 2007 to 2016. Prior to this, served as RRD's Senior Vice President of Global Capital Markets Sales and Service from 2005 to 2007, and from 1995 to 2005 served in various capacities in sales, pricing and finance for RRD.

Eric J. Johnson 54, President Global Investment Companies	2021

Served as RRD's Executive Vice President, Global Investment Markets from 2010 to 2016. Prior to this, served as RRD's Group Senior Vice President from 2006 to 2010, and from 1992 to 2006 served in various capacities in sales, pricing, financial management and financial planning and analysis for RRD.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the material under the captions “Compensation Discussion and Analysis,” “Human Resources Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation” of the 2022 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2022 Proxy Statement.

Equity Compensation Plan Information

Information as of December 31, 2021 concerning compensation plans under which DFIN’s equity securities are authorized for issuance was as follows:

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Restricted Stock Units, Warrants and Rights (in thousands) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (a) (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (b) (Excluding Securities Reflected in Column (1)) (in thousands) (3)
Equity compensation plans approved by security holders	2,951	$18.30	4,276

(a)
Restricted stock units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(b)
All of these shares are available for issuance under the Donnelley Financial Solutions Performance Incentive Plan. The Donnelley Financial Solutions Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 10,295,000 in the aggregate, of which 4,276,180 remain available for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the heading “Certain Transactions,” “The Board’s Committees and Their Functions” and “Corporate Governance—Independence of Directors” of the 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm” of the 2022 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1. Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Annual Report on Form 10-K.

(b)
Exhibits

The exhibits listed on the accompanying index (pages E-1 through E-4) are filed as part of this Annual Report on Form 10-K.

(c)
Financial Statement Schedules omitted

Certain schedules have been omitted because the required information is included in the audited Consolidated Financial Statements and Notes thereto or because they are not applicable or not required.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

ITEM 15(a). INDEX TO FINANCIAL STATEMENTS

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Statements of Operations

(in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net sales
Tech-enabled services	$519.5	$409.2	$364.7
Software solutions	270.0	200.2	189.3
Print and distribution	203.8	285.1	320.7
Total net sales	993.3	894.5	874.7
Cost of sales (a)
Tech-enabled services	162.3	176.1	183.0
Software solutions	105.3	93.9	101.8
Print and distribution	145.5	226.0	257.6
Total cost of sales	413.1	496.0	542.4
Selling, general and administrative expenses (a)	307.7	264.8	205.8
Depreciation and amortization	40.3	50.9	49.6
Restructuring, impairment and other charges, net	13.6	79.2	13.6
Other operating income, net	(0.7)	—	(15.2)
Income from operations	219.3	3.6	78.5
Interest expense, net	26.6	22.8	38.1
Investment and other income, net	(5.1)	(1.7)	(11.7)
Earnings (loss) before income taxes	197.8	(17.5)	52.1
Income tax expense	51.9	8.4	14.5
Net earnings (loss)	$145.9	$(25.9)	$37.6

Net earnings (loss) per share:
Basic	$4.36	$(0.76)	$1.10
Diluted	$4.14	$(0.76)	$1.10
Weighted-average number of common shares outstanding:
Basic	33.5	33.9	34.1
Diluted	35.2	33.9	34.3

(a)
Exclusive of depreciation and amortization

See Notes to the audited Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Statements of Comprehensive Income (Loss)

(in millions)

	Year Ended December 31,
	2021	2020	2019
Net earnings (loss)	$145.9	$(25.9)	$37.6

Other comprehensive income (loss), net of tax:
Translation adjustments	(0.7)	0.5	3.0
Adjustment for net periodic pension and other postretirement benefits plans	3.2	3.3	(4.9)
Other comprehensive income (loss), net of tax	2.5	3.8	(1.9)
Comprehensive income (loss)	$148.4	$(22.1)	$35.7

See Notes to the audited Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Balance Sheets

(in millions, except per share data)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$54.5	$73.6
Receivables, less allowances for expected losses of $12.7 in 2021 (2020 - $10.5)	199.1	173.5
Inventories	5.6	4.9
Prepaid expenses and other current assets	17.9	9.7
Assets held for sale	2.6	5.5
Total current assets	279.7	267.2
Property, plant and equipment, net	18.7	12.0
Operating lease right-of-use assets	42.6	52.5
Software, net	63.7	51.2
Goodwill	410.0	409.9
Other intangible assets, net	8.7	9.8
Deferred income taxes, net	31.7	34.0
Other noncurrent assets	28.2	29.0
Total assets	$883.3	$865.6
LIABILITIES
Accounts payable	$36.3	$54.2
Operating lease liabilities	17.9	19.7
Accrued liabilities	207.2	164.6
Total current liabilities	261.4	238.5
Long-term debt	124.0	230.5
Deferred compensation liabilities	19.8	20.8
Pension and other postretirement benefits plan liabilities	40.6	51.0
Noncurrent operating lease liabilities	39.4	51.0
Other noncurrent liabilities	21.1	26.0
Total liabilities	506.3	617.8
Commitments and Contingencies (Note 8)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and Outstanding: 35.9 shares and 33.0 shares in 2021 (2020 - 34.9 shares and 33.3 shares)	0.4	0.3
Treasury stock, at cost: 2.9 shares in 2021 (2020 - 1.6 shares)	(57.1)	(16.0)
Additional paid-in capital	260.6	238.8
Retained earnings	251.4	105.5
Accumulated other comprehensive loss	(78.3)	(80.8)
Total equity	377.0	247.8
Total liabilities and equity	$883.3	$865.6

See Notes to the audited Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net earnings (loss)	$145.9	$(25.9)	$37.6
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	40.3	50.9	49.6
Provision for expected losses on accounts receivable	2.8	3.8	3.2
Impairment charges	9.2	60.6	3.0
Share-based compensation	19.5	13.6	8.9
Non-cash loss (gain) on debt extinguishments	2.6	(2.3)	4.1
Deferred income taxes	(0.3)	(26.4)	2.5
Net pension plan (income) expense	(4.2)	(2.0)	1.8
Gain on equity investments, net	(0.4)	—	(13.6)
Net gain on sale of building, machinery and equipment	(0.7)	—	(19.2)
Net loss on disposition of Language Solutions business	—	—	4.0
Amortization of right-of-use assets	17.3	23.3	22.1
Other	1.9	1.1	3.1
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(28.8)	(14.8)	8.7
Inventories	(0.8)	6.2	1.0
Prepaid expenses and other current assets	(5.4)	2.2	2.6
Accounts payable	(19.8)	(4.4)	(13.6)
Income taxes payable and receivable	(13.5)	12.3	(13.0)
Accrued liabilities and other	36.6	79.3	(13.5)
Operating lease liabilities	(20.8)	(22.2)	(23.8)
Pension and other postretirement benefits plan contributions	(1.4)	(1.1)	(1.0)
Net cash provided by operating activities	180.0	154.2	54.5
INVESTING ACTIVITIES
Capital expenditures	(42.3)	(31.1)	(44.8)
Proceeds from sale of building, machinery and equipment	0.9	—	30.6
Acquisitions, net of cash acquired	(3.6)	—	(4.5)
Purchase of investments	—	(1.2)	(2.3)
Proceeds from sale of investment	—	12.8	12.8
Payments for disposition of Language Solutions business	—	—	(4.0)
Other investing activities	—	(0.3)	—
Net cash used in investing activities	(45.0)	(19.8)	(12.2)
FINANCING ACTIVITIES
Revolving facility borrowings	278.0	369.0	515.5
Payments on revolving facility borrowings	(278.0)	(369.0)	(515.5)
Proceeds from issuance of long-term debt	200.0	—	—
Payments on long-term debt	(312.8)	(63.8)	(72.5)
Debt issuance costs	(2.8)	—	(0.2)
Treasury share repurchases	(40.9)	(11.8)	(1.8)
Proceeds from exercise of stock options	2.3	—	—
Finance lease payments	(0.8)	—	—
Other financing activities	0.1	(1.9)	—
Net cash used in financing activities	(154.9)	(77.5)	(74.5)
Effect of exchange rate on cash and cash equivalents	0.8	(0.5)	2.1
Net (decrease) increase in cash and cash equivalents	(19.1)	56.4	(30.1)
Cash and cash equivalents at beginning of year	73.6	17.2	47.3
Cash and cash equivalents at end of period	$54.5	$73.6	$17.2
Supplemental cash flow information:
Income taxes paid (net of refunds)	$65.0	$21.7	$25.0
Interest paid	$21.8	$24.5	$31.9
Non-cash investing activities:
Other investing activities	$—	$0.7	$—
Conversion of note receivable to equity of investee	$—	$(1.0)	$—

See Notes to the audited Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Statements of Equity

(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	34.2	$0.3	0.1	$(2.4)	$216.5	$94.3	$(82.7)	$226.0
Net earnings	—	—	—	—	—	37.6	—	37.6
Other comprehensive loss	—	—	—	—	—	—	(1.9)	(1.9)
Share-based compensation	—	—	—	—	8.9	—	—	8.9
Issuance of share-based awards, net of withholdings and other	0.3	—	0.2	(1.8)	(0.2)	—	—	(2.0)
Balance at December 31, 2019	34.5	$0.3	0.3	$(4.2)	$225.2	$131.9	$(84.6)	$268.6
Net loss	—	—	—	—	—	(25.9)	—	(25.9)
Other comprehensive income	—	—	—	—	—	—	3.8	3.8
Adoption of ASU 2016-13	—	—	—	—	—	(0.5)	—	(0.5)
Share-based compensation	—	—	—	—	13.6	—	—	13.6
Common stock repurchases	—	—	1.1	(10.3)	—	—	—	(10.3)
Issuance of share-based awards, net of withholdings and other	0.4	—	0.2	(1.5)	—	—	—	(1.5)
Balance at December 31, 2020	34.9	$0.3	1.6	$(16.0)	$238.8	$105.5	$(80.8)	$247.8
Net earnings	—	—	—	—	—	145.9	—	145.9
Other comprehensive income	—	—	—	—	—	—	2.5	2.5
Share-based compensation	—	—	—	—	19.5	—	—	19.5
Common stock repurchases	—	—	1.0	(32.4)	—	—	—	(32.4)
Issuance of share-based awards, net of withholdings and other	1.0	0.1	0.3	(8.7)	2.3	—	—	(6.3)
Balance at December 31, 2021	35.9	$0.4	2.9	$(57.1)	$260.6	$251.4	$(78.3)	$377.0

See Notes to the audited Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 1. Overview, Basis of Presentation and Significant Accounting Policies

Description of Business

Donnelley Financial Solutions, Inc. and subsidiaries (“DFIN” or the “Company”) is a leading global risk and compliance solutions company. The Company provides regulatory filing and deal solutions via its software, technology-enabled services and print and distribution solutions to public and private companies, mutual funds and other regulated investment firms, to serve its clients' regulatory and compliance needs. DFIN helps its clients comply with applicable regulations where and how they want to work in a digital world, providing numerous solutions tailored to each client’s precise needs. The prevailing trend is toward clients choosing to utilize the Company’s software solutions, in conjunction with its tech-enabled services, to meet their document and filing needs, while at the same time shifting away from physical print and distribution of documents, except for cases where it is still regulatorily required or requested by stockholders.

The Company serves its clients’ regulatory and compliance needs throughout their respective life cycles. For its capital markets clients, the Company offers solutions that allow public companies to comply with applicable U.S. Securities and Exchange Commission (“SEC”) regulations including filing agent services, digital document creation and online content management tools that support their corporate financial transactions and regulatory reporting; solutions to facilitate clients’ communications with their stockholders; and virtual data rooms and other deal management solutions. For investment companies, including mutual fund, insurance-investment and alternative investment companies, the Company provides solutions for creating, compiling and filing regulatory communications as well as solutions for investors designed to improve the access to and accuracy of their investment information.

Segments

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Fair Value Measurements—Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company records the fair value of its pension plan assets on a recurring basis. See Note 7, Retirement Plans, for the fair value of the Company’s pension plan assets as of December 31, 2021.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. Assets measured at fair value on a nonrecurring basis include long-lived assets held and used, long-lived assets held for sale, goodwill and other intangible assets. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values. The three-tier fair value hierarchy, which prioritizes valuation methodologies based on the reliability of the inputs, is as follows:

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

Revenue Recognition — The Company manages highly-customized data and materials to enable filings on behalf of its customers with the SEC related to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Securities Act of 1933, as amended (the “Securities Act”) and the Investment Company Act of 1940, as amended (the "Investment Company Act") as well as performs eXtensible Business Reporting Language (“XBRL”) and other services. Clients are provided with SEC Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) filing services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among other services. The Company also manages virtual data rooms and provides digital document creation, online content management and print and distribution solutions to public and private companies, mutual funds and other regulated investment firms to serve their regulatory and compliance needs.

The Company separately reports its net sales and related cost of sales for its software solutions, tech-enabled services and print and distribution offerings. The Company’s software solutions offerings include the Venue® Virtual Data Room (“Venue”), the Arc Suite software platform ("Arc Suite"), ActiveDisclosure®, eBrevia, and data and analytics, among others. The Company’s tech-enabled services offerings consist of document composition, compliance-related EDGAR filing services and transaction solutions. The Company’s print and distribution offerings primarily consist of conventional and digital printed products and related shipping. Refer to Note 2, Revenue, for a discussion of the Company’s revenue recognition.

Cash and cash equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term securities consist of investment grade instruments of governments, financial institutions and corporations.

Receivables — Receivables are stated net of expected losses and primarily include trade receivables as well as miscellaneous receivables from suppliers. The Company’s credit loss reserves primarily relate to trade receivables, unbilled receivables and contract assets. The Company established the provision at differing rates, which are region or country-specific, and are based upon the age of the trade receivable, the Company’s historical collection experience in each region or country and lines of business, where appropriate. Provisions for unbilled receivables and contract assets are established based on rates which management believes to be appropriate considering its historical experience. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. No single customer comprised more than 10% of net sales for the years ended December 31, 2021, 2020 or 2019.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Allowance for Expected Losses — Transactions affecting the current expected credit loss ("CECL") reserve and the allowance for doubtful accounts for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Balance, beginning of year	$10.5	$7.7	$7.9
Adoption of ASU 2016-13 (a)	—	0.5	—
Provisions charged to expense	2.8	3.8	3.2
Write-offs, reclassifications and other	(0.6)	(1.5)	(3.4)
Balance, end of year (b)	$12.7	$10.5	$7.7

__________

(a)
On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, and recorded a $0.5 million cumulative-effect adjustment to retained earnings.
(b)
As of December 31, 2021, the CECL reserve balance is comprised of a $12.0 million provision for accounts receivable and a $0.7 million provision for unbilled receivables and contract assets, all of which are included in receivables, net on the audited Consolidated Balance Sheets. As of December 31, 2020, the CECL reserve balance is comprised of a $10.1 million provision for accounts receivable and a $0.4 million provision for unbilled receivables and contract assets, all of which are included in receivables, net on the audited Consolidated Balance Sheets. As of December 31, 2019, prior to the adoption of ASU 2016-13, the reserve balance was comprised of a $7.7 million allowance for doubtful accounts.

Inventories — Inventories include material, labor and factory overhead and are stated at the lower of cost or market, net of excess and obsolescence reserves for raw materials. Provisions for excess and obsolete inventories are made at differing rates, utilizing historical data and current economic trends, based upon the age and type of the inventory or based on specific identification of inventories that will not be utilized in production or sold. Inventory is valued using the First-In, First-Out (“FIFO”) method.

The components of the Company’s inventories at December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Raw materials and manufacturing supplies	$2.8	$2.5
Work in process	2.8	2.4
Total	$5.6	$4.9

Prepaid Expenses — Prepaid expenses as of December 31, 2021 and 2020 were $11.0 million and $7.2 million, respectively.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The components of the Company’s property, plant and equipment at December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Land	$0.3	$0.3
Buildings	20.8	24.1
Machinery and equipment	68.5	98.4
	89.6	122.8
Less: Accumulated depreciation	(70.9)	(110.8)
Total	$18.7	$12.0

During the year ended December 31, 2021, as a result of the completion of certain restructuring activities, as further described in Note 6, Restructuring, Impairment and Other Charges, the Company wrote off certain fully depreciated buildings, machinery and equipment as well as associated accumulated depreciation. During the years ended December 31, 2021, 2020 and 2019 depreciation expense was $6.4 million, $8.1 million and $7.7 million, respectively.

On September 27, 2019, the Company entered into a sale-leaseback agreement in which it sold a building and land at fair market value for proceeds of $30.6 million, and entered into an operating lease of the property through September 2029 with the option to terminate after three years. The Company recorded a net gain of $19.2 million on the sale of the property for the year ended December 31, 2019, which is reflected in other operating income, net in the audited Consolidated Statements of Operations and is included within the IC-CCM segment.

Assets Held for Sale —As of December 31, 2021 and 2020, the Company had land and land with an office building held for sale with a carrying value of $2.6 million and $5.5 million, respectively. On August 20, 2021, the Company entered into an agreement to sell the land for $12.9 million, which includes consideration for the Company completing the demolition of an office building located on the property. The closing of this transaction is subject to a due diligence period, a period to obtain needed entitlements and customary closing conditions and there is no assurance that this sale will be completed. As a result of the demolition of the building, the Company recorded a non-cash impairment charge of $2.8 million for the remaining carrying value of the building during the year ended December 31, 2021. The impairment charge was recorded in restructuring, impairment and other charges, net in the audited Consolidated Statement of Operations in the CM-CCM segment.

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

Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software, excluding amortization expense related to other intangible assets, was $32.8 million, $30.4 million and $27.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Investments —The carrying value of the Company’s investments in equity securities was $8.0 million and $13.4 million as of December 31, 2021 and 2020, respectively. The Company measures its equity securities that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following table summarizes realized and unrealized gains on equity securities recorded in investment and other income, net in the audited Consolidated Statement of Operations for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Net gain on equity securities	$0.4	$—	$13.6
Less: net gain recognized on equity securities sold	—	—	(6.8)
Unrealized net gain recognized on equity securities still held at the reporting date	$0.4	$—	$6.8

The Company performs an assessment on a quarterly basis to assess whether triggering events for impairment exist and to identify any observable price changes. In the fourth quarter of 2021, the Company recorded a non-cash impairment charge of $5.9 million related to an investment in equity securities. The remaining carrying value of the investment as of December 31, 2021 was $5.1 million. Future changes in the estimated fair value could result in further impairment charges. During the year ended December 31, 2021, the Company recorded a net unrealized gain of $0.4 million resulting from observable price changes in orderly transactions for the identical or similar investments. In the fourth quarter of 2019, the Company recorded a non-cash impairment charge of $2.0 million to impair the entire balance of an investment in equity securities. These non-cash impairment charges are included in restructuring, impairment and other charges, net in the audited Consolidated Statements of Operations.

During the year ended December 31, 2019, the Company sold 50% of its holdings of an investment and received proceeds of $12.8 million. The Company remeasured its remaining investment in the security and recorded an unrecognized gain of $6.8 million. In the second quarter of 2020, the Company sold the remaining 50% of its investment and received proceeds of $12.8 million, which approximated the carrying value of the investment.

Goodwill and Other Intangible Assets — Goodwill is either assigned to a specific reporting unit or, in certain circumstances, allocated between reporting units based on the relative fair value of each reporting unit.

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

For the years ended December 31, 2021 and 2020, each of the reporting units with goodwill was reviewed for impairment using either a qualitative or a quantitative assessment. For reporting units where the Company utilized a qualitative method, the Company considered various factors, as described above, and concluded that it is more likely than not that the fair value of the reporting unit is greater than its carrying value and therefore there is no impairment. For reporting units where the Company utilized a quantitative method, the Company compared each reporting unit’s fair value, estimated based on comparable company market valuations and expected future discounted cash flows to be generated by the reporting unit, to its carrying amount. If the carrying amount exceeded the reporting unit’s fair value, the Company recognized an impairment loss for the amount by which the carrying amount exceeded the fair value. The quantitative assessment as of October 31, 2021 resulted in no impairment. The quantitative assessment of goodwill impairment as of October 31, 2020, resulted in a $40.6 million impairment of goodwill for the IC-CCM reporting unit. No other reporting units were impaired. See Note 6, Restructuring, Impairment and Other Charges, for further discussion of the impairment.

Other long-lived intangible assets are recognized separately from goodwill and are amortized on a straight-line basis over their estimated useful lives. See Note 4, Goodwill and Other Intangible Assets, for further discussion of other intangible assets and the related amortization expense.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

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

Pension and Other Post-Retirement Benefit Plans — DFIN engages outside actuaries to assist in the determination of the obligations and costs under these plans, which were frozen to new participants effective December 31, 2011. The annual income and expense amounts relating to the pension and other postretirement benefit plans are based on calculations which include various actuarial assumptions including mortality expectations, discount rates and expected long-term rates of return. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effects of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into operating earnings over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. Refer to Note 7, Retirement Plans, for further discussion.

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

The Company maintains an income taxes payable or receivable account in each jurisdiction. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense.

The Company is regularly audited by foreign and domestic tax authorities. These audits occasionally result in proposed assessments where the ultimate resolution might result in the Company owing additional taxes, including in some cases, penalties and interest. The Company recognizes a tax position in its financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s audited Consolidated Financial Statements. The Company adjusts such reserves upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon effective settlement or upon the expiration of the statute of limitations, in the period in which such event occurs. See Note 9, Income Taxes, for further discussion.

Commitments and Contingencies — The Company is subject to lawsuits, investigations and other claims and can be involved in various legal, regulatory and arbitration proceedings concerning matters arising in the ordinary course of business, including those noted in Note 8, Commitments and Contingencies. The Company routinely reviews the status of each significant matter and assesses the potential financial exposure. A liability is recorded when it is probable that a loss has been incurred and the amount can be reasonably estimated. When there is a range of possible losses with equal likelihood, a liability is recorded based on the low end of such range. Because of uncertainties related to these and other matters, accruals are based on the best information available at the time. The amount of such reserves may change in the future due to new developments or changes in approach, such as a change in settlement strategy. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from the amounts accrued in the Company’s audited Consolidated Financial Statements.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Restructuring — The Company records restructuring charges associated with management-approved restructuring plans, which could include the elimination of job functions, closure or relocation of facilities, reorganization of operations, changes in management structure, workforce reductions or other actions. Restructuring charges may include ongoing and enhanced termination benefits related to employee separations, contract termination costs, and other related costs associated with exit or disposal activities. Severance benefits are provided to employees primarily under the Company’s ongoing benefit arrangements. These severance costs are accrued once management commits to a plan of termination and it becomes probable that employees will be separated and entitled to benefits at amounts that can be reasonably estimated. In some instances, the Company enhances its ongoing termination benefits with one-time termination benefits and employee severance costs to be incurred in relation to these restructuring activities are recognized when employees are notified of their enhanced termination benefits. See Note 6, Restructuring, Impairment and Other Charges, for further discussion.

Accrued Liabilities — The components of the Company’s accrued liabilities at December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Accrued sales commissions	$66.5	$39.0
Accrued incentive compensation	61.2	39.7
Customer-related liabilities	36.8	23.4
Other employee-related liabilities	23.8	19.7
Other	18.9	42.8
Accrued liabilities	$207.2	$164.6

Other employee-related liabilities consists primarily of employee benefit and payroll accruals. Customer-related liabilities consists primarily of deferred revenue, progress billings and volume discount accruals. Other accrued liabilities includes miscellaneous operating accruals, restructuring liabilities, interest liabilities and other tax liabilities.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which modifies ASC 740, Income Taxes, to simplify the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted the standard prospectively on January 1, 2021. The adoption of this standard did not have a material impact on the Company's audited Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08"), which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers ("Topic 606"), as if it had originated the contracts, rather than at fair value. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Adoption of this standard is not expected to have a material impact on the Company's audited Consolidated Financial Statements.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 2. Revenue

Revenue Recognition

As further described in Note 1, Overview, Basis of Presentation and Significant Accounting Policies, the Company manages highly-customized data and materials to enable filings with the SEC on behalf of its customers as well as performs XBRL and other services. Clients are provided with EDGAR filing services, XBRL compliance services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among other services. The Company provides software solutions to public and private companies, mutual funds and other regulated investment firms to serve their regulatory and compliance needs, including Venue, Arc Suite, ActiveDisclosure and data and analytics, among others, and provides digital document creation, online content management and print and distribution solutions.

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

•
The Company’s software solutions, including Venue, Arc Suite, ActiveDisclosure, data and analytics and others, are generally provided on a subscription basis and allow customers access to use software over the contract period. As a result, software solutions revenue is predominantly recognized over time as the customer receives the benefit throughout the contract period. The timing of invoicing varies, however, the customer may be invoiced before the end of the contract period, resulting in a deferred revenue balance.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

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

Certain revenues earned by the Company require significant judgment to determine if revenue should be recorded gross, as a principal, or net of related costs, as an agent. Billings for shipping and handling costs as well as certain postage costs, and out-of-pocket expenses are recorded gross. Revenue is not recognized for customer-supplied postage. The Company’s printing operations process paper that may be supplied directly by customers or may be purchased by the Company from third parties and sold to customers. Revenue is not recognized for customer-supplied paper; however, revenues for Company-supplied paper are recognized on a gross basis. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to authorities. In accordance with the practical expedient within ASC Topic 606, the Company expenses incremental costs to obtain the contract, primarily commissions, as incurred when the amortization period of the asset is one year or less. Sales commissions associated with multi-year contracts beyond the initial year are subject to an employee service requirement and are not capitalized as they are not considered incremental costs to obtain a contract.

Disaggregation of Revenue

The following table disaggregates revenue between tech-enabled services, software solutions and print and distribution by reportable segment for the years ended December 31, 2021, 2020 and 2019:

	2021				2020				2019
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$181.0	$—	$181.0	$—	$133.2	$—	$133.2	$—	$126.7	$—	$126.7
Capital Markets - Compliance and Communications Management	443.1	—	118.4	561.5	314.4	—	109.6	424.0	269.0	—	120.7	389.7
Investment Companies - Software Solutions	—	89.0	—	89.0	—	67.0	—	67.0	—	62.6	—	62.6
Investment Companies - Compliance and Communications Management	76.4	—	85.4	161.8	94.8	—	175.5	270.3	95.7	—	200.0	295.7
Total net sales	$519.5	$270.0	$203.8	$993.3	$409.2	$200.2	$285.1	$894.5	$364.7	$189.3	$320.7	$874.7

Unbilled Receivables and Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in unbilled receivables, contract assets or contract liabilities. Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists and therefore invoicing has not yet occurred. The Company generally estimates contract assets based on historical selling price adjusted for its current experience and expected resolutions of the variable consideration of the completed performance obligation. When the Company's contracts contain variable consideration, the variable consideration is recognized only to the extent that it is probable that a significant revenue reversal will not occur in a future period. As a result, the estimated revenue and contract assets may be constrained until the uncertainty associated with the variable consideration is resolved, which generally occurs in less than one year. Contract assets were $24.9 million and $18.5 million at December 31, 2021 and 2020, respectively. Generally, the contract asset balance is impacted by the recognition of additional revenue, amounts invoiced to customers and changes in the level of constraint applied to variable consideration. Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price and management’s assessment of realizable selling price. Unbilled receivables were $46.7 million and $39.1 million at December 31, 2021 and 2020, respectively. Unbilled receivables and contract assets are included in accounts receivable on the audited Consolidated Balance Sheets.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the year ended December 31, 2021, amounts recognized as revenue exceeded the estimates for performance obligations satisfied as of December 31, 2020 by approximately $29.5 million, primarily due to changes in the Company's estimated variable consideration and the application of the constraint.

Substantially all of the Company's contracts with significant remaining performance obligations have an initial expected duration of one year or less. As of December 31, 2021, the future estimated revenue related to unsatisfied or partially satisfied performance obligations under contracts with an original contractual term in excess of one year was approximately $93 million, of which approximately 43% is expected to be recognized as revenue over the succeeding twelve months, and the remainder recognized thereafter.

Contract liabilities consist of deferred revenue and progress billings which are included in accrued liabilities on the audited Consolidated Balance Sheets. During the year ended December 31, 2021, the Company recognized $20.4 million of revenue that was included in the deferred revenue balance as of January 1, 2021. Changes in contract liabilities were as follows:

Balance at January 1, 2021	$21.7
Deferral of revenue	138.5
Revenue recognized	(124.2)
Balance at December 31, 2021	$36.0

Balance at January 1, 2020	$13.1
Deferral of revenue	56.0
Revenue recognized	(47.4)
Balance at December 31, 2020	$21.7

Note 3. Acquisitions and Dispositions

Acquisitions

On December 13, 2021, the Company completed the acquisition of Guardum, a leading data security and privacy software provider that helps companies locate, secure and control data. The acquisition enhances the Company's Venue offering. By safeguarding privacy and improving data accuracy, Guardum's data security is a competitive differentiator. Prior to the acquisition, the Company held a 33.0% investment in Guardum. The purchase price for the remaining equity of Guardum was $3.6 million, net of cash acquired of $0.1 million. As substantially all of the fair value of the assets acquired was concentrated in the software, the acquisition was accounted for as an asset acquisition and is included within the CM-SS operating segment.

On December 18, 2018, the Company acquired eBrevia, Inc. (“eBrevia”), a leading provider of artificial intelligence-based data extraction and contract analytics software solutions. The Company previously held a 12.8% investment in eBrevia prior to the acquisition. The purchase price for the remaining equity of eBrevia, which includes the Company’s estimate of contingent consideration, was $23.3 million, net of cash acquired of $0.2 million. During the year ended December 31, 2019, the Company paid $4.5 million related to the acquisition of eBrevia. An additional $1.9 million of the purchase price, which was held in the event of potential claims, was paid during the year ended December 31, 2020. The eBrevia acquisition was recorded by allocating the cost of the acquisition to the assets acquired, including other intangible assets, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill. The operations of eBrevia are included within the CM-SS operating segment.

Disposition

On July 22, 2018, the Company sold its Language Solutions business, which helped companies adapt their business content into different languages for specific countries, markets and regions, for net proceeds of $77.5 million in cash, all of which was received as of December 31, 2018, resulting in a gain of $53.8 million. During the year ended December 31, 2019, the Company recognized a $4.0 million loss related to the disposition of the Language Solutions business which is reflected in other operating income, net in the audited Consolidated Statement of Operations.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 4. Goodwill and Other Intangible Assets

DFIN’s four operating segments are the same as its reporting units: CM-SS, CM-CCM, IC-SS and IC-CCM.

In the fourth quarter of 2021, the Company completed its annual goodwill impairment analysis and concluded that there was no goodwill impairment. In the fourth quarter of 2020, the Company completed its annual goodwill impairment analysis and recorded a non-cash impairment charge of $40.6 million to reflect a full impairment of goodwill within the IC-CCM reporting unit. Refer to Note 6, Restructuring, Impairment and Other Charges for further discussion.

The balances of goodwill by reporting unit are presented below:

	Gross book value at March 31, 2020 (a)	Accumulated impairment charges at December 31, 2020	Foreign exchange and other adjustments	Net book value at December 31, 2020	Foreign exchange and other adjustments	Net book value at December 31, 2021
Capital Markets - Software Solutions	$103.6	$—	$0.1	$103.7	$—	$103.7
Capital Markets - Compliance and Communications Management	252.5	—	0.5	253.0	0.1	253.1
Investment Companies - Software Solutions	53.0	—	0.2	53.2	—	53.2
Investment Companies - Compliance and Communications Management	40.6	(40.6)	—	—	—	—
Total	$449.7	$(40.6)	$0.8	$409.9	$0.1	$410.0

(a)
As a result of a change in segmentation, which was effective in the first quarter of 2020, goodwill was reassigned to the Company's reporting units in the first quarter of 2020.

The components of other intangible assets at December 31, 2021, and 2020 were as follows:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships (useful life of 15 years)	$10.4	$(2.1)	$8.3	$10.4	$(1.4)	$9.0
Trade names (useful life of 5 years)	1.0	(0.6)	0.4	1.0	(0.4)	0.6
Software license (useful life of 3 years)	—	—	—	0.3	(0.1)	0.2
Total other intangible assets	$11.4	$(2.7)	$8.7	$11.7	$(1.9)	$9.8

Impairment of Other Intangible Assets—For the year ended December 31, 2019, the Company recognized impairment charges of $1.0 million related to customer relationship intangible assets in the Company’s CM-CCM and IC-SS reporting units.

Other Intangible Assets—Amortization expense for other intangible assets was $1.1 million, $12.4 million and $14.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The weighted-average remaining useful life for the unamortized intangible assets as of December 31, 2021 is approximately twelve years.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following table outlines the estimated annual amortization expense related to other intangible assets:

For the year ending December 31,	Amount
2022	$0.9
2023	0.9
2024	0.7
2025	0.7
2026	0.7
2027 and thereafter	4.8
Total	$8.7

Note 5. Leases

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract.

The Company has operating leases for certain service centers, office space, warehouses and equipment. Operating lease right-of-use ("ROU") assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. Operating lease expense is recognized on a straight-line basis over the expected lease term. The Company’s incremental borrowing rate is used in determining the present value of future payments at the commencement date of the lease. Balances related to operating leases are included in operating lease ROU assets, operating lease liabilities and noncurrent operating lease liabilities on the audited Consolidated Balance Sheets.

The Company has finance leases primarily related to certain IT equipment. For finance leases, the Company records interest expense on the lease liability based on the incremental borrowing rate and amortizes the ROU assets on a straight-line basis over the shorter of the lease term or the useful life of the ROU assets. Balances related to finance leases are included in property, plant and equipment, net, accrued liabilities and other noncurrent liabilities on the audited Consolidated Balance Sheets.

The Company's original lease terms generally range from one year to thirty-five years. The remaining terms of the Company’s leases range from less than a year to eight years. All real estate leases are recorded on the audited Consolidated Balance Sheets. Equipment and other non-real estate leases with an initial term of twelve months or less are not recorded on the audited Consolidated Balance Sheets. Lease agreements for some locations provide for rent escalations and renewal options. Lease terms include the option to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Certain real estate leases require payment for taxes, insurance and maintenance which are considered non-lease components. The Company accounts for real estate leases and the related fixed non-lease components together as a single component.

The Company has non-cancelable sublease rental arrangements which did not reduce the future maturities of the operating lease liabilities at December 31, 2021 and 2020. The Company’s future rental commitments for leases with subleases were approximately $17.3 million and $20.6 million for the years ended December 31, 2021 and 2020, respectively. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The components of lease expense for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Operating lease expense:
Operating lease expense	$19.2	$26.6	$26.2
Sublease income	(4.3)	(4.5)	(5.1)
Net operating lease expense	$14.9	$22.1	$21.1

Finance lease expense:
Amortization of ROU asset	$0.8	$—	$—
Interest on lease liability	0.1	—	—
Total finance lease expense	$0.9	$—	$—

The Company’s finance lease liabilities as of December 31, 2021 are presented within the Company’s audited Consolidated Balance Sheet as follows:

December 31, 2021
Property, plant and equipment, net	$7.5

Accrued liabilities	$1.6
Other noncurrent liabilities	5.9
Total	$7.5

Other information related to operating and finance leases for the years ended December 31, 2021, 2020 and 2019 and as of December 31, 2021 and 2020 was as follows:

	Year Ended December 31,
	2021	2020	2019
Supplemental cash flow information
Cash paid related to operating leases	$23.2	$25.5	$27.9
Cash paid related to finance leases	0.8	—	—

Non-cash disclosure:
Increase in operating lease liability due to new ROU assets	$4.2	$6.0	$9.9
Increase (decrease) in operating lease liability due to lease modifications and remeasurements	3.2	6.0	(7.9)
Increase in finance lease liabilities due to new ROU assets	8.3	—	—

	December 31,
	2021	2020
Weighted-average remaining lease term:
Operating leases	4.0 years	4.6 years
Finance leases	4.4 years	—
Weighted-average discount rate:
Operating leases	3.8%	4.1%
Finance leases	2.3%	—

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

As of December 31, 2021, future maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2022	$19.4	$1.8
2023	15.3	1.8
2024	12.4	1.8
2025	8.5	1.7
2026	3.5	0.9
2027 and thereafter	2.4	—
Total lease payments	61.5	8.0
Less: Interest	(4.2)	(0.5)
Present value of lease liabilities	$57.3	$7.5

During the years ended December 31, 2021 and 2020, the Company recorded impairment charges of $0.5 million and $18.2 million, respectively, on operating lease ROU assets, as further described in Note 6, Restructuring, Impairment and Other Charges. The Company also recorded charges of $2.2 million for acceleration of rent expense associated with abandoned leases during the year ended December 31, 2020. Acceleration of rent expense charges were recorded in either cost of sales or SG&A in the Company’s audited Consolidated Statement of Operations, depending on the nature of the property.

Note 6. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges recognized in Results of Operations

For the year ended December 31, 2021, the Company recorded the following net restructuring, impairment and other charges by segment:

	Employee Terminations	Other Restructuring Charges	Impairment Charges	Other Charges	Total
Year Ended December 31, 2021
Capital Markets - Software Solutions	$0.4	$—	$—	$—	$0.4
Capital Markets - Compliance and Communications Management	0.5	—	2.8	0.2	3.5
Investment Companies - Software Solutions	0.1	—	—	—	0.1
Investment Companies - Compliance and Communications Management	2.1	0.8	—	—	2.9
Corporate	0.3	—	6.4	—	6.7
Total	$3.4	$0.8	$9.2	$0.2	$13.6

For the year ended December 31, 2021, the Company recorded net restructuring charges of $3.4 million for employee termination costs for approximately 175 employees, substantially all of whom were terminated as of December 31, 2021. The restructuring actions were primarily the result of the implementation of SEC Rule 30e-3 and amendments to SEC Rule 498A.

For the year ended December 31, 2021, the Company recorded $9.2 million of impairment charges, primarily related to a partial impairment of an investment in equity securities and the demolition of an office building, as further described in Note 1, Overview, Basis of Presentation and Significant Accounting Policies.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the year ended December 31, 2020, the Company recorded the following net restructuring, impairment and other charges by segment:

	Employee Terminations	Impairment Charges	Other Charges	Total
Year Ended December 31, 2020
Capital Markets - Software Solutions	$1.0	$—	$—	$1.0
Capital Markets - Compliance and Communications Management	5.8	16.1	0.3	22.2
Investment Companies - Software Solutions	0.4	2.6	—	3.0
Investment Companies - Compliance and Communications Management	5.6	40.6	—	46.2
Corporate	2.8	1.3	2.7	6.8
Total	$15.6	$60.6	$3.0	$79.2

For the year ended December 31, 2020, the Company recorded net restructuring charges of $15.6 million for employee termination costs for approximately 470 employees, substantially all of whom were terminated as of December 31, 2020. The restructuring actions were the result of the implementation of SEC Rule 30e-3 and amendments to SEC Rule 498A, both of which significantly reduced print volumes beginning January 1, 2021, and the reorganization of certain capital markets operations and selling and administration functions.

As a result of the Company’s annual goodwill impairment test in the fourth quarter of 2020, the Company recorded a $40.6 million non-cash charge during the year ended December 31, 2020 to recognize the impairment of goodwill in the IC-CCM reporting unit. The goodwill impairment charge resulted from a reduction in the estimated fair value of the IC-CCM reporting unit due to lower expectations for future sales and profitability, primarily driven by an increase in the estimated shift of future revenues from IC-CCM to software solutions. The goodwill impairment charge was determined using Level 3 inputs, including a discounted cash flow analysis, comparable marketplace fair value data and management’s assumptions.

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

For the year ended December 31, 2020, the Company also incurred $3.0 million of other charges, primarily related to the realignment of the Company’s operating segments, which became effective in the first quarter of 2020.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the year ended December 31, 2019, the Company recorded the following net restructuring, impairment and other charges by segment:

	Employee Terminations	Impairment Charges	Other Charges	Total
Year Ended December 31, 2019
Capital Markets - Software Solutions	$1.4	$—	$—	$1.4
Capital Markets - Compliance and Communications Management (a)	5.0	0.8	0.2	6.0
Investment Companies - Software Solutions (a)	0.4	0.2	—	0.6
Investment Companies - Compliance and Communications Management	1.5	—	—	1.5
Corporate (b)	0.8	2.4	0.9	4.1
Total	$9.1	$3.4	$1.1	$13.6

(a)
See Note 4, Goodwill and Other Intangible Assets, for further discussion regarding other intangible assets impairment charges.
(b)
See Note 1, Overview, Basis of Presentation and Significant Accounting Policies, for further discussion regarding the impairment charges related to an equity investment.

For the year ended December 31, 2019, the Company recorded net restructuring charges of $9.1 million for employee termination costs for approximately 270 employees, substantially all of whom were terminated as of December 31, 2019. These charges primarily related to the reorganization of certain operations and certain administrative functions. During the year ended December 31, 2019, the Company also incurred $3.4 million of impairment charges, primarily related to an impairment of an equity investment, and $1.1 million of other charges. Upon adoption of ASU No. 2016-02, "Leases (Topic 842)" on January 1, 2019, the restructuring liabilities related to lease terminations of $1.1 million were recorded as a reduction to the related ROU assets.

Restructuring Reserve – Employee Terminations

The Company’s employee terminations liability is included in accrued liabilities in the Company’s audited Consolidated Balance Sheets. The other restructuring reserves as of December 31, 2021 and 2020 were not material.

Changes in the accrual for employee terminations during the year ended December 31, 2021, were as follows:

	December 31, 2020	Restructuring Charges	Cash Paid	December 31, 2021
Employee terminations	$8.5	$3.4	$(9.5)	$2.4

Changes in the accrual for employee terminations during the year ended December 31, 2020, were as follows:

	December 31, 2019	Restructuring Charges	Reversals	Cash Paid	December 31, 2020
Employee terminations	$1.9	$15.7	$(0.1)	$(9.0)	$8.5

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 7. Retirement Plans

Subsequent to the Separation (as defined below), certain pension plan liabilities and assets were transferred from RRD to the Company upon the legal split of those plans.

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

In 2019, the Company communicated to certain former employees the option to receive a lump-sum pension payment. Payments to certain participants who elected to receive a lump-sum pension payment were funded from existing pension plan assets and constituted a complete settlement of pension liabilities with respect to these participants. As a result, plan assets and plan liabilities were remeasured, resulting in a net actuarial loss of $6.4 million recorded within accumulated other comprehensive loss, and a $3.9 million non-cash pension settlement charge recorded within investment and other income, net during the year ended December 31, 2019.

The annual income and expense amounts relating to the pension plan are based on calculations, which include various actuarial assumptions including, mortality expectations, discount rates and expected long-term rates of return. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs, such as a settlement) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the audited Consolidated Balance Sheets, but are amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive loss. Total pension (income) expense was $(4.2) million, $(2.0) million and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, which is included within investment and other income, net in the audited Consolidated Statements of Operations.

During the year ended December 31, 2021, the Company used the Society of Actuaries Pri-2012 base rate mortality table and MP-2021 projection scale in the calculation of the Company’s U.S. pension plan obligations.

The Company made cash contributions of $1.2 million and $0.2 million to its pension and other postretirement benefits plans, respectively, during the year ended December 31, 2021. The Company expects to make cash contributions of approximately $1.8 million and $0.1 million to its pension and other postretirement benefits plans, respectively, in 2022.

The pension plan obligations are calculated using generally accepted actuarial methods and are measured as of December 31. Actuarial gains and losses for frozen plans are amortized using the corridor method over the average remaining expected life of plan participants.

The components of the estimated net pension plan (income) expense for DFIN’s pension plans for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Interest cost	$6.2	$8.8	$10.9
Expected return on assets	(14.2)	(13.9)	(14.8)
Amortization, net	3.8	3.1	1.8
Settlements	—	—	3.9
Net pension plan (income) expense	$(4.2)	$(2.0)	$1.8

Weighted-average assumption used to calculate net pension plan (income) expense:
Discount rate	2.6%	3.2%	3.3%
Expected return on plan assets	6.0%	6.0%	6.3%

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Reconciliation of funded status

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
Benefit obligation at beginning of year	$325.6	$311.3	$1.8	$1.6
Interest cost	6.2	8.7	—	0.1
Actuarial (gain) loss	(0.4)	24.9	—	0.1
Foreign currency translation loss	—	—	—	0.1
Benefits paid	(17.4)	(19.3)	(0.2)	(0.1)
Benefit obligation at end of year (a)	$314.0	$325.6	$1.6	$1.8

Fair value of plan assets at beginning of year	$274.9	$252.7	$—	$—
Actual return on assets	14.4	40.5	—	—
Employer contributions	1.2	1.0	0.2	0.1
Benefits paid	(17.4)	(19.3)	(0.2)	(0.1)
Fair value of plan assets at end of year	$273.1	$274.9	$—	$—
Under funded status at end of year	$(40.9)	$(50.7)	$(1.6)	$(1.8)

___________

(a)
As the Company’s defined benefit plan is frozen and participants do not earn additional service benefits, the projected benefit obligation and accumulated benefit obligation are the same.

The decrease in benefit obligation during the year ended December 31, 2021 was primarily due to benefits paid during the year ended December 31, 2021, partially offset by interest costs.

The accumulated benefit obligation for all defined benefit pension and other postretirement benefits plans was $315.6 million and $327.4 million at December 31, 2021 and 2020, respectively.

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2021	2020	2021	2020
Accrued benefit cost (included in accrued liabilities)	$(1.8)	$(1.4)	$(0.1)	$(0.1)
Pension and other postretirement benefits plans liabilities	(39.1)	(49.3)	(1.5)	(1.7)
Net liabilities recognized in the Consolidated Balance Sheets	$(40.9)	$(50.7)	$(1.6)	$(1.8)

The amounts included in accumulated other comprehensive loss in the audited Consolidated Balance Sheets, excluding tax effects, that have not been recognized as components of net periodic benefit cost at December 31, 2021 and 2020 were as follows:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2021	2020	2021	2020
Accumulated other comprehensive loss:
Net actuarial loss	$(87.6)	$(91.9)	$(0.6)	$(0.6)

The pre-tax amounts recognized in other comprehensive income (loss) during the years ended December 31, 2021, 2020 and 2019 were as follows:

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Amortization of:
Net actuarial loss	$3.7	$3.1	$1.8	$0.1	$—	$—
Amounts arising during the period:
Settlements	—	—	3.9	—	—	—
Net actuarial gain (loss)	0.6	1.7	(11.8)	—	(0.2)	(0.6)
Total	$4.3	$4.8	$(6.1)	$0.1	$(0.2)	$(0.6)

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Actuarial gains and losses in excess of 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets were recognized as a component of net pension plan (income) expense over the average remaining service period of the plan’s active employees. As a result of the plan being frozen, the actuarial gains and losses are recognized as a component of net pension plan (income) expense over the average remaining expected life of plan participants.

The weighted average assumptions used to determine the benefit obligation at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2021	2020	2021	2020
Discount rate	2.9%	2.6%	2.7%	2.2%
Interest crediting rate	2.4%	1.9%	N/A	N/A

Benefit payments are expected to be paid as follows:

	Pension Benefits	Other Postretirement Benefits
2022	$18.2	$0.1
2023	18.4	0.1
2024	19.0	0.1
2025	18.5	0.1
2026	19.3	0.1
2027-2031	89.3	0.5

Plan Assets

The Company’s U.S. pension plans are frozen and the Company has a risk management approach for its U.S. pension plan assets. The overall investment objective of this approach is to reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation. The expected long-term rate of return for plan assets is based upon many factors including asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocation percentage as of December 31, 2021, for the primary U.S. pension plan was approximately 70% for fixed income investments and approximately 30% for return seeking investments.

The fair values of the Company’s pension plan assets at December 31, 2021 and 2020, by asset category were as follows:

	December 31, 2021
Asset Category	Total	Level 1	Level 2
Cash and cash equivalents	$2.8	$1.5	$1.3
Fixed Income	25.6	—	25.6
Assets measured at NAV	244.7	—	—
Total	$273.1	$1.5	$26.9

	December 31, 2020
Asset Category	Total	Level 1	Level 2
Cash and cash equivalents	$3.3	$0.6	$2.7
Real estate funds	10.2	—	10.2
Fixed Income	23.8	—	23.8
Assets measured at NAV	237.6	—	—
Total	$274.9	$0.6	$36.7

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2021 and 2020:

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

Fixed Income— Fixed income securities are primarily in a diversified portfolio of long duration governmental instruments. They are primarily valued using a market approach, using matrix pricing and considering a security’s relationship to other securities for which quoted prices in an active market may be available. Inputs used in developing fair value estimates include reported trades, broker quotes, benchmarks, and spreads. As the value of these assets was determined based on observable inputs obtained by third parties, the Company classified these assets as Level 2.

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

Employer 401(k) Savings Plan — For the benefit of most of its U.S. employees, the Company maintains a defined contribution retirement savings plan ("401(k)") that is intended to be qualified under Section 401(a) of the Internal Revenue Code. Under this plan, employees may contribute a percentage of eligible compensation on both a before-tax and after-tax basis. The Company provided a 401(k) discretionary match to participants in 2021 and 2020, payable to participants' accounts in the first quarter of 2022 and 2021, respectively. The total expense attributable to the match was $17.3 million and $5.3 million for the years ended December 31, 2021 and 2020, respectively. The Company did not provide a 401(k) discretionary match to participants for the year ended December 31, 2019.

Note 8. Commitments and Contingencies

As of December 31, 2021, the Company had noncancelable contractual commitments of approximately $73 million for outsourced services and other miscellaneous obligations, primarily relating to information technology, professional, maintenance and other services.

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

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Multiemployer Pension Plans Obligation

On October 1, 2016, DFIN became an independent publicly traded company through the distribution by R.R. Donnelley & Sons Company (“RRD”) of shares of DFIN common stock to RRD stockholders (the “Separation”). On October 1, 2016, RRD also completed the separation of LSC Communications, Inc. (“LSC”), its publishing and retail-centric print services and office products business.

On April 13, 2020, LSC announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code (“LSC Chapter 11 Filing”). In the second quarter of 2020, the Company became aware that, subsequent to the LSC Chapter 11 Filing, LSC failed to make certain required monthly and quarterly withdrawal liability payments to multiemployer pension plans ("MEPP") from which RRD had withdrawn prior to the Separation. Responsibility for certain pre-Separation withdrawal liability obligations, resulting in such monthly and quarterly payment obligations (the “LSC MEPP Liabilities”), had been assigned to LSC pursuant to the September 14, 2016 Separation and Distribution Agreement among the Company, RRD and LSC (the “Separation Agreement”), however, the Company and RRD remained jointly and severally liable for the LSC MEPP Liabilities pursuant to laws and regulations governing multiemployer pension plans. The Company believes the total undiscounted LSC MEPP Liabilities for which LSC was responsible at the time of the LSC Chapter 11 Filing were approximately $103 million (or approximately $57 million on a discounted basis, assuming a blended discount rate of approximately 10%) and were payable over approximately a 15-year period (through 2034), with annual payments ranging from $1.6 million to $8.5 million at the time.

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

The Company is required to record a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. In 2020, the Company recorded charges of $19.0 million and had $15.2 million accrued as of December 31, 2020 for its estimated payments related to the LSC MEPP Liabilities, including the Company’s low end of the range of potential outcomes as well as the Company’s estimated shared payments until a final allocation was determined.

In March 2021 and April 2021, the Company and RRD reached settlements with two of the three LSC multiemployer pension plan funds, which represented approximately $59 million of the estimated $103 million total undiscounted LSC MEPP Liabilities at the time of the LSC Chapter 11 filing. The Company and RRD each made lump sum payments in the second quarter of 2021 to settle all obligations related to these funds, which are also subject to adjustment and repayment according to the final liability allocation determination.

In November 2021, arbitration proceedings were completed and the final allocation of the LSC MEPP Liabilities of 1/3 to the Company and 2/3 to RRD was determined by the arbitration panel. As a result of the final liability allocation, the Company received a reimbursement from RRD of $7.1 million in December 2021 for payments made in excess of the Company’s allocated share of the LSC MEPP Liabilities, including the lump sum payments made associated with March 2021 and April 2021 settlements, and adjusted its accruals for the Company’s portion of the LSC MEPP Liabilities.

As of December 31, 2021, the Company's undiscounted LSC MEPP Liabilities were $12.3 million, $1.1 million of which is payable in each of the five succeeding years and the remainder thereafter through 2033, with annual payments ranging from $0.8 million to $1.1 million. For the year ended December 31, 2021, the Company recorded net expense of $5.4 million and had $10.1 million accrued as of December 31, 2021, on a discounted basis, assuming a blended discount rate of approximately 3.5%. The expense associated with the LSC MEPP Liabilities and the reimbursement from RRD have been recorded in SG&A expenses within the Corporate segment in the Company’s audited Consolidated Statements of Operations for the years ended December 31, 2021 and 2020.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

There can be no assurance that the Company’s actual future liabilities relating to the MEPP liabilities (including MEPP liabilities where the Company and RRD remain jointly and severally liable) will not differ materially from the amount recorded in the Company’s audited Consolidated Financial Statements. If RRD fails to make required payments in respect of the remaining LSC MEPP Liabilities, or RRD fails to make required payments in respect of RRD's MEPP liabilities, the Company may become obligated to make such payments. In addition, the Company’s MEPP liabilities could be affected by the financial stability of other employers participating in such plans and decisions by those employers to withdraw from such plans in the future.

Non-Income Taxes

The Company does not collect sales, use or similar taxes on all amounts invoiced in all jurisdictions in which the Company has sales based on its understanding that certain transactions are not subject to tax. Sales, use and similar tax laws vary greatly by jurisdiction and may require judgment to determine the applicability to the Company’s transactions. During 2020, the Company identified certain jurisdictions where the Company has not historically collected or remitted sales tax on certain services and that the Company believes it is probable that the jurisdiction would assess sales tax. As of December 31, 2021 and 2020, the Company has a contingent liability of $3.5 million and $5.2 million, respectively, for certain estimated sales tax exposures. The impact associated with the contingent liability is recorded in SG&A expense in the Company’s audited Consolidated Statements of Operations. Although management believes its estimates are reasonable, the resolution of the Company’s tax matters could result in tax liabilities that are higher or lower than what has been estimated by the Company.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 9. Income Taxes

Income taxes have been based on the following components of earnings (loss) before income taxes for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
U.S.	$173.6	$(28.3)	$54.1
Foreign	24.2	10.8	(2.0)
Earnings (loss) before income taxes	$197.8	$(17.5)	$52.1

The components of income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Current:
U.S. Federal	$33.5	$21.1	$7.7
U.S. State and Local	14.7	10.0	2.3
Foreign	4.0	3.7	2.0
Current income tax expense	52.2	34.8	12.0

Deferred:
U.S. Federal	1.2	(20.9)	2.3
U.S. State and Local	0.4	(6.4)	0.4
Foreign	(1.9)	0.9	(0.2)
Deferred income tax (benefit) expense	(0.3)	(26.4)	2.5

Total income tax expense	$51.9	$8.4	$14.5

The following table outlines the reconciliation of differences between the U.S. Federal statutory tax rate and the Company’s worldwide effective income tax rate:

	Year Ended December 31,
	2021	2020	2019
Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of U.S. federal income tax benefit	5.9	(8.7)	6.8
Global intangible low-taxed income provision	0.8	—	—
Non-deductible expenses	0.5	(17.0)	4.6
Adjustment of uncertain tax positions and interest	0.4	(3.1)	0.4
Provision to return	0.1	0.7	(7.2)
Changes in valuation allowances	(1.5)	(10.5)	6.4
Foreign-derived intangible income	(0.6)	10.2	(1.9)
Credits and incentives	(0.5)	4.7	(1.6)
Goodwill impairment	—	(45.3)	—
Foreign tax rate differential	—	(0.7)	(0.8)
Tax-exempt income and expense	—	0.6	(0.1)
Other	0.1	0.1	0.2
Effective income tax rate	26.2%	(48.0%)	27.8%

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The effective income tax rate was 26.2% for the year ended December 31, 2021 compared to (48.0%) for the year ended December 31, 2020. The change in the effective tax rate was primarily driven by the nondeductible goodwill impairment charge recorded in 2020, increased earnings in 2021 and a reduction in the valuation allowances.

The effective income tax rate was (48.0%) for the year ended December 31, 2020 compared to 27.8% for the year ended December 31, 2019. The 2020 effective income tax rate was impacted by the nondeductible goodwill impairment and other nondeductible items, partially offset by favorable adjustments primarily related to foreign-derived intangible income and other income tax credits.

Deferred income taxes

The significant deferred tax assets and liabilities at December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Deferred tax assets:
Accrued liabilities and other reserves	$28.6	$26.2
Lease liabilities	14.4	15.4
Pension and other postretirement benefit plans liabilities	11.9	15.0
Net operating losses and other tax carryforwards	10.1	11.6
Share-based compensation	3.9	3.2
Allowance for doubtful accounts	3.4	2.5
Other	1.7	0.7
Total deferred tax assets	74.0	74.6
Valuation allowances	(4.8)	(7.5)
Total deferred tax assets	$69.2	$67.1

Deferred tax liabilities:
Accelerated depreciation	$(14.6)	$(11.3)
Right-of-use assets	(8.5)	(10.7)
Other intangible assets	(8.8)	(7.8)
Prepaid assets	(1.0)	(0.4)
Other	(4.6)	(2.9)
Total deferred tax liabilities	(37.5)	(33.1)
Net deferred tax assets	$31.7	$34.0

The amounts above are included in the audited Consolidated Balance Sheets as either a net asset or liability on a jurisdiction by jurisdiction basis.

Transactions affecting the valuation allowances on deferred tax assets during the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Balance, beginning of year	$7.5	$5.2	$2.1
(Income) expense, net	(2.7)	2.3	3.1
Balance, end of year	$4.8	$7.5	$5.2

As of December 31, 2021, the Company had domestic and foreign net operating loss and other tax carryforward deferred tax assets of approximately $10.1 million, of which $5.3 million expires between 2022 and 2041. Limitations on the utilization of these deferred tax assets may apply. The Company has provided valuation allowances to reduce the carrying value of certain deferred tax assets as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Earnings generated by a foreign subsidiary are presumed to ultimately be transferred to the parent company. Therefore, the establishment of deferred taxes may be required with respect to the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries (also referred to as book-over-tax outside basis differences). A company may overcome this presumption and forgo recording a deferred tax liability in its financial statements if it can assert that management has the intent and ability to indefinitely reinvest the earnings of its foreign subsidiaries. As a result of the transition tax incurred pursuant to the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”), the Company has the ability to repatriate any previously taxed foreign cash associated with the foreign earnings subjected to U.S. tax to the U.S. parent with minimal additional tax consequences. Due to the changes under the Tax Act, the Company updated its assertion in 2018 related to indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S. with the exception of the previously taxed foreign earnings already subject to U.S. tax. The Company began repatriating earnings up to its net earnings previously subject to U.S. tax during 2019. The Company did not make any repatriations in 2020 and repatriated $30.0 million during 2021 out of previously taxed earnings.

Uncertain tax positions

Changes in the Company’s unrecognized tax benefits at December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Balance, beginning of year	$1.3	$0.5	$0.3
Additions for tax positions of the current year	0.3	0.3	0.1
Additions for tax positions of prior years	0.7	0.5	0.1
Settlements during the year	(0.1)	—	—
Balance, end of year	$2.2	$1.3	$0.5

As of December 31, 2021, 2020 and 2019, the Company had unrecognized tax benefits of $2.2 million, $1.3 million and $0.5 million, respectively. Unrecognized tax benefits of $2.2 million as of December 31, 2021, if recognized, would have decreased income taxes and the corresponding effective income tax rate and increased net earnings. This potential impact on net earnings reflects the reduction of these unrecognized tax benefits, net of certain deferred tax assets and the federal tax benefit of state income tax items.

As of December 31, 2021, it is reasonably possible that a portion of the total amount of unrecognized tax benefits is expected to decrease within twelve months due to the resolution of audits or expirations of statutes of limitations related to U.S. federal, state or international tax positions, but the amount is immaterial.

The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense. The total interest expense (benefit), net of tax benefits, related to tax uncertainties recognized in the audited Consolidated Statements of Operations was de minimis for the years ended December 31, 2021, 2020 and 2019. There were no benefits from the reversal of accrued penalties for the years ended December 31, 2021, 2020 and 2019. There were no accrued penalties related to income tax uncertainties at December 31, 2021 and 2020.

The Company has tax years from 2013 that remain open and subject to examination by certain U.S. state taxing authorities and/or certain foreign tax jurisdictions. There are no U.S. federal income tax years prior to the period ending December 31, 2018 subject to IRS examination. All U.S. federal income tax years including and subsequent to the period ending December 31, 2018 remain open and subject to IRS examination.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 10. Debt

The Company’s debt as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Term Loan A Facility	$125.0	$—
8.25% senior notes due October 15, 2024	—	233.0
Unamortized debt issuance costs	(1.0)	(2.5)
Total long-term debt	$124.0	$230.5

Maturities—At December 31, 2021, the Company’s debt was comprised of the $125.0 million delayed-draw term loan A facility (the "Term Loan A Facility"), which is due in full on May 27, 2026.

Fair Value—The fair value of the Term Loan A Facility was $124.2 million at December 31, 2021, which was determined using the market approach based upon term loan borrowings with similar terms and maturities, and was determined to be Level 2 under the fair value hierarchy. As of December 31, 2020, the fair value of the 8.25% senior unsecured notes due October 15, 2024 (the "Notes") of $247.5 million was determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, and was determined to be Level 2 under the fair value hierarchy.

8.25% Senior Notes Due 2024—On October 15, 2021, the Company redeemed the remaining outstanding Notes balance of $233.0 million at the redemption price of 102.063, plus accrued and unpaid interest of $9.6 million, using $200.0 million of proceeds from the Company's Term Loan A Facility and cash. The Company recorded a pre-tax loss on the extinguishment of the Notes of $6.8 million during the fourth the quarter of 2021.

During 2020, the Company purchased and retired $67.0 million (notional amount) of the Notes at a weighted-average price of 95.28 and recognized a pre-tax gain on the extinguishment of debt of $2.3 million, which was net of unamortized debt issuance costs, and is recorded within interest expense, net in the audited Consolidated Statements of Operations.

Prior to the redemption, the Company's Notes were issued pursuant to an indenture (the "Indenture") where certain wholly-owned domestic subsidiaries of the Company guaranteed the Notes (the “Guarantors”). The Notes were jointly and severally guaranteed, on an unsecured basis, by the Guarantors, which were comprised of each of the Company’s direct and indirect wholly-owned U.S. subsidiaries that guaranteed the Company’s obligations under the Credit Facilities. All Guarantors were released subsequent to the repayment of the Notes. The Notes were not guaranteed by the Company’s foreign subsidiaries or unrestricted subsidiaries. The Notes and the related guarantees were the Company and the Guarantors’, respective, senior unsecured obligations and ranked equally in right of payment to all senior debt, including the obligations under the Company’s Credit Facilities, senior in right of payment to all subordinated debt, and effectively subordinated in right of payment to any of the Company and the Guarantors’ secured debt, to the extent of the value of the assets securing such debt. The Indenture governing the Notes contained certain covenants applicable to the Company and its restricted subsidiaries, including limitations on: (1) liens; (2) indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries. Each of these covenants was subject to important exceptions and qualifications.

Credit Agreement—On May 27, 2021 (the "Restatement Effective Date"), the Company amended and restated its credit agreement dated as of September 30, 2016 (as in effect prior to such amendment and restatement, the “Credit Agreement,” and the Credit Agreement, as so amended and restated, the “Amended and Restated Credit Agreement”), by and among the Company, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, to, among other things, provide for the Term Loan A Facility, extend the maturity of the $300.0 million revolving facility (the "Revolving Facility") to May 27, 2026 and modify the financial maintenance and negative covenants in the Credit Agreement. The Amended and Restated Credit Agreement contains a number of covenants, including a minimum Interest Coverage Ratio and the Consolidated Net Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $20.0 million in the aggregate.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Term Loan Credit Facility—On October 14, 2021, the Company drew $200.0 million from the Term Loan A Facility and used the proceeds to redeem the Company's Notes on October 15, 2021, as further described above. Under the Credit Agreement, the Term Loan A Facility bears interest at a rate equal to the sum of the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 2.00% to 2.50% based upon the Company's Consolidated Net Leverage Ratio. The weighted-average interest rate on borrowings under the Terms Loan A Facility was 2.1% for the year ended December 31, 2021. Prior to the prepayment of quarterly installments, as described below, the principal amount of loans under the Term Loan A Facility were due and payable in equal quarterly installments of 1.25% of the original principal amount of the loans during the first three years after the Restatement Effective Date, commencing on March 31, 2022, and 2.50% of the original principal amount of the loans thereafter.

In the fourth quarter of 2021, the Company prepaid $75.0 million of the original principal amount of the Term Loan A Facility and recognized a pre-tax loss on extinguishment of debt of $0.6 million. As a result, quarterly installments of the original principal amount are no longer required and the entire unpaid principal amount of the Term Loan A Facility is due and payable in full on May 27, 2026. Voluntary prepayments of the Term Loan A Facility are permitted at any time without premium or penalty.

During the year ended December 31, 2019, the Company repaid $72.5 million associated with a term loan under the former Credit Agreement. As a result of the transaction, the Company recognized a pre-tax loss on extinguishment of debt of $4.1 million for the year ended December 31, 2019, related to unamortized debt issuance costs and the original issuance discount, which is recorded within interest expense, net, in the audited Consolidated Statements of Operations.

Revolving Credit Facility—As of December 31, 2021 and 2020, there were no outstanding borrowings under the Revolving Facility. The weighted-average interest rate on borrowings under the Revolving Facility was 2.8% and 2.6% for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company had $3.2 million in outstanding letters of credit and bank guarantees, of which $2.2 million reduced the availability under the Revolving Facility. As of December 31, 2020, the Company had $3.7 million in outstanding letters of credit and bank guarantees, of which none reduced the availability under the Revolving Facility.

The following table summarizes interest expense, net included in the audited Consolidated Statements of Operations:

	Year Ended December 31,
	2021	2020	2019
Interest incurred	$19.8	$25.6	$34.3
Loss (gain) on debt extinguishment and other interest income	6.8	(2.7)	4.1
Less: capitalized interest	—	(0.1)	(0.3)
Interest expense, net	$26.6	$22.8	$38.1

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 11. Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. In computing diluted earnings (loss) per share, basic earnings (loss) per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, RSUs, PSUs and restricted stock. Since the Company was in a net loss position for the year ended December 31, 2020, there was no difference between the number of shares used to calculate basic and diluted loss per share.

The reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share calculation and the anti-dilutive share-based awards for the years ended December 31, 2021, 2020 and 2019, were as follows:

	Year Ended December 31,
	2021	2020	2019
Net earnings (loss) per share:
Basic	$4.36	$(0.76)	$1.10
Diluted	4.14	(0.76)	1.10
Numerator:
Net earnings (loss)	$145.9	$(25.9)	$37.6
Denominator:
Weighted average number of common shares outstanding	33.5	33.9	34.1
Dilutive awards	1.7	—	0.2
Diluted weighted average number of common shares outstanding	35.2	33.9	34.3
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	—	0.4	0.7
Stock options	—	0.8	0.8
Total	—	1.2	1.5

Note 12. Share-based Compensation

The Company’s share-based compensation plan under which it may grant future awards, the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan (as amended, the “2016 PIP”), was approved by the Board of Directors (the “Board”) and the Company’s stockholders on May 18, 2017 and provides incentives to key employees of the Company. Awards under the 2016 PIP may include cash or stock bonuses, stock options, stock appreciation rights, restricted stock, PSUs, performance cash awards or RSUs. In addition, non-employee members of the Board may receive awards under the 2016 PIP. On May 30, 2019 and May 13, 2021 the Company’s stockholders voted and approved 3.4 million of additional shares of common stock for issuance under the 2016 PIP, each. At December 31, 2021, there were 4.3 million remaining shares of common stock authorized and available for grant under the 2016 PIP.

For all share-based awards granted to employees and directors, including stock options, RSUs, PBRS and PSUs, the Company recognizes compensation expense based on estimated grant date fair values as well as certain assumptions as of the grant date, if applicable. The Company estimates the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. The Company recognizes compensation costs for RSUs expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. The Company recognizes compensation costs for PSUs, which cliff vest, on a straight-line basis over the performance period of the award. Compensation expense for stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years. Compensation expense for PBRS awards granted in 2016, which vest on a graded basis, was recognized utilizing a graded vesting schedule. Compensation expense for PBRS awards granted in 2017, which cliff vest, was recognized on a straight-line basis over the performance period of the award. The Company recognized expense for the PBRS awards of $0.8 million for the year ended December 31, 2019; no expense was recognized for the years ended December 31, 2021 and 2020.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The stock options, RSUs, and PSUs granted during 2021, 2020 and 2019 are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company. In addition, upon a change in control of the Company, PSUs will be measured at 100% attainment of the target performance metrics and will remain subject to time based vesting until the end of the vesting period; provided that the award will vest in full if, within three months prior to or two years after the date of the change in control of the Company, the grantee’s employment is terminated without cause by the Company or for good reason by the grantee.

Total share-based compensation expense was $19.5 million, $13.6 million and $8.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The income tax benefit related to share-based compensation expense was $9.5 million, $3.7 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, $19.6 million of total unrecognized compensation expense related to share-based compensation awards is expected to be recognized over a weighted-average period of 1.7 years.

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

In 2021 and 2020, the Company did not grant any stock options. The weighted-average fair value of options granted during the year ended December 31, 2019 was $4.67. The following table summarizes the annual weighted-average assumptions for the year ended December 31, 2019:

2019
Expected volatility	27.47%
Risk-free interest rate	2.58%
Expected life (years)	6.25
Expected dividend yield	0.00%

The weighted-average fair value of options exercised during the year ended December 31, 2021 was $4.10. There were no options exercised during the years ended December 31, 2020 and 2019.

Stock option awards outstanding as of December 31, 2021 and 2020, and changes during the year ended December 31, 2021, were as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares Under	Average	Contractual	Intrinsic
	Option	Exercise	Term	Value
	(thousands)	Price	(years)	(millions)
Outstanding at December 31, 2020	715	$18.91	6.3	$0.5
Exercised	(128)	19.13	—	1.8
Cancelled/forfeited/expired	(25)	31.03	—	—
Outstanding at December 31, 2021	562	18.30	5.9	16.2
Vested and expected to vest at December 31, 2021	560	$18.31	5.9	$16.1
Exercisable at December 31, 2021	403	$19.27	5.6	$11.2

As of December 31, 2021, $0.3 million of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.0 years.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Restricted Stock Units

The fair value of RSUs was determined based on the Company’s stock price on the grant date. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2021, 2020 and 2019 was $28.38, $8.70 and $13.94, respectively.

RSUs outstanding as of December 31, 2021 and 2020, and changes during the year ended December 31, 2021, were as follows:

		Weighted-
	Shares	Average Grant
	(Thousands)	Date Fair Value
Nonvested at December 31, 2020	1,376	$10.53
Granted	499	28.38
Vested	(653)	10.71
Forfeited	(63)	18.01
Nonvested at December 31, 2021	1,159	$17.71

As of December 31, 2021, $12.2 million of unrecognized share-based compensation expense related to RSUs is expected to vest over a weighted-average period of 1.9 years.

Performance Share Units

The fair value of PSUs was determined based on the Company’s stock price on the grant date. The weighted-average grant date fair value of PSUs granted during the years ended December 31, 2021, 2020 and 2019 was $27.84, $8.73 and $14.15, respectively.

PSUs outstanding as of December 31, 2021 and 2020, and changes during the year ended December 31, 2021, were as follows:

		Weighted-
	Shares	Average Grant
	(Thousands)	Date Fair Value
Nonvested at December 31, 2020	872	$12.13
Granted	336	27.84
Vested	(244)	15.25
Forfeited	(11)	8.98
Nonvested at December 31, 2021	953	$16.77

During 2021, 335,830 PSUs were granted to certain executive officers and senior management, 315,400 of which related to the 2021 performance grant and 20,430 of which related to additional shares issued due to the achievement of certain targets for the year ended December 31, 2020. As of December 31, 2021, the total potential payout for the 2021 PSU awards ranged from zero to 631,000 shares.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The 2020 and 2021 PSU awards consist of four independent performance periods, including three annual performance periods and one three-year cumulative period, and one 2020 award consists of a cumulative 2021 - 2022 performance period. The performance period for the shares awarded in 2019 is January 1, 2019 through December 31, 2021.

Year Granted	Performance/ Service Period	Estimated or Actual Attainment	PSUs Outstanding as of December 31, 2021 (Thousands)	Estimated PSU Attainment or Actual PSUs Earned (Thousands)
2021	2021	200% (a)	84	168
2021	2022	(b)	77	—
2021	2023	(b)	77	—
2021	2021-2023	100% (c)	77	77
			315	245

2020	2020	138% (a)	80	110
2020	2021	200% (a)	80	160
2020	2022	(b)	80	—
2020	2020-2022	163% (c)	80	130
2020	2021 - 2022	100%	20	20
			340	420

2019	2019-2021	128% (a)	298	380

___________

(a)
Amounts represent actual attainment and actual PSUs earned as the performance period is complete.
(b)
As the performance period has not yet commenced, expense is not being recognized.
(c)
Expense for the cumulative performance/service period is recognized at 100% of estimated attainment until the end of the second service year.

As of December 31, 2021, there was $7.1 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted average period of 1.5 years.

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

Common Stock Repurchases—On February 4, 2020, the Board authorized a stock repurchase program, under which the Company is authorized to repurchase up to $25.0 million of its outstanding common stock from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws. During the year ended December 31, 2020, the Company repurchased 1,149,489 shares in open market transactions for $10.3 million at an average price of $8.92 per share. As of December 31, 2020, the remaining authorized amount was $14.7 million.

On February 18, 2021, the Board authorized an increase to its stock repurchase program to bring the total remaining available repurchase authorization for shares on or after February 18, 2021 to $50.0 million. During the year ended December 31, 2021, the Company repurchased 972,881 shares for $32.4 million at an average price of $33.30 per share. As of December 31, 2021, the remaining amount under the authorization was $17.7 million.

On February 17, 2022, the Board authorized an increase to its stock repurchase program to bring the total remaining available repurchase authorization for shares on or after February 17, 2022 to $150 million and extended the expiration date of the repurchase program through December 31, 2023. The stock repurchase program may be suspended or discontinued at any time. The timing and amount of any shares repurchased are determined by the Company based on its evaluation of market conditions and other factors and may be completed from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 14. Comprehensive Income (Loss)

The components of other comprehensive income (loss) and income tax expense (benefit) allocated to each component for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021			2020			2019
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$(0.8)	$(0.1)	$(0.7)	$0.7	$0.2	$0.5	$3.0	$—	$3.0
Adjustment for net periodic pension and other postretirement benefits plans	4.4	1.2	3.2	4.6	1.3	3.3	(6.7)	(1.8)	(4.9)
Other comprehensive income (loss)	$3.6	$1.1	$2.5	$5.3	$1.5	$3.8	$(3.7)	$(1.8)	$(1.9)

The following table summarizes changes in accumulated other comprehensive loss by component for the years ended December 31, 2021, 2020 and 2019:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2018	$(66.0)	$(16.7)	$(82.7)
Other comprehensive income before reclassifications	1.3	3.0	4.3
Amounts reclassified from accumulated other comprehensive loss	(6.2)	—	(6.2)
Net change in accumulated other comprehensive loss	(4.9)	3.0	(1.9)
Balance at December 31, 2019	$(70.9)	$(13.7)	$(84.6)
Other comprehensive income before reclassifications	—	0.5	0.5
Amounts reclassified from accumulated other comprehensive loss	3.3	—	3.3
Net change in accumulated other comprehensive loss	3.3	0.5	3.8
Balance at December 31, 2020	$(67.6)	$(13.2)	$(80.8)
Other comprehensive loss before reclassifications	—	(0.3)	(0.3)
Amounts reclassified from accumulated other comprehensive loss	3.2	(0.4)	2.8
Net change in accumulated other comprehensive loss	3.2	(0.7)	2.5
Balance at December 31, 2021	$(64.4)	$(13.9)	$(78.3)

Reclassifications from accumulated other comprehensive loss for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Amortization of pension and other postretirement benefits plans cost:
Net actuarial loss (a)	$3.8	$3.1	$1.8
Reclassification of translation adjustment (b)	(0.5)	—	—
Reclassifications before tax	3.3	3.1	1.8
Income tax expense	1.1	0.9	0.5
Reclassifications, net of tax	$2.2	$2.2	$1.3

(a)
These accumulated other comprehensive loss components are included in the calculation of net periodic pension and other postretirement benefits plan income recognized in investment and other income, net, in the audited Consolidated Statements of Operations (see Note 7, Retirement Plans).
(b)
Translation adjustment reclassification resulting from the liquidation of a foreign subsidiary is included in investment and other income, net in the audited Consolidated Statements of Operations.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 15. Segment Information

The Company operates its business through four operating and reportable segments: Capital Markets – Software Solutions, Capital Markets – Compliance and Communications Management, Investment Companies – Software Solutions and Investment Companies – Compliance and Communications Management. Corporate is not an operating segment and consists primarily of unallocated SG&A activities and associated expenses including, in part, executive, legal, finance and certain facility costs. In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefit plan expense (income) as well as share-based compensation, are included in Corporate and not allocated to the operation segments.

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

Capital Markets – Compliance & Communications Management — The Company provides tech-enabled services and print and distribution solutions to public and private companies for deal solutions and SEC compliance requirements.

Investment Companies

The Company provides software solutions, tech-enabled services and print, distribution and fulfillment solutions to its investment companies clients that are subject to the filing and reporting requirements of the Investment Company Act, primarily mutual fund companies, alternative investment companies, insurance companies and third-party fund administrators. The Company’s suite of solutions enables its investment companies clients to comply with applicable ongoing SEC regulations, as well as to create, manage and deliver accurate and timely financial communications to investors and regulators. Investment companies clients leverage the Company’s proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the EDGAR system. The Company’s operating segments associated with its investment companies services and products offerings are as follows:

Investment Companies – Software Solutions — The Company provides software solutions that enable clients to store and manage compliance and regulatory information in a self-service, central repository for documents to be easily accessed, assembled, edited, translated, rendered and submitted to regulators.

Investment Companies – Compliance & Communications Management — The Company provides its investment companies clients tech-enabled services to prepare and file registration forms, as well as XBRL-formatted filings pursuant to the Investment Company Act, through the SEC’s EDGAR system. In addition, the Company provides print and distribution solutions for it clients to communicate with their investors.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported within the audited Consolidated Financial Statements.

	Total Net Sales	Income (Loss) from Operations	Assets(a)	Depreciation and Amortization	Capital Expenditures
Year Ended December 31, 2021
Capital Markets - Software Solutions	$181.0	$30.4	$186.6	$16.7	$18.8
Capital Markets - Compliance and Communications Management	561.5	242.6	418.3	5.9	3.0
Investment Companies - Software Solutions	89.0	8.9	91.2	12.6	13.0
Investment Companies - Compliance and Communications Management	161.8	15.0	49.3	4.7	2.9
Total operating segments	993.3	296.9	745.4	39.9	37.7
Corporate	—	(77.6)	137.9	0.4	4.6
Total	$993.3	$219.3	$883.3	$40.3	$42.3

	Total Net Sales	Income (Loss) from Operations	Assets(a)	Depreciation and Amortization	Capital Expenditures
Year Ended December 31, 2020
Capital Markets - Software Solutions	$133.2	$8.5	$167.7	$13.1	$14.8
Capital Markets - Compliance and Communications Management	424.0	120.6	389.6	14.4	3.4
Investment Companies - Software Solutions	67.0	(1.7)	91.8	12.0	9.5
Investment Companies - Compliance and Communications Management	270.3	(43.1)	67.7	10.0	2.1
Total operating segments	894.5	84.3	716.8	49.5	29.8
Corporate	—	(80.7)	148.8	1.4	1.3
Total	$894.5	$3.6	$865.6	$50.9	$31.1

	Total Net Sales	Income (Loss) from Operations	Assets(a)	Depreciation and Amortization	Capital Expenditures
Year Ended December 31, 2019
Capital Markets - Software Solutions	$126.7	$9.6	$164.8	$12.6	$15.2
Capital Markets - Compliance and Communications Management	389.7	86.3	408.7	15.3	6.4
Investment Companies - Software Solutions	62.6	(7.8)	100.4	12.7	15.4
Investment Companies - Compliance and Communications Management	295.7	29.4	121.7	8.9	6.9
Total operating segments	874.7	117.5	795.6	49.5	43.9
Corporate	—	(39.0)	91.3	0.1	0.9
Total	$874.7	$78.5	$886.9	$49.6	$44.8

(a)
Certain assets are recorded within a segment based on predominant usage, however, as they benefit more than one segment, the related operating expenses are allocated between segments.

Corporate assets primarily consisted of the following:

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$54.5	$73.6
Prepaid expenses and other current assets	13.0	6.1
Operating lease right-of-use assets	4.4	8.3
Deferred income taxes, net of valuation allowance	31.7	34.0
Other noncurrent assets	20.5	23.0

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 16. Geographic Area Information

The Company’s net sales and long-lived assets by geographic region for the years ended December 31, 2021, 2020 and 2019 were as follows:

	U.S.	Asia	Europe	Canada	Other	Consolidated
Year Ended December 31, 2021
Net sales	$856.5	$55.5	$42.0	$38.0	$1.3	$993.3
Long-lived assets (a)	130.6	8.9	13.3	0.4	—	153.2

Year Ended December 31, 2020
Net sales	$778.9	$51.1	$34.3	$28.6	$1.6	$894.5
Long-lived assets (a)	127.5	8.0	8.7	0.5	—	144.7

Year Ended December 31, 2019
Net sales	$761.4	$46.8	$34.5	$29.4	$2.6	$874.7
Long-lived assets (a)	178.3	11.0	4.2	1.0	—	194.5

(a)
Includes property, plant and equipment, net; software, net; operating lease right-of-use assets and other noncurrent assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Donnelley Financial Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Donnelley Financial Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue - Unbilled Receivables and Contract Asset Balances — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in unbilled receivables or contract assets. Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists and therefore invoicing has not yet occurred. The Company generally estimates contract assets based on historical selling price adjusted for its current experience and expected resolutions of the variable consideration of the completed performance obligation. When the Company's contracts contain variable consideration, the variable consideration is recognized only to the extent that it is probable that a significant revenue reversal will not occur in a future period.

Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price by service or product and management’s assessment of realizable selling price. Unbilled revenues can vary significantly from period to period as a result of seasonality, volume and market conditions. The Company’s unbilled receivables balance and contract asset balance were $46.7 million and $24.9 million, respectively, as of December 31, 2021.

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
•
We evaluated management’s estimation process by performing the following:
o
For revenue billed in January 2022, we compared the billed amount against the amount which was estimated as of December 31, 2021.
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
o
Tested the methodology and mathematical accuracy of management’s calculation of the estimated revenue, including the constraint of variable consideration.
o
Tested the allocation of the transaction price to each distinct performance obligation for the contract asset selections by comparing the relative standalone selling price to selling prices of similar goods or services previously provided to the customer or other customers.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 22, 2022

We have served as the Company's auditor since 2015.

UNAUDITED INTERIM FINANCIAL INFORMATION

(In millions, except per share data)

For the Year Ended December 31, 2021

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$245.3	$267.5	$247.7	$232.8	$993.3
Income from operations	50.9	62.0	65.0	41.4	219.3
Net earnings	35.2	42.9	42.2	25.6	145.9
Net earnings per share:
Basic	1.05	1.27	1.25	0.77	4.36
Diluted	1.02	1.24	1.22	0.73	4.14
Weighted-average number of common shares outstanding:
Basic	33.6	33.7	33.7	33.2	33.5
Diluted	34.5	34.5	34.7	35.1	35.2

Includes the following significant items:

	Pre-tax					After-tax
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Share-based compensation expense	$3.1	$5.9	$5.2	$5.3	$19.5	$(0.7)	$3.3	$3.6	$3.7	$9.9
Restructuring, impairment and other charges, net	0.8	2.8	3.3	6.7	13.6	0.6	2.0	2.4	4.9	9.9
Loss on debt extinguishments	—	—	—	7.4	7.4	—	—	—	5.4	5.4
LSC multiemployer pension plans obligation	7.3	0.2	0.2	(2.3)	5.4	5.2	0.3	0.1	(1.7)	3.9
Non-income tax, net	0.1	(1.0)	(0.5)	(0.2)	(1.6)	0.1	(0.8)	(0.3)	(0.2)	(1.2)
COVID-19 related recoveries, net	(0.9)	(0.1)	—	—	(1.0)	(0.7)	—	—	—	(0.7)
Gain on sale of long-lived assets, net	—	—	(0.7)	—	(0.7)	—	—	(0.5)	—	(0.5)
Loss (gain) on equity investment	0.2	—	(0.6)	—	(0.4)	0.1	—	(0.4)	—	(0.3)

INDEX TO EXHIBITS

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.1

Indenture, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.2

Description of the Donnelley Financial Solutions, Inc. Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated December 31, 2019, filed on February 26, 2020)

10.1

Amended and Restated Credit Agreement dated as of May 27, 2021, by and among Donnelley Financial Solutions, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 27, 2021, filed on June 1, 2021)

10.2

2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.3

Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2017, filed on May 23, 2017)*

10.4

Amendment to the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan dated May 20, 2019 (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A (file No. 001-37728) filed April 22, 2019)*

10.5

Amendment to Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan dated June 27, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 10-Q dated June 30, 2019, filed on August 1, 2019)*

10.6	Donnelley Financial Solutions, Inc. Non-Employee Director Compensation Plan (filed herewith)*

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

10.18	Donnelley Financial Solutions Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 2, 2018, filed on March 13, 2018)*

10.19	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated December 31, 2017, filed on February 28, 2018)*

10.20	Form of Performance Share Unit Award Agreement (for 2019) (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2018, filed on May 2, 2019)*

10.21	Employment Agreement, dated as of March 21, 2016, between R. R. Donnelley & Sons Company and Craig Clay (filed herewith)*

10.22	Waiver of Severance Benefits, dated as of June 16, 2017, by and between Craig Clay and Donnelley Financial Solutions, Inc. (filed herewith)*

10.23	Employment Agreement, dated as of June 9, 2010, between R. R. Donnelley & Sons Company and Eric Johnson (filed herewith)*

10.24	Waiver of Severance Benefits, dated as of June 19, 2017, by and between Eric Johnson and Donnelley Financial Solutions, Inc. (filed herewith)*

10.25	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.26	Form of Restricted Stock Unit Award (2021) (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K dated December 31, 2020, filed on February 25, 2021)*

10.27	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.28	Form of Performance Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2020, filed on March 6, 2020)*

10.29

Form of Performance Restricted Stock Unit Award Agreement (2021) (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K dated December 31, 2020, filed on February 25, 2021)*

10.30	Form of Director Restricted Stock Unit Award (deferral election) (filed herewith)*

10.31	Form of Director Restricted Stock Unit Award (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

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

10.38

Agreement, dated February 17, 2019, by and among the Company, Simcoe Capital Management, LLC and, solely for purposes of Section 2(g) thereof, Jeffrey Jacobowitz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 17, 2019, filed on February 19, 2019)

10.39

Amended and Restated Agreement of Sale and Purchase, dated as of September 6, 2019, between Donnelley Financial, LLC and SECA-NJ, LLC (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2019, filed on November 5, 2019)

10.40

First Amendment to Amended and Restated Agreement of Sale and Purchase, dated as of September 25, 2019, between Donnelley Financial, LLC and SECA-NJ, LLC (incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2019, filed on November 5, 2019)

10.41

Second Amendment to Amended and Restated Agreement of Sale and Purchase, dated as of September 26, 2019, between Donnelley Financial, LLC and SECA-NJ, LLC (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2019, filed on November 5, 2019)

10.42

Real Estate Sale Agreement, dated as of August 20, 2021, between Donnelley Financial, LLC and HSG Acquisitions, LL (incorporate by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q dated September 30, 2021, filed on November 3, 2021)

14.1

Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL and contained in Exhibit 101

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February 2022.

DONNELLEY FINANCIAL SOLUTIONS, INC.

By:	/ S / DAVID A. GARDELLA
David A. Gardella Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 22nd day of February 2022.

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