Form 10-Q
period 2022-03-31
Donnelley Financial Solutions, Inc.
filed 2022-05-05
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☒

As of April 29, 2022, 31,789,583 shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

Forward-looking statements are not guarantees of future performance. These forward-looking statements are subject to a number of important factors, including those factors discussed in detail in “Item 1A: Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022 (the “Annual Report”), in addition to those discussed elsewhere in this Quarterly Report, that could cause the Company’s actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

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
•
funding obligations arising from multiemployer pension plans obligations of the Company’s former affiliates;
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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Operations

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Net sales
Tech-enabled services	$91.7	$118.5
Software solutions	69.8	60.3
Print and distribution	49.5	66.5
Total net sales	211.0	245.3
Cost of sales (a)
Tech-enabled services	37.7	41.0
Software solutions	27.5	24.5
Print and distribution	33.7	44.8
Total cost of sales	98.9	110.3
Selling, general and administrative expenses (a)	64.3	73.5
Depreciation and amortization	10.7	9.8
Restructuring, impairment and other charges, net	1.8	0.8
Income from operations	35.3	50.9
Interest expense, net	1.5	5.3
Investment and other income, net	(0.2)	(0.8)
Earnings before income taxes	34.0	46.4
Income tax expense	7.6	11.2
Net earnings	$26.4	$35.2

Net earnings per share:
Basic	$0.80	$1.05
Diluted	$0.77	$1.02
Weighted average number of common shares outstanding:
Basic	32.9	33.6
Diluted	34.4	34.5

(a)
Exclusive of depreciation and amortization

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Net earnings	$26.4	$35.2

Other comprehensive income, net of tax:
Translation adjustments	0.1	0.9
Adjustment for net periodic pension and other postretirement benefits plans	0.6	0.6
Other comprehensive income, net of tax	0.7	1.5
Comprehensive income	$27.1	$36.7

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Balance Sheets

(in millions, except per share data)

(UNAUDITED)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$10.4	$54.5
Receivables, less allowances for expected losses of $14.5 in 2022 (2021 - $12.7)	218.8	199.1
Prepaid expenses and other current assets	32.4	23.5
Assets held for sale	2.6	2.6
Total current assets	264.2	279.7
Property, plant and equipment, net	18.4	18.7
Operating lease right-of-use assets	45.2	42.6
Software, net	66.5	63.7
Goodwill	409.9	410.0
Other intangible assets, net	8.5	8.7
Deferred income taxes, net	31.7	31.7
Other noncurrent assets	27.2	28.2
Total assets	$871.6	$883.3
LIABILITIES
Accounts payable	$54.8	$36.3
Operating lease liabilities	18.5	17.9
Accrued liabilities	129.7	207.2
Total current liabilities	203.0	261.4
Long-term debt	194.1	124.0
Deferred compensation liabilities	19.5	19.8
Pension and other postretirement benefits plan liabilities	39.3	40.6
Noncurrent operating lease liabilities	40.5	39.4
Other noncurrent liabilities	21.3	21.1
Total liabilities	517.7	506.3
Commitments and Contingencies (Note 7)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and outstanding: 36.8 shares and 32.4 shares in 2022 (2021 - 35.9 shares and 33.0 shares)	0.4	0.4
Treasury stock, at cost: 4.4 shares in 2022 (2021 - 2.9 shares)	(111.1)	(57.1)
Additional paid-in capital	264.4	260.6
Retained earnings	277.8	251.4
Accumulated other comprehensive loss	(77.6)	(78.3)
Total equity	353.9	377.0
Total liabilities and equity	$871.6	$883.3

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Cash Flows

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net earnings	$26.4	$35.2
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	10.7	9.8
Provision for expected losses on accounts receivable	2.3	1.1
Share-based compensation	3.6	3.1
Deferred income taxes	(0.2)	3.2
Net pension plan income	(0.2)	(1.0)
Amortization of right-of-use assets	4.1	4.4
Other	0.2	0.9
Changes in operating assets and liabilities:
Accounts receivable, net	(22.2)	(63.1)
Prepaid expenses and other current assets	(12.2)	(14.3)
Accounts payable	16.4	4.0
Income taxes payable and receivable	5.3	5.0
Accrued liabilities and other	(81.1)	(20.5)
Operating lease liabilities	(5.0)	(5.8)
Pension and other postretirement benefits plan contributions	(0.3)	(0.3)
Net cash used in operating activities	(52.2)	(38.3)
INVESTING ACTIVITIES
Capital expenditures	(9.9)	(8.0)
Net cash used in investing activities	(9.9)	(8.0)
FINANCING ACTIVITIES
Revolving facility borrowings	113.0	105.0
Payments on revolving facility borrowings	(43.0)	(83.0)
Treasury share repurchases	(52.6)	(11.2)
Proceeds from exercise of stock options	0.3	—
Finance lease payments	(0.4)	—
Net cash provided by financing activities	17.3	10.8
Effect of exchange rate on cash and cash equivalents	0.7	0.4
Net decrease in cash and cash equivalents	(44.1)	(35.1)
Cash and cash equivalents at beginning of year	54.5	73.6
Cash and cash equivalents at end of period	$10.4	$38.5
Supplemental cash flow information
Income taxes paid (net of refunds)	$2.5	$2.5
Interest paid	$0.9	$0.3

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	35.9	$0.4	2.9	$(57.1)	$260.6	$251.4	$(78.3)	$377.0
Net earnings	—	—	—	—	—	26.4	—	26.4
Other comprehensive income	—	—	—	—	—	—	0.7	0.7
Share-based compensation	—	—	—	—	3.6	—	—	3.6
Common stock repurchases	—	—	1.2	(42.1)	—	—	—	(42.1)
Issuance of share-based awards, net of withholdings and other	0.9	—	0.3	(11.9)	0.2	—	—	(11.7)
Balance at March 31, 2022	36.8	$0.4	4.4	$(111.1)	$264.4	$277.8	$(77.6)	$353.9

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	34.9	$0.3	1.6	$(16.0)	$238.8	$105.5	$(80.8)	$247.8
Net earnings	—	—	—	—	—	35.2	—	35.2
Other comprehensive income	—	—	—	—	—	—	1.5	1.5
Share-based compensation	—	—	—	—	3.1	—	—	3.1
Common stock repurchases	—	—	0.1	(3.4)	—	—	—	(3.4)
Issuance of share-based awards, net of withholdings and other	0.7	0.1	0.3	(8.3)	—	—	—	(8.2)
Balance at March 31, 2021	35.6	$0.4	2.0	$(27.7)	$241.9	$140.7	$(79.3)	$276.0

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 1. Overview, Basis of Presentation and Significant Accounting Policies

Description of Business

DFIN is a leading global risk and compliance solutions company. The Company provides regulatory filing and deal solutions via its software, technology-enabled services and print and distribution solutions to public and private companies, mutual funds and other regulated investment firms, to serve its clients’ regulatory and compliance needs. DFIN helps its clients comply with applicable regulations where and how they want to work in a digital world, providing numerous solutions tailored to each client’s precise needs. The prevailing trend is toward clients choosing to utilize the Company’s software solutions, in conjunction with its tech-enabled services, to meet their document and filing needs, while at the same time shifting away from physical print and distribution of documents, except for cases where it is still regulatorily required or requested by investors.

The Company serves its clients’ regulatory and compliance needs throughout their respective life cycles. For its capital markets clients, the Company offers solutions that allow public companies to comply with applicable U.S. Securities and Exchange Commission (“SEC”) regulations including filing agent services, digital document creation and online content management tools that support their corporate financial transactions and regulatory reporting; solutions to facilitate clients’ communications with their investors; and virtual data rooms and other deal management solutions. For investment companies, including mutual fund, insurance-investment and alternative investment companies, the Company provides solutions for creating, compiling and filing regulatory communications as well as solutions for investors designed to improve the access to and accuracy of their investment information.

Services and Products

The Company separately reports its net sales and related cost of sales for its software solutions, tech-enabled services and print and distribution offerings. The Company’s software solutions consist of Venue® Virtual Data Room (“Venue”), ActiveDisclosure®, eBrevia and the Arc Suite software platform ("Arc Suite"), among others. The Company’s tech-enabled services offerings consist of document composition, compliance-related SEC Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) filing services and transaction solutions. The Company’s print and distribution offerings primarily consist of conventional and digital printed products and related shipping.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Allowance for Expected Losses—Transactions affecting the current expected credit loss (“CECL”) reserve during the three months ended March 31, 2022 and 2021 were as follows:

	March 31,
	2022	2021
Balance, beginning of year (a)	$12.7	$10.5
Provisions charged to expense	2.3	1.1
Write-offs, reclassifications and other	(0.5)	1.0
Balance, end of period (a)	$14.5	$12.6

__________

(a)
As of March 31, 2022, the CECL reserve balance was comprised of a $13.5 million provision for accounts receivable and a $1.0 million provision for unbilled receivables and contract assets. As of December 31, 2021, the CECL reserve balance was comprised of a $12.0 million provision for accounts receivable and a $0.7 million provision for unbilled receivables and contract assets.

Property, Plant and Equipment, net—The components of the Company’s property, plant and equipment, net at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Land	$0.3	$0.3
Buildings	20.6	20.8
Machinery and equipment	69.4	68.5
	90.3	89.6
Less: Accumulated depreciation	(71.9)	(70.9)
Total	$18.4	$18.7

Depreciation expense was $1.6 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively.

Assets Held for Sale—As of March 31, 2022 and December 31, 2021, the Company had land held for sale with a carrying value of $2.6 million. On August 20, 2021, the Company entered into an agreement to sell the land for $12.9 million. The closing of this transaction is subject to a due diligence period, a period to obtain needed entitlements and customary closing conditions. There is no assurance that this sale will be completed.

Software—Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software, excluding amortization expense related to other intangible assets, was $8.9 million and $8.2 million for the three months ended March 31, 2022 and 2021, respectively.

Investments—The carrying value of the Company’s investments in equity securities was $8.0 million at both March 31, 2022 and December 31, 2021. The Company measures its equity securities that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes. During the three months ended March 31, 2021, the Company recorded an unrealized loss of $0.2 million resulting from an observable price change of an investment due to an orderly transaction for an identical or similar investment.

Recently Issued Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts, rather than at fair value. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Adoption of this standard is not expected to have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 2. Revenue

Revenue Recognition

The Company manages highly-customized data and materials to enable filings with the SEC on behalf of its customers as well as performs eXtensible Business Reporting Language (“XBRL”) and other services. Clients are provided with EDGAR filing services, XBRL compliance services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among other services. The Company provides software solutions to public and private companies, mutual funds and other regulated investment firms to serve their regulatory and compliance needs, including Venue, Arc Suite, ActiveDisclosure and data and analytics, among others, and provides digital document creation, online content management and print and distribution solutions.

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

Disaggregation of Revenue

The following table disaggregates revenue between tech-enabled services, software solutions and print and distribution by reportable segment:

	Three Months Ended March 31,
	2022				2021
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$44.7	$—	$44.7	$—	$38.5	$—	$38.5
Capital Markets - Compliance and Communications Management	71.1	—	32.5	103.6	96.0	—	42.5	138.5
Investment Companies - Software Solutions	—	25.1	—	25.1	—	21.8	—	21.8
Investment Companies - Compliance and Communications Management	20.6	—	17.0	37.6	22.5	—	24.0	46.5
Total net sales	$91.7	$69.8	$49.5	$211.0	$118.5	$60.3	$66.5	$245.3

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Unbilled Receivables and Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in unbilled receivables, contract assets or contract liabilities. Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists and therefore invoicing has not yet occurred. The Company generally estimates contract assets based on the historical selling price adjusted for its current experience and expected resolution of the variable consideration of the completed performance obligation. When the Company’s contracts contain variable consideration, the variable consideration is recognized only to the extent that it is probable that a significant revenue reversal will not occur in a future period. As a result, the estimated revenue and contract assets may be constrained until the uncertainty associated with the variable consideration is resolved, which generally occurs in less than one year. Contract assets were $30.8 million and $24.9 million at March 31, 2022 and December 31, 2021, respectively. Generally, the contract assets balance is impacted by the recognition of additional revenue, amounts invoiced to customers and changes in the level of constraint applied to variable consideration. Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price and management’s assessment of realizable selling price. Unbilled receivables were $71.7 million and $46.7 million at March 31, 2022 and December 31, 2021, respectively. Unbilled receivables and contract assets are included in accounts receivable on the Unaudited Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2022 and 2021, amounts recognized as revenue exceeded the estimates for performance obligations satisfied as of December 31, 2021 and December 31, 2020 by approximately $3.2 million and $16.0 million, respectively, primarily due to changes in the Company’s estimate of variable consideration and the application of the constraint.

Substantially all of the Company’s contracts with significant remaining performance obligations have an initial expected duration of one year or less. As of March 31, 2022, the future estimated revenue related to unsatisfied or partially satisfied performance obligations under contracts with an original contractual term in excess of one year was approximately $100 million, of which approximately 44% is expected to be recognized as revenue over the succeeding twelve months, and the remainder recognized thereafter.

Contract liabilities consist of deferred revenue and progress billings which are included in accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. During the three months ended March 31, 2022 and March 31, 2021, the Company recognized $16.1 million and $10.4 million of revenue that was included in the deferred revenue balance as of January 1, 2022 and January 1, 2021, respectively. Changes in contract liabilities were as follows:

Balance at January 1, 2022	$36.0
Deferral of revenue	34.2
Revenue recognized	(27.9)
Balance at March 31, 2022	$42.3

Balance at January 1, 2021	$21.7
Deferral of revenue	25.7
Revenue recognized	(17.5)
Balance at March 31, 2021	$29.9

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 3. Goodwill and Other Intangible Assets

Goodwill—The goodwill balances by reportable segment were as follows:

	Gross book value at December 31, 2021	Accumulated impairment charges at December 31, 2021	Net book value at December 31, 2021	Foreign exchange and other adjustments	Net book value at March 31, 2022
Capital Markets - Software Solutions	$103.7	$—	$103.7	$—	$103.7
Capital Markets - Compliance and Communications Management	253.1	—	253.1	(0.1)	253.0
Investment Companies - Software Solutions	53.2	—	53.2	—	53.2
Investment Companies - Compliance and Communications Management	40.6	(40.6)	—	—	—
Total	$450.6	$(40.6)	$410.0	$(0.1)	$409.9

Other Intangible Assets—The components of other intangible assets at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships (useful life of 15 years)	$10.4	$(2.3)	$8.1	$10.4	$(2.1)	$8.3
Trade names (useful life of 5 years)	1.0	(0.6)	0.4	1.0	(0.6)	0.4
Total other intangible assets (a)	$11.4	$(2.9)	$8.5	$11.4	$(2.7)	$8.7

__________

(a)
The weighted-average remaining useful life of the unamortized intangible assets as of March 31, 2022 is approximately eleven years.

The following table outlines the estimated annual amortization expense related to other intangible assets:

For the year ending December 31,	Amount
2022 (excluding the three months ended March 31, 2022)	$0.6
2023	0.9
2024	0.7
2025	0.7
2026	0.7
2027 and thereafter	4.9
Total	$8.5

Note 4. Leases

The Company has operating leases for certain service centers, office space, warehouses and equipment. The Company made payments of $5.5 million and $6.3 million for the three months ended March 31, 2022 and 2021, respectively, related to its operating lease liabilities.

The Company has finance leases, primarily related to certain IT equipment. During the three months ended March 31, 2022, the Company made payments of $0.4 million related to its finance lease liabilities.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The components of lease expense were as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease expense:
Operating lease expense	$4.5	$4.9
Sublease income	(1.1)	(1.1)
Net operating lease expense	$3.4	$3.8

Finance lease expense:
Amortization of ROU assets	$0.4	$—
Interest on lease liabilities	0.1	—
Total finance lease expense	$0.5	$—

The Company’s finance leases are presented within the Company’s Unaudited Condensed Consolidated Balance Sheets as follows:

	March 31, 2022	December 31, 2021
Property, plant and equipment, net	$7.9	$7.5

Accrued liabilities	$1.8	$1.6
Other noncurrent liabilities	6.2	5.9
Total	$8.0	$7.5

Note 5. Restructuring, Impairment and Other Charges, net

Restructuring, Impairment and Other Charges, net recognized in Results of Operations

The Company records restructuring charges associated with management-approved restructuring plans, which could include the elimination of job functions, closure or relocation of facilities, reorganization of operations, changes in management structure, workforce reductions or other actions. Restructuring charges may include ongoing and enhanced termination benefits related to employee separations, contract termination costs and other related costs associated with exit or disposal activities.

For the three months ended March 31, 2022 and 2021, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Other Charges	Total
Three Months Ended March 31, 2022
Capital Markets - Software Solutions	$0.8	$—	$0.8
Capital Markets - Compliance and Communications Management	0.3	0.1	0.4
Investment Companies - Software Solutions	0.1	—	0.1
Investment Companies - Compliance and Communications Management	0.4	—	0.4
Corporate	—	0.1	0.1
Total	$1.6	$0.2	$1.8

	Employee Terminations	Other Restructuring Charges	Total
Three Months Ended March 31, 2021
Investment Companies - Compliance and Communications Management	$0.1	$0.6	$0.7
Corporate	0.1	—	0.1
Total	$0.2	$0.6	$0.8

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the three months ended March 31, 2022, the Company recorded net restructuring charges of $1.6 million related to employee termination costs for approximately 60 employees, the majority of whom will be terminated by December 31, 2022. The restructuring actions were related primarily to the reorganization of certain capital markets software operations and the relocation of a digital print facility.

Restructuring Reserve – Employee Terminations

The Company’s employee terminations liability is included in accrued liabilities in the Company’s Unaudited Condensed Consolidated Balance Sheets. Changes in the accrual for employee terminations during the three months ended March 31, 2022, were as follows:

	December 31, 2021	Restructuring Charges	Cash Paid	March 31, 2022
Employee terminations	$2.4	$1.6	$(0.4)	$3.6

Note 6. Retirement Plans

The components of estimated net pension plan income for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Interest cost	$1.8	$1.6
Expected return on assets	(2.8)	(3.5)
Amortization, net	0.8	0.9
Net pension plan income	$(0.2)	$(1.0)

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

Note 8. Debt

The Company’s debt as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Term Loan A Facility	$125.0	$125.0
Borrowings under the Revolving Facility	70.0	—
Unamortized debt issuance costs	(0.9)	(1.0)
Total long-term debt	$194.1	$124.0

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Credit Agreement—On May 27, 2021 (the "Restatement Effective Date"), the Company amended and restated its credit agreement dated as of September 30, 2016 (as in effect prior to such amendment and restatement, the “Credit Agreement,” and the Credit Agreement, as so amended and restated, the “Amended and Restated Credit Agreement”), by and among the Company, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, to, among other things, provide for a $200.0 million delayed-draw term loan A facility (the "Term Loan A Facility") (bearing interest at a rate equal to the sum of the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 2.00% to 2.50% based upon the Company's Consolidated Net Leverage Ratio), extend the maturity of the $300.0 million revolving credit facility (the "Revolving Facility") to May 27, 2026 and modify the financial maintenance and negative covenants in the Credit Agreement. The Amended and Restated Credit Agreement contains a number of covenants, including a minimum Interest Coverage Ratio and the Consolidated Net Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $20.0 million in the aggregate.

Term Loan A Facility—The unpaid principal amount of the Term Loan A Facility is due and payable in full on May 27, 2026. Voluntary prepayments of the Term Loan A Facility are permitted at any time without premium or penalty. The weighted-average interest rate on borrowings under the Term Loan A Facility was 2.3% for the three months ended March 31, 2022. The fair value of the Term Loan A Facility was $123.5 million and $124.2 million as of March 31, 2022 and December 31, 2021, respectively, and was determined to be Level 2 under the fair value hierarchy.

Revolving Facility—As of March 31, 2022, there were $70.0 million borrowings outstanding under the Revolving Facility. The weighted average interest rate on borrowings under the Revolving Facility was 3.7% and 3.3% for the three months ended March 31, 2022 and 2021, respectively. The fair value of the Company's borrowings under the Revolving Facility is classified as Level 2 under the fair value hierarchy and approximated its carrying value as of March 31, 2022, as the Revolving Facility carries a variable rate of interest reflecting current market rates.

The following table summarizes interest expense, net included in the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2022	2021
Interest incurred	$1.6	$5.4
Less: Other interest income	(0.1)	(0.1)
Interest expense, net (a)	$1.5	$5.3

__________

(a)
Interest expense, net for the three months ended March 31, 2021 included interest expense related to the Company's 8.25% Senior Notes Due 2024, which were repaid in full in the fourth quarter of 2021.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 9. Earnings per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock units ("RSUs"), performance share units ("PSUs") and restricted stock.

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Net earnings per share:
Basic	$0.80	$1.05
Diluted	$0.77	$1.02
Numerator:
Net earnings	$26.4	$35.2
Denominator:
Basic weighted average number of common shares outstanding	32.9	33.6
Dilutive awards	1.5	0.9
Diluted weighted average number of common shares outstanding	34.4	34.5
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	—	0.2

Note 10. Share-based Compensation

The Company’s share-based compensation plan under which it may grant future awards, the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan (as amended, the “2016 PIP”), was approved by the Board of Directors (the “Board”) and the Company’s stockholders and provides incentives to key employees of the Company. Awards under the 2016 PIP may include cash or stock bonuses, stock options, stock appreciation rights, restricted stock, PSUs, performance cash awards or RSUs. In addition, non-employee members of the Board may receive awards under the 2016 PIP. At March 31, 2022, there were 3.6 million remaining shares of common stock authorized and available for grant under the 2016 PIP. Increases to the shares of common stock available for issuance under the 2016 PIP requires stockholder approval.

The Company recognizes compensation expense for share-based awards based on estimated grant date fair values as well as certain assumptions, as further disclosed in Note 12, Share-based Compensation, of the Annual Report.

Total compensation expense related to all share-based compensation awards was $3.6 million and $3.1 million for the three months ended March 31, 2022 and 2021, respectively. The income tax benefit related to share-based compensation expense was $2.8 million and $3.8 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, $33.6 million of total unrecognized expense related to share-based compensation awards is expected to be recognized over a weighted-average period of 2.1 years.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Stock Options

There were no stock options granted during the three months ended March 31, 2022. A summary of activity and weighted-average exercise prices related to the stock options were as follows:

	Shares Under Option (thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2021	562	$18.30
Exercised	(13)	20.92
Cancelled/forfeited/expired	(15)	22.27
Outstanding at March 31, 2022	534	$18.12
Vested and expected to vest at March 31, 2022	533	$18.13
Vested and exercisable at March 31, 2022	490	$18.48

As of March 31, 2022, $0.2 million of unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock Units

RSU awards as of March 31, 2022 and December 31, 2021, and changes during the three months ended March 31, 2022, were follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2021	1,159	$17.71
Granted	314	31.04
Vested	(488)	14.71
Nonvested at March 31, 2022	985	$23.45

As of March 31, 2022, $19.6 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 2.3 years.

Performance Share Units

PSU awards as of March 31, 2022 and December 31, 2021, and changes during the three months ended March 31, 2022, were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2021	953	$16.77
Granted	340	26.89
Vested	(409)	13.49
Nonvested at March 31, 2022	884	$21.19

During the three months ended March 31, 2022, 340 thousand PSUs were granted to certain executive officers and senior management, 256 thousand of which related to the 2022 performance grant and 84 thousand of which related to additional shares issued during the three months ended March 31, 2022 due to the achievement of certain targets for the year ended December 31, 2021. The total potential payout for 2022 awards granted during the three months ended March 31, 2022 is payable upon the achievement of certain established performance targets and ranges from zero to 510 thousand shares.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

PSU awards consist of four performance periods, including three annual performance periods and one three-year cumulative performance period.

Year Granted	Performance / Service Period	Estimated or Actual Attainment	PSUs Outstanding as of March 31, 2022 (Thousands)	Estimated PSU Attainment or Actual PSUs Earned (Thousands)
2022	2022	100% (a)	64	64
2022	2023	(b)	64	—
2022	2024	(b)	64	—
2022	2022-2024	100% (c)	64	64
			256	128

2021	2021	200% (d)	77	154
2021	2022	100% (a)	77	77
2021	2023	(b)	77	—
2021	2021-2023	100% (c)	77	77
			308	308

2020	2020	138% (d)	80	110
2020	2021	200% (d)	80	160
2020	2022	100% (a)	80	80
2020	2020-2022	163% (a)	80	130
			320	480

__________

(a)
Amounts represent estimated attainment and estimated PSUs.
(b)
As the performance period has not yet commenced, expense is not being recognized.
(c)
Expense for the cumulative performance/service period is recognized at 100% of the estimated attainment until the end of the second service year.
(d)
Amounts represent actual attainment and actual PSUs earned as the performance period is complete.

As of March 31, 2022, $13.8 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted average period of 1.7 years.

Note 11. Capital Stock

The Company has authorized for issuance 65 million shares of $0.01 par value common stock and one million shares of $0.01 par value preferred stock. The Board may divide the preferred stock into one or more series and fix the redemption, dividend, voting, conversion, sinking fund, liquidation and other rights. The Company has no present plans to issue any preferred stock.

Common Stock Repurchases—On February 17, 2022, the Board authorized an increase to its previously approved stock repurchase program to bring the total remaining available repurchase authorization for shares on or after February 17, 2022 to $150 million and extended the expiration date of the repurchase program through December 31, 2023.

The stock repurchase program may be suspended or discontinued at any time. The timing and amount of any shares repurchased are determined by the Company based on its evaluation of market conditions and other factors and may be completed from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so.

For the three months ended March 31, 2022 and 2021, the Company repurchased 1,227,303 shares for $42.1 million at an average price of $34.26 per share and 126,682 shares for $3.4 million at an average price of $26.92 per share, respectively. As of March 31, 2022, the remaining authorized amount was $123.0 million.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 12. Comprehensive Income

The components of other comprehensive income and income tax expense allocated to each component for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31, 2022
	Before Tax	Income Tax	Net of Tax
Translation adjustments	$0.1	$—	$0.1
Adjustment for net periodic pension and other postretirement benefits plans	0.8	0.2	0.6
Other comprehensive income	$0.9	$0.2	$0.7

	Three Months Ended March 31, 2021
	Before Tax	Income Tax	Net of Tax
Translation adjustments	$1.0	$0.1	$0.9
Adjustment for net periodic pension and other postretirement benefits plans	0.9	0.3	0.6
Other comprehensive income	$1.9	$0.4	$1.5

The following table summarizes changes in accumulated other comprehensive loss by component for the three months ended March 31, 2022:

	Pension and Other Postretirement Benefits Plans Cost	Translation Adjustments	Total
Balance at December 31, 2021	$(64.4)	$(13.9)	$(78.3)
Other comprehensive income before reclassifications	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive loss	0.6	—	0.6
Net change in accumulated other comprehensive loss	0.6	0.1	0.7
Balance at March 31, 2022	$(63.8)	$(13.8)	$(77.6)

The following table summarizes changes in accumulated other comprehensive loss by component for the three months ended March 31, 2021:

	Pension and Other Postretirement Benefits Plans Cost	Translation Adjustments	Total
Balance at December 31, 2020	$(67.6)	$(13.2)	$(80.8)
Other comprehensive income before reclassifications	—	0.9	0.9
Amounts reclassified from accumulated other comprehensive loss	0.6	—	0.6
Net change in accumulated other comprehensive loss	0.6	0.9	1.5
Balance at March 31, 2021	$(67.0)	$(12.3)	$(79.3)

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Amortization of pension and other postretirement benefits plans cost:
Net actuarial loss (a)	$0.8	$0.9
Reclassifications before tax	0.8	0.9
Income tax expense	0.2	0.3
Reclassifications, net of tax	$0.6	$0.6

(a)
These accumulated other comprehensive loss components are included in the calculation of net periodic pension and other postretirement benefits plans income recognized in investment and other income, net in the Unaudited Condensed Consolidated Statements of Operations (see Note 6, Retirement Plans).

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

Capital Markets

The Company provides software solutions, tech-enabled services and print and distribution solutions to public and private companies for deal solutions and compliance to companies that are, or are preparing to become, subject to the filing and reporting requirements of the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act. Capital markets clients leverage the Company’s software offerings, proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the EDGAR system for their transactional and ongoing compliance needs. The Company assists its capital markets clients throughout the course of initial public offerings, secondary offerings, mergers and acquisitions, public and private debt offerings, leveraged buyouts, spinouts, special purpose acquisition company ("SPAC") and de-SPAC transactions and other similar transactions. In addition, the Company provides clients with compliance solutions to prepare their ongoing required Exchange Act filings that are compatible with the SEC’s EDGAR system, most notably Form 10-K, Form 10-Q, Form 8-K and proxy filings. The Company’s operating segments associated with its capital markets services and product offerings are as follows:

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

Investment Companies – Compliance & Communications Management—The Company provides its investment companies clients tech-enabled services to prepare and file registration forms, as well as XBRL-formatted filings pursuant to the Investment Company Act, through the SEC’s EDGAR system. In addition, the Company provides print and distribution solutions for its clients to communicate with their investors.

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision maker and is most consistent with the presentation of profitability reported within the Unaudited Condensed Consolidated Financial Statements.

	Net Sales	Income (Loss) from Operations	Assets(a)	Depreciation and Amortization	Capital Expenditures
Three Months Ended March 31, 2022
Capital Markets - Software Solutions	$44.7	$4.3	$189.9	$5.1	$5.3
Capital Markets - Compliance and Communications Management	103.6	28.9	437.2	1.5	0.7
Investment Companies - Software Solutions	25.1	6.2	99.4	2.9	3.0
Investment Companies - Compliance and Communications Management	37.6	8.1	53.1	1.1	0.6
Total operating segments	211.0	47.5	779.6	10.6	9.6
Corporate	—	(12.2)	92.0	0.1	0.3
Total	$211.0	$35.3	$871.6	$10.7	$9.9

	Net Sales	Income (Loss) from Operations	Assets(a)	Depreciation and Amortization	Capital Expenditures
Three Months Ended March 31, 2021
Capital Markets - Software Solutions	$38.5	$6.5	$171.6	$3.7	$3.7
Capital Markets - Compliance and Communications Management	138.5	59.1	448.7	1.5	0.6
Investment Companies - Software Solutions	21.8	2.0	97.6	3.6	1.8
Investment Companies - Compliance and Communications Management	46.5	6.3	65.2	1.0	0.5
Total operating segments	245.3	73.9	783.1	9.8	6.6
Corporate	—	(23.0)	117.0	—	1.4
Total	$245.3	$50.9	$900.1	$9.8	$8.0

__________

(a)
Certain assets are recorded within a segment based on predominant usage, however, as they benefit more than one segment, the related operating expenses are allocated between segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this management’s discussion and analysis, unless otherwise specified or the context otherwise requires, the “Company,” “DFIN,” “we,” “our,” and “us” refer to Donnelley Financial Solutions, Inc. and its consolidated subsidiaries. This discussion and analysis should be read together with the Company’s Unaudited Condensed Consolidated Financial Statements and the notes thereto, as well as the Company’s audited Consolidated Financial Statements for the year ended December 31, 2021.

Company Overview

DFIN is a leading global risk and compliance solutions company. The Company provides regulatory filing and deal solutions via its software, technology-enabled services and print and distribution solutions to public and private companies, mutual funds and other regulated investment firms, to serve its clients’ regulatory and compliance needs. DFIN helps its clients comply with applicable regulations where and how they want to work in a digital world, providing numerous solutions tailored to each client’s precise needs. The prevailing trend is toward clients choosing to utilize the Company’s software solutions, in conjunction with its tech-enabled services, to meet their document and filing needs, while at the same time shifting away from physical print and distribution of documents, except for cases where it is still regulatorily required or requested by investors.

The Company serves its clients’ regulatory and compliance needs throughout their respective life cycles. For its capital markets clients, the Company offers solutions that allow public companies to comply with applicable U.S. Securities and Exchange Commission ("SEC") regulations including filing agent services, digital document creation and online content management tools that support their corporate financial transactions and regulatory reporting; solutions to facilitate clients’ communications with their investors; and virtual data rooms and other deal management solutions. For investment companies, including mutual fund, insurance-investment and alternative investment companies, the Company provides solutions for creating, compiling and filing regulatory communications as well as solutions for investors designed to improve the access to and accuracy of their investment information.

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

Market Volatility/Cyclicality and Seasonality

The Company’s Capital Markets segments (CM-SS and CM-CCM), in particular, are subject to market volatility in the United States and world economy, as the success of the transactional and Venue offerings is largely dependent on the global market for initial public offerings ("IPOs"), secondary offerings, mergers and acquisitions ("M&A"), public and private debt offerings, leveraged buyouts, spinouts, special purpose acquisition company ("SPAC") and de-SPAC transactions and other similar transactions. A variety of factors impact the global markets for transactions, including economic activity levels, market volatility, the regulatory and political environment, geopolitical and civil unrest and global pandemics, among others. Due to the significant net sales and profitability derived from transactional and Venue offerings, market volatility can lead to uneven financial performance when comparing to previous periods. U.S. IPOs, M&A transactions and public debt offerings were also disrupted by the U.S. federal government shutdown that occurred, most recently, from December 2018 to January 2019. Future government shutdowns could result in additional volatility. The Company mitigates a portion of this volatility through its compliance offerings, supporting the quarterly and annual public company reporting processes through its filing services and ActiveDisclosure, as well as its Investment Companies segments (IC-SS and IC-CCM) regulatory and stockholder communications offerings, including Arc Suite. The Company also mitigates some of that risk by offering services in higher demand during a down market, such as document management tools for the bankruptcy/restructuring process and by moving upstream in the filing process with products like Venue.

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

COVID-19

In December 2019, a novel strain of coronavirus, known as COVID-19 (“COVID-19”), was identified and subsequently characterized as a pandemic. Although COVID-19 has adversely impacted the Company’s financial condition, results of operations and overall financial performance, the extent of any further impact is currently uncertain and depends on factors including the impact on the Company’s customers, employees and vendors.

The COVID-19 pandemic has had and may continue to have a material adverse impact on certain of the Company’s customers’ financial results, which has and may continue to force those clients to alter their plans for purchasing the Company’s services and products. There remains uncertainty for future periods with the COVID-19 pandemic, including potentially new strains of COVID-19, resulting in renewal of mitigation measures, including targeted shutdowns. Some of this volatility is mitigated through the Company’s compliance offerings, supporting the quarterly and annual public company reporting processes, as well as its investment companies regulatory and stockholder communications offerings. The Company continues to work closely with its clients to help them access the Company's services and products and continue to meet their regulatory requirements. If the Company’s customers reduce, defer or cancel their spending with DFIN, it would materially adversely impact the Company’s business, results of operations and overall financial performance.

In response to the COVID-19 pandemic, the Company has taken numerous steps, and will continue to take further actions to ensure the safety of the Company's employees. The Company also incurred and may continue to incur certain expenses related to the COVID-19 pandemic, however, the impact of such costs on the Company's business, results of operations, liquidity and overall financial performance cannot be predicted at this time.

Services and Products

The Company separately reports its net sales and related cost of sales for its software solutions, tech-enabled services and print and distribution offerings. The Company’s software solutions consist of Venue, ActiveDisclosure, eBrevia and Arc Suite, among others. The Company’s tech-enabled services offerings consist of document composition, compliance-related SEC Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) filing services and transaction solutions. The Company’s print and distribution offerings primarily consist of conventional and digital printed products and related shipping.

Government Regulation and Regulatory Impact

The SEC is adopting new as well as amending existing rules and forms to modernize the reporting and disclosure of information under the Securities Act of 1933, as amended (the "Securities Act"), the Securities Acts of 1934, as amended (the "Exchange Act") and the Investment Company Act of 1940, as amended (the “Investment Company Act”). These actions, primarily within the Investment Companies business, are driving significant regulatory changes which impact the Company’s customers, and have enabled the Company to accelerate its transition from print and distribution to software solutions.

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

Segments

The Company's four operating and reportable segments are: Capital Markets – Software Solutions (“CM-SS”), Capital Markets – Compliance and Communications Management (“CM-CCM”), Investment Companies – Software Solutions (“IC-SS”), and Investment Companies – Compliance and Communications Management (“IC-CCM”). Corporate is not an operating segment and consists primarily of unallocated selling, general and administrative ("SG&A") activities and associated expenses including, in part, executive, legal, finance and certain facility costs. In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefits plans expense (income) as well as share-based compensation expense, are included in Corporate and not allocated to the operating segments.

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

Investment Companies

The Company provides software solutions, tech-enabled services and print, distribution and fulfillment solutions to its investment companies clients that are subject to the filing and reporting requirements of the Investment Company Act as well as European and Canadian regulations, primarily mutual fund companies, alternative investment companies, insurance companies and third-party fund administrators. The Company’s operating segments associated with its investment companies services and products offerings are as follows:

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

Executive Overview

First Quarter Overview

Net sales for the three months ended March 31, 2022 decreased by $34.3 million, or 14.0%, to $211.0 million from $245.3 million for the three months ended March 31, 2021, including a $0.5 million, or 0.2%, decrease due to changes in foreign currency exchange rates. Net sales decreased primarily due to lower capital markets transactional volumes and lower print volumes as a result of SEC Rule 30e-3 eliminating print requirements, partially offset by higher software solutions volume in ActiveDisclosure, Arc Suite and Venue and higher capital markets compliance volume.

Income from operations for the three months ended March 31, 2022 decreased by $15.6 million, or 30.6%, to $35.3 million from $50.9 million for the three months ended March 31, 2021, primarily due to lower sales volumes and an unfavorable sales mix, partially offset by a $7.3 million decrease in expense related to the LSC multiemployer pension plans obligation and lower incentive compensation expense.

Financial Review

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s significant accounting policies and critical estimates are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 22, 2022 (the “Annual Report”).

In the financial review that follows, the Company discusses its unaudited condensed consolidated results of operations, cash flows and certain other information. This discussion should be read in conjunction with the Company’s Unaudited Condensed Consolidated Financial Statements and the related notes thereto.

Results of Operations for the Three Months Ended March 31, 2022 as Compared to the Three Months Ended March 31, 2021

The following table shows the results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Net sales
Tech-enabled services	$91.7	$118.5	$(26.8)	(22.6%)
Software solutions	69.8	60.3	9.5	15.8%
Print and distribution	49.5	66.5	(17.0)	(25.6%)
Total net sales	211.0	245.3	(34.3)	(14.0%)
Cost of sales (a)
Tech-enabled services	37.7	41.0	(3.3)	(8.0%)
Software solutions	27.5	24.5	3.0	12.2%
Print and distribution	33.7	44.8	(11.1)	(24.8%)
Total cost of sales	98.9	110.3	(11.4)	(10.3%)
Selling, general and administrative expenses (a)	64.3	73.5	(9.2)	(12.5%)
Depreciation and amortization	10.7	9.8	0.9	9.2%
Restructuring, impairment and other charges, net	1.8	0.8	1.0	nm
Income from operations	35.3	50.9	(15.6)	(30.6%)
Interest expense, net	1.5	5.3	(3.8)	(71.7%)
Investment and other income, net	(0.2)	(0.8)	0.6	(75.0%)
Earnings before income taxes	34.0	46.4	(12.4)	(26.7%)
Income tax expense	7.6	11.2	(3.6)	(32.1%)
Net earnings	$26.4	$35.2	$(8.8)	(25.0%)

(a)
Exclusive of depreciation and amortization.

nm – Not meaningful

Consolidated

Net sales of tech-enabled services of $91.7 million for the three months ended March 31, 2022 decreased $26.8 million, or 22.6%, as compared to the three months ended March 31, 2021. Net sales of tech-enabled services decreased primarily due to lower capital markets transactional volumes, partially offset by higher capital markets compliance volumes.

Net sales of software solutions of $69.8 million for the three months ended March 31, 2022 increased $9.5 million, or 15.8%, as compared to the three months ended March 31, 2021. Net sales of software solutions increased primarily due to higher ActiveDisclosure, Venue and ArcReporting volumes.

Net sales of print and distribution of $49.5 million for the three months ended March 31, 2022 decreased $17.0 million, or 25.6%, as compared to the three months ended March 31, 2021. Net sales of print and distribution decreased primarily due to decreased capital markets transactional volumes and lower insurance and investment companies compliance volumes as a result of SEC Rule 30e-3 eliminating print requirements.

Tech-enabled services cost of sales of $37.7 million for the three months ended March 31, 2022 decreased $3.3 million, or 8.0%, as compared to the three months ended March 31, 2021. Tech-enabled services cost of sales decreased primarily due to lower sales volumes and lower incentive compensation expense, partially offset by an unfavorable sales mix. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales increased 6.5%, primarily driven by an unfavorable sales mix, partially offset by lower incentive compensation expense.

Software solutions cost of sales of $27.5 million for the three months ended March 31, 2022 increased $3.0 million, or 12.2%, as compared to the three months ended March 31, 2021. Software solutions cost of sales increased primarily due to the impact of higher sales volumes and a higher allocation of overhead costs. As a percentage of software solutions net sales, software solutions cost of sales decreased 1.2%, primarily driven by higher sales volumes, partially offset by a higher allocation of overhead costs.

Print and distribution cost of sales of $33.7 million for the three months ended March 31, 2022 decreased $11.1 million, or 24.8%, as compared to the three months ended March 31, 2021. Print and distribution cost of sales decreased primarily due to lower sales volumes and a lower allocation of overhead costs. As a percentage of print and distribution net sales, print and distribution cost of sales increased 0.7% primarily driven by lower sales volumes, partially offset by a lower allocation of overhead costs.

SG&A expenses of $64.3 million for the three months ended March 31, 2022 decreased $9.2 million, or 12.5%, as compared to the three months ended March 31, 2021. SG&A expenses decreased primarily due to a $7.3 million decrease in expense related to the LSC multiemployer pension plans obligation and lower incentive compensation expense. As a percentage of net sales, SG&A expenses increased to 30.5% for the three months ended March 31, 2022 from 30.0% for the three months ended March 31, 2021, primarily due to lower sales volumes, partially offset by lower expense related to the LSC multiemployer pension plans obligation and lower incentive compensation.

Depreciation and amortization of $10.7 million for the three months ended March 31, 2022 increased $0.9 million, or 9.2%, as compared to the three months ended March 31, 2021, primarily due to higher software amortization expense.

Restructuring, impairment and other charges, net of $1.8 million for the three months ended March 31, 2022 increased $1.0 million, as compared to the three months ended March 31, 2021. In 2022, these charges included $1.6 million of employee termination costs for approximately 60 employees and $0.2 million of other charges. In 2021, these charges included $0.2 million of employee termination costs and $0.6 million of other restructuring charges.

Income from operations of $35.3 million for the three months ended March 31, 2022 decreased $15.6 million, or 30.6%, as compared to the three months ended March 31, 2021, primarily due to lower sales volumes and an unfavorable sales mix, partially offset by a $7.3 million decrease in expense related to the LSC multiemployer pension plans obligation and lower incentive compensation expense.

Interest expense, net of $1.5 million for the three months ended March 31, 2022 decreased $3.8 million, or 71.7%, as compared to the three months ended March 31, 2021. Interest expense, net decreased primarily due to the prepayment of the Company's 8.25% Senior Notes Due 2024 during the fourth quarter of 2021 and a lower interest rate on the Term Loan A Facility (as defined below), partially offset by a higher average Revolving Facility (as defined below) balance during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Investment and other income, net of $0.2 million for the three months ended March 31, 2022 decreased $0.6 million, or 75.0%, as compared to the three months ended March 31, 2021, primarily due to a decrease in net pension plan income and other income.

The effective income tax rate was 22.4% for the three months ended March 31, 2022, as compared to 24.1% for the three months ended March 31, 2021. The decrease in the effective income tax rate for the three months ended March 31, 2022 was primarily driven by lower pre-tax earnings and the net favorable impact of discrete adjustments.

Information by Segment

The following tables summarize net sales, income (loss) from operations, operating margin and certain items impacting comparability within each of the operating segments and Corporate.

Capital Markets – Software Solutions

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Net sales	$44.7	$38.5	$6.2	16.1%
Income from operations	4.3	6.5	(2.2)	(33.8%)
Operating margin	9.6%	16.9%
Items impacting comparability
Restructuring, impairment and other charges, net	0.8	—	0.8	nm
Non-income tax, net	(0.2)	0.1	(0.3)	nm

nm – Not meaningful

Net sales of $44.7 million for the three months ended March 31, 2022 increased $6.2 million, or 16.1%, as compared to the three months ended March 31, 2021. Net sales increased primarily due to higher ActiveDisclosure and Venue volumes.

Income from operations of $4.3 million for the three months ended March 31, 2022 decreased $2.2 million, or 33.8%, as compared to the three months ended March 31, 2021, primarily due to an increase in depreciation and amortization expense and a higher allocation of overhead costs, partially offset by higher net sales.

Operating margin decreased from 16.9% for the three months ended March 31, 2021 to 9.6% for the three months ended March 31, 2022, primarily due to an increase in depreciation and amortization expense and a higher allocation of overhead costs.

Capital Markets – Compliance and Communications Management

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Net sales	$103.6	$138.5	$(34.9)	(25.2%)
Income from operations	28.9	59.1	(30.2)	(51.1%)
Operating margin	27.9%	42.7%
Items impacting comparability
Restructuring, impairment and other charges, net	0.4	—	0.4	nm
Non-income tax, net	(0.1)	—	(0.1)	nm
COVID-19 related recoveries, net	—	(0.2)	0.2	(100.0%)

nm – Not meaningful

Net sales of $103.6 million for the three months ended March 31, 2022 decreased $34.9 million, or 25.2%, as compared to the three months ended March 31, 2021. Net sales decreased primarily due to lower transactional volumes, partially offset by higher compliance volumes.

Income from operations of $28.9 million for the three months ended March 31, 2022 decreased $30.2 million, or 51.1%, as compared to the three months ended March 31, 2021, primarily due to lower sales volumes and an unfavorable sales mix, partially offset by lower selling expense as a result of a decrease in sales volume, lower incentive compensation expense and cost savings initiatives.

Operating margins decreased from 42.7% for the three months ended March 31, 2021 to 27.9% for the three months ended March 31, 2022, primarily due to an unfavorable sales mix, partially offset by lower selling expense as a result of a decrease in sales volume, lower incentive compensation expense and cost savings initiatives.

Investment Companies – Software Solutions

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Net sales	$25.1	$21.8	$3.3	15.1%
Income from operations	6.2	2.0	4.2	nm
Operating margin	24.7%	9.2%
Items impacting comparability
Restructuring, impairment and other charges, net	0.1	—	0.1	nm

nm – Not meaningful

Net sales of $25.1 million for the three months ended March 31, 2022 increased $3.3 million, or 15.1%, as compared to the three months ended March 31, 2021. Net sales increased primarily due to increased ArcReporting and ArcDigital volumes.

Income from operations of $6.2 million for the three months ended March 31, 2022 increased $4.2 million as compared to the three months ended March 31, 2021, primarily due to higher sales volumes and lower incentive compensation expense.

Operating margins increased from 9.2% for the three months ended March 31, 2021 to 24.7% for the three months ended March 31, 2022, primarily due to higher sales volumes and lower incentive compensation expense.

Investment Companies – Compliance and Communications Management

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Net sales	$37.6	$46.5	$(8.9)	(19.1%)
Income from operations	8.1	6.3	1.8	28.6%
Operating margin	21.5%	13.5%
Items impacting comparability
Restructuring, impairment and other charges, net	0.4	0.7	(0.3)	(42.9%)
COVID-19 related recoveries, net	—	(0.7)	0.7	(100.0%)

Net sales of $37.6 million for the three months ended March 31, 2022 decreased $8.9 million, or 19.1%, as compared to the three months ended March 31, 2021. Net sales decreased primarily due to lower insurance and investment companies compliance volumes as a result of SEC Rule 30e-3 eliminating print requirements.

Income from operations of $8.1 million for the three months ended March 31, 2022 increased $1.8 million, or 28.6%, as compared to the three months ended March 31, 2021, primarily due to lower incentive compensation expense and a lower allocation of overhead costs, partially offset by lower sales volumes.

Operating margins increased from 13.5% for the three months ended March 31, 2021 to 21.5% for the three months ended March 31, 2022, primarily due to lower incentive compensation expense and a lower allocation of overhead costs.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating expenses	$12.2	$23.0
Items impacting comparability
Share-based compensation expense	3.6	3.1
Restructuring, impairment and other charges, net	0.1	0.1
LSC multiemployer pension plans obligation	—	7.3

Corporate operating expenses for the three months ended March 31, 2022 decreased $10.8 million as compared to the three months ended March 31, 2021, primarily due to the $7.3 million decrease in expense related to the LSC multiemployer pension plans obligation expensed in 2021 and lower incentive compensation expense.

Non-GAAP Measures

The Company believes that certain non-GAAP measures, such as non-GAAP adjusted EBITDA (“Adjusted EBITDA”), provide useful information about the Company’s operating results and enhance the overall ability to assess the Company’s financial performance. The Company uses these measures, together with other measures of performance prepared in accordance with GAAP, to compare the relative performance of operations in planning, budgeting and reviewing the performance of its business. Adjusted EBITDA allows investors to make a more meaningful comparison between the Company’s core business operating results over different periods of time. The Company believes that Adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provides useful information about the Company’s business without regard to potential distortions. By eliminating potential differences in results of operations between periods caused by factors such as historic cost and age of assets, restructuring, impairment and other charges, net, non-income tax, net, loss on equity investment as well as other items, as described below, the Company believes that Adjusted EBITDA can provide a useful additional basis for comparing the current performance of the underlying operations being evaluated.

Adjusted EBITDA is not presented in accordance with GAAP and has important limitations as an analytical tool. These measures should not be considered as a substitute for analysis of the Company’s results as reported under GAAP. In addition, these measures are defined differently by different companies and, accordingly, such measures may not be comparable to similarly-titled measures of other companies. In addition to the factors listed above, the following items are excluded from Adjusted EBITDA:

•
Share-based compensation expense. Although share-based compensation is a key incentive offered to certain of the Company’s employees, business performance is evaluated excluding share-based compensation expenses. Depending upon the size, timing and the terms of grants, share-based compensation expense may vary but will recur in future periods.
•
LSC multiemployer pension plans obligation. As a result of LSC Communications, Inc.'s ("LSC") bankruptcy, the Company recorded charges for estimated payments related to LSC's multiemployer pension plans withdrawal liabilities ("LSC MEPP Liabilities"), as the Company and R.R. Donnelley & Sons Company ("RRD") remained jointly and severally liable for LSC MEPP Liabilities arising prior to the Company's and LSC's spinoff from RRD.
•
COVID-19 related recoveries, net. As a result of incremental expenses (including incremental vendor costs and premium wages paid to certain employees as well as costs to clean and disinfect the Company's facilities more frequently) incurred related to the COVID-19 pandemic, during the three months ended March 31, 2021, the Company received an insurance reimbursement associated with these incremental expenses.

A reconciliation of net earnings to Adjusted EBITDA for the three months ended March 31, 2022 and 2021 is presented in the following table:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net earnings	$26.4	$35.2
Restructuring, impairment and other charges, net	1.8	0.8
Share-based compensation expense	3.6	3.1
Non-income tax, net	(0.3)	0.1
LSC multiemployer pension plans obligation	—	7.3
Loss on equity investment	—	0.2
COVID-19 related recoveries, net	—	(0.9)
Depreciation and amortization	10.7	9.8
Interest expense, net	1.5	5.3
Investment and other income, net	(0.2)	(1.0)
Income tax expense	7.6	11.2
Adjusted EBITDA	$51.1	$71.1

Restructuring, impairment and other charges, net—The three months ended March 31, 2022 included employee termination costs of $1.6 million and $0.2 million of other charges. The three months ended March 31, 2021 included $0.2 million of employee termination costs and $0.6 million of other restructuring charges. Refer to Note 5, Restructuring, Impairment and Other Charges, net, for additional information.

Share-based compensation expense—Included charges of $3.6 million and $3.1 million for the three months ended March 31, 2022 and 2021, respectively.

Non-income tax, net—Included income of $0.3 million for the three months ended March 31, 2022 and a charge of $0.1 million for the three months ended March 31, 2021 for the Company's accrual for certain estimated non-income tax exposures.

LSC multiemployer pension plans obligation—Included charges of $7.3 million for the three months ended March 31, 2021 for the Company's accrual related to the LSC MEPP Liabilities.

Loss on equity investment—Included an unrealized loss of $0.2 million for the three months ended March 31, 2021.

COVID-19 related recoveries, net—Included net recoveries of $0.9 million for the three months ended March 31, 2021, primarily related to an insurance reimbursement of COVID-19 related expenses.

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

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes. The Company has the ability to repatriate foreign cash, associated with foreign earnings previously subjected to U.S. tax, with minimal additional tax consequences. The Company maintains its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S., with the exception of the previously taxed foreign earnings already subject to U.S. tax. The Company repatriated excess cash at its foreign subsidiaries to the U.S. during the year ended December 31, 2021. The Company is evaluating whether to make any cash repatriations in the future.

Cash and cash equivalents were $10.4 million at March 31, 2022, which included $4.0 million in the U.S. and $6.4 million at international locations.

The following describes the Company’s cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net cash used in operating activities	$(52.2)	$(38.3)
Net cash used in investing activities	(9.9)	(8.0)
Net cash provided by financing activities	17.3	10.8
Effect of exchange rate on cash and cash equivalents	0.7	0.4
Net decrease in cash and cash equivalents	$(44.1)	$(35.1)

Cash Flows Used in Operating Activities

Operating cash inflows and outflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor, rent, raw materials and other operating activities.

Net cash used in operating activities was $52.2 million for the three months ended March 31, 2022 compared to $38.3 million for the three months ended March 31, 2021. The increase in cash used in operating activities was primarily due to higher commission payments and incentive compensation in 2022 as a result of the Company's 2021 operating results, as well as a decrease in net earnings during the three months ended March 31, 2022, partially offset by a decrease in the change in accounts receivable. Accounts payable and accrued liabilities and other decreased operating cash flows by $64.7 million for the three months ended March 31, 2022, as compared to $16.5 million for the three months ended March 31, 2021, primarily due to higher incentive compensation and commission payments in 2022. Accounts receivables decreased operating cash flows by $22.2 million for the three months ended March 31, 2022, as compared to $63.1 million for the three months ended March 31, 2021, primarily due to the decline in revenue.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $9.9 million for the three months ended March 31, 2022, which consisted of capital expenditures, mostly driven by investments in software development. The Company expects that capital expenditures for the full year ended December 31, 2022 will be approximately $50 million to $55 million. The Company is also evaluating additional software investment opportunities that could increase 2022 capital expenditures by an incremental $10 million to $15 million.

Net cash used in investing activities was $8.0 million for the three months ended March 31, 2021, which consisted of capital expenditures, mostly driven by investments in software development.

Cash Flows Provided By Financing Activities

Net cash provided by financing activities was $17.3 million for the three months ended March 31, 2022. During the three months ended March 31, 2022, the Company received $113.0 million of proceeds from the Revolving Facility borrowings, partially offset by $43.0 million of payments on the Revolving Facility borrowings. The Company’s common stock repurchases for the three months ended March 31, 2022 totaled $52.6 million, which included $40.7 million of repurchases under the stock repurchase program and $11.9 million associated with vesting of the Company employees’ equity awards.

Net cash provided by financing activities was $10.8 million for the three months ended March 31, 2021. During the three months ended March 31, 2021, the Company received $105.0 million of proceeds from the Revolving Facility borrowings, partially offset by $83.0 million of payments on the Revolving Facility borrowings. The Company’s common stock repurchases for the three months ended March 31, 2021 totaled $11.2 million, which included $2.9 million of repurchases under the stock repurchase program and $8.3 million associated with vesting of the Company employees' equity awards.

Debt

The Company’s debt as of March 31, 2022 and December 31, 2021 consisted of the following (in millions):

	March 31, 2022	December 31, 2021
Term Loan A Facility	$125.0	$125.0
Borrowings under the Revolving Facility	70.0	—
Unamortized debt issuance costs	(0.9)	(1.0)
Total long-term debt	$194.1	$124.0

Credit Agreement—On May 27, 2021 (the "Restatement Effective Date"), the Company amended and restated its credit agreement dated as of September 30, 2016 (as in effect prior to such amendment and restatement, the “Credit Agreement,” and the Credit Agreement, as so amended and restated, the “Amended and Restated Credit Agreement”), by and among the Company, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, to, among other things, provide for a $200.0 million delayed-draw term loan A facility (the "Term Loan A Facility") (bearing interest at a rate equal to the sum of the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 2.00% to 2.50% based upon the Company's Consolidated Net Leverage Ratio), extend the maturity of the $300.0 million Revolving Facility to May 27, 2026 and modify the financial maintenance and negative covenants in the Credit Agreement. The unpaid principal amount of the Term Loan A Facility is due and payable in full on May 27, 2026. Voluntary prepayments of the Term Loan A Facility are permitted at any time without premium or penalty.

The Amended and Restated Agreement contains a number of covenants, including a minimum Interest Coverage Ratio and the Consolidated Net Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company's ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $20.0 million in the aggregate, though additional dividends may be allowed subject to certain conditions. Each of these covenants is subject to important exceptions and qualifications.

As of March 31, 2022, there was $70.0 million of borrowings outstanding under the Revolving Facility as well as $3.2 million in outstanding letters of credit and bank guarantees, of which $2.1 million reduced the availability under the Revolving Facility. Based on the Company’s results of operations for the three months ended March 31, 2022 and existing debt, the Company would have had the ability to utilize $227.9 million of the Revolving Facility and not have been in violation of the terms of the agreement.

The current availability under the Revolving Facility and net available liquidity as of March 31, 2022 are presented in the table below:

March 31, 2022
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	$70.0
Impact on availability related to outstanding letters of credit	2.1
$72.1

Current availability at March 31, 2022	$227.9
Cash and cash equivalents	10.4
Net Available Liquidity	$238.3

The Company was in compliance with its debt covenants as of March 31, 2022, and expects to remain in compliance based on management’s estimates of operating and financial results for fiscal year 2022 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of March 31, 2022, the Revolving Facility is supported by fifteen U.S. and international financial institutions.

As of March 31, 2022, the Company met all the conditions required to borrow under the Revolving Facility, and management expects the Company to continue to meet the applicable borrowing conditions.

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Estimates

There were no changes to critical accounting estimates from those disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Annual Report.

New Accounting Pronouncements

Recently issued and adopted accounting standards, as applicable, and their effect on the Company’s Unaudited Condensed Consolidated Financial Statements are described in Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to the Company’s market risk previously disclosed in the Annual Report.

Item 4. Controls and Procedures

(a)
Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

(b)
Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There were no material changes during the three months ended March 31, 2022 to the risk factors identified in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
January 1, 2022 - January 31, 2022	239,038	$39.04	239,038	$8,376,594
February 1, 2022 - February 28, 2022	303,750	34.90	303,750	145,125,253
March 1, 2022 - March 31, 2022 (b)	1,065,876	31.92	684,515	123,010,705
Total	1,608,664	$33.54	1,227,303

(a)
As further described in Note 11, Capital Stock, to the Unaudited Condensed Consolidated Financial Statements, on February 17, 2022, the Board authorized an increase to its previously approved stock repurchase program to bring the total remaining available repurchase authorization for shares on or after February 17, 2022 to $150 million and extended the expiration date of the repurchase program through December 31, 2023. The stock repurchase program may be suspended or discontinued at any time. The timing and amount of any shares repurchased are determined by the Company based on its evaluation of market conditions and other factors and may be completed from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so.
(b)
Includes 48,000 shares, valued at $1.6 million, for which the Company placed orders prior to or on March 31, 2022 that were not settled until the second quarter of 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.1

Indenture, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.2

Description of the Donnelley Financial Solutions, Inc. Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated December 31, 2019, filed on February 26, 2020)

10.1

Amended and Restated Credit Agreement dated as of May 27, 2021, by and among Donnelley Financial Solutions, Inc. the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 27, 2021, filed on June 1, 2021)

10.2

2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.3

Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2017, filed on May 23, 2017)*

10.4

Amendment to the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan dated May 20, 2019 (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A (file No. 001-37728) filed April 22, 2019)*

10.5

Amendment to Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan dated June 27, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 10-Q dated June 30, 2019, filed on August 1, 2019)*

10.6

Donnelley Financial Solutions, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed on February 22, 2022)*

10.7

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to R.R Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.8

Donnelley Financial Solutions, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.9

Donnelley Financial Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.10

Donnelley Financial Solutions, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 15, 2020, filed on July 20, 2020)*

10.11

Letter Agreement to Employment Agreement, dated as of April 20, 2018, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 10, 2018, filed on April 16, 2018)*

10.12

Amended and Restated Employment Agreement, dated as of July 13, 2017, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 13, 2017, filed on July 14, 2017)*

10.13

Amendment dated as of July 15, 2020 to Amended and Restated Employment Agreement dated as of July 13, 2017 between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 15, 2020, filed on July 20, 2020)*

10.14

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and David A. Gardella (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.15

Waiver of Severance Benefits, dated as of June 1, 2017, by and between David A. Gardella and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.16

Assignment of Severance Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and Jennifer B. Reiners (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.17

Waiver of Severance Benefits, dated as of June 1, 2017, by and between Jennifer B. Reiners and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

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

10.21

Employment Agreement, dated as of March 21, 2016, between R.R. Donnelley & Sons Company and Craig Clay (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed on February 22, 2022)*

10.22

Waiver of Severance Benefits, dated as of June 16, 2017, by and between Craig Clay and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed on February 22, 2022)*

10.23

Employment Agreement, dated as of June 9, 2010, between R.R. Donnelley & Sons Company and Eric Johnson (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed on February 22, 2022)*

10.24

Waiver of Severance Benefits, dated as of June 19, 2017, by and between Eric Johnson and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed on February 22, 2022)*

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

10.29

Form of Performance Restricted Stock Unit Award Agreement (2021) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K dated December 31, 2020, filed on February 25, 2021)*

10.30

Form of Director Restricted Stock Unit Award (deferral election) (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed on February 22, 2022)*

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

10.38

Agreement, dated February 17, 2019, by and among the Company, Simcoe Capital Management, LLC and, solely for purposes of Section 2(g) thereof, Jeffrey Jacobowitz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 17, 2019, filed on February 19, 2019)

10.39

Amended and Restated Agreement of Sale and Purchase, dated as of September 6, 2019, between Donnelley Financial, LLC and SECA-NJ, LLC (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2019, filed on November 5, 2019)

10.40

First Amendment to Amended and Restated Agreement of Sale and Purchase, dated as of September 25, 2019, between Donnelley Financial, LLC and SECA-NJ, LLC (incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2019, filed on November 5, 2019)

10.41

Second Amendment to Amended and Restated Agreement of Sale and Purchase, dated as of September 26, 2019, between Donnelley Financial, LLC and SECA-NJ, LLC (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2019, filed on November 5, 2019)

10.42

Real Estate Sale Agreement, dated as of August 20, 2021, between Donnelley Financial, LLC and HSG Acquisitions, LLC (incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q, dated September 30, 2021, filed on November 3, 2021)

14.1

Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)

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

Date: May 5, 2022