Form 10-Q
period 2022-06-30
Donnelley Financial Solutions, Inc.
filed 2022-08-03
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☒

As of July 29, 2022, 29,716,262 shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Operations

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales
Tech-enabled services	$133.3	$134.0	$225.0	$252.5
Software solutions	71.6	66.6	141.4	126.9
Print and distribution	61.3	66.9	110.8	133.4
Total net sales	266.2	267.5	477.2	512.8
Cost of sales (a)
Tech-enabled services	40.2	42.7	77.9	83.7
Software solutions	28.6	25.1	56.1	49.6
Print and distribution	42.9	49.7	76.6	94.5
Total cost of sales	111.7	117.5	210.6	227.8
Selling, general and administrative expenses (a)	77.4	75.1	141.7	148.6
Depreciation and amortization	11.2	10.1	21.9	19.9
Restructuring, impairment and other charges, net	0.2	2.8	2.0	3.6
Other operating income, net	(0.2)	—	(0.2)	—
Income from operations	65.9	62.0	101.2	112.9
Interest expense, net	2.1	5.9	3.6	11.2
Investment and other income, net	(0.3)	(1.5)	(0.5)	(2.3)
Earnings before income taxes	64.1	57.6	98.1	104.0
Income tax expense	18.1	14.7	25.7	25.9
Net earnings	$46.0	$42.9	$72.4	$78.1

Net earnings per share:
Basic	$1.46	$1.27	$2.25	$2.32
Diluted	$1.42	$1.24	$2.17	$2.26
Weighted average number of common shares outstanding:
Basic	31.5	33.7	32.2	33.6
Diluted	32.4	34.5	33.4	34.5

(a)
Exclusive of depreciation and amortization

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net earnings	$46.0	$42.9	$72.4	$78.1

Other comprehensive income, net of tax:
Translation adjustments	(0.5)	(0.4)	(0.4)	0.5
Adjustment for net periodic pension and other postretirement benefits plans	0.7	0.8	1.3	1.4
Other comprehensive income, net of tax	0.2	0.4	0.9	1.9
Comprehensive income	$46.2	$43.3	$73.3	$80.0

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Balance Sheets

(in millions, except per share data)

(UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$17.8	$54.5
Receivables, less allowances for expected losses of $15.9 in 2022 (2021 - $12.7)	273.4	199.1
Prepaid expenses and other current assets	27.2	23.5
Assets held for sale	—	2.6
Total current assets	318.4	279.7
Property, plant and equipment, net	20.8	18.7
Operating lease right-of-use assets	40.8	42.6
Software, net	69.5	63.7
Goodwill	409.6	410.0
Other intangible assets, net	8.2	8.7
Deferred income taxes, net	32.2	31.7
Other noncurrent assets	25.7	28.2
Total assets	$925.2	$883.3
LIABILITIES
Accounts payable	$60.7	$36.3
Operating lease liabilities	17.6	17.9
Accrued liabilities	158.1	207.2
Total current liabilities	236.4	261.4
Long-term debt	234.1	124.0
Deferred compensation liabilities	18.7	19.8
Pension and other postretirement benefits plan liabilities	37.8	40.6
Noncurrent operating lease liabilities	36.0	39.4
Other noncurrent liabilities	20.8	21.1
Total liabilities	583.8	506.3
Commitments and Contingencies (Note 7)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and outstanding: 36.9 shares and 30.3 shares in 2022 (2021 - 35.9 shares and 33.0 shares)	0.4	0.4
Treasury stock, at cost: 6.6 shares in 2022 (2021 - 2.9 shares)	(175.6)	(57.1)
Additional paid-in capital	270.2	260.6
Retained earnings	323.8	251.4
Accumulated other comprehensive loss	(77.4)	(78.3)
Total equity	341.4	377.0
Total liabilities and equity	$925.2	$883.3

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Cash Flows

(in millions)

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net earnings	$72.4	$78.1
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	21.9	19.9
Provision for expected losses on accounts receivable	4.2	2.1
Share-based compensation	9.5	9.0
Deferred income taxes	(1.0)	5.0
Net pension plan income	(0.5)	(2.1)
Amortization of right-of-use assets	8.0	8.7
Other	0.5	1.2
Changes in operating assets and liabilities:
Accounts receivable, net	(79.8)	(94.4)
Prepaid expenses and other current assets	(5.9)	(4.7)
Accounts payable	22.9	4.0
Income taxes payable and receivable	4.1	(3.9)
Accrued liabilities and other	(52.3)	(19.3)
Operating lease liabilities	(9.7)	(10.6)
Pension and other postretirement benefits plan contributions	(0.7)	(0.7)
Net cash used in operating activities	(6.4)	(7.7)
INVESTING ACTIVITIES
Capital expenditures	(24.8)	(17.7)
Net cash used in investing activities	(24.8)	(17.7)
FINANCING ACTIVITIES
Revolving facility borrowings	209.0	228.0
Payments on revolving facility borrowings	(99.0)	(218.0)
Debt issuance costs	—	(2.8)
Treasury share repurchases	(116.6)	(19.1)
Proceeds from exercise of stock options	0.3	2.0
Finance lease payments	(0.9)	—
Net cash used in financing activities	(7.2)	(9.9)
Effect of exchange rate on cash and cash equivalents	1.7	1.6
Net decrease in cash and cash equivalents	(36.7)	(33.7)
Cash and cash equivalents at beginning of year	54.5	73.6
Cash and cash equivalents at end of period	$17.8	$39.9
Supplemental cash flow information
Income taxes paid (net of refunds)	$22.0	$24.3
Interest paid	$2.8	$10.6

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended June 30, 2022 and 2021

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	36.8	$0.4	4.4	$(111.1)	$264.4	$277.8	$(77.6)	$353.9
Net earnings	—	—	—	—	—	46.0	—	46.0
Other comprehensive income	—	—	—	—	—	—	0.2	0.2
Share-based compensation	—	—	—	—	5.9	—	—	5.9
Common stock repurchases	—	—	2.1	(64.4)	—	—	—	(64.4)
Issuance of share-based awards, net of withholdings and other	0.1	—	0.1	(0.1)	(0.1)	—	—	(0.2)
Balance at June 30, 2022	36.9	$0.4	6.6	$(175.6)	$270.2	$323.8	$(77.4)	$341.4

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	35.6	$0.4	2.0	$(27.7)	$241.9	$140.7	$(79.3)	$276.0
Net earnings	—	—	—	—	—	42.9	—	42.9
Other comprehensive income	—	—	—	—	—	—	0.4	0.4
Share-based compensation	—	—	—	—	5.9	—	—	5.9
Common stock repurchases	—	—	0.3	(7.1)	—	—	—	(7.1)
Issuance of share-based awards, net of withholdings and other	0.3	—	—	(0.3)	1.8	—	—	1.5
Balance at June 30, 2021	35.9	$0.4	2.3	$(35.1)	$249.6	$183.6	$(78.9)	$319.6

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2022 and 2021

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	35.9	$0.4	2.9	$(57.1)	$260.6	$251.4	$(78.3)	$377.0
Net earnings	—	—	—	—	—	72.4	—	72.4
Other comprehensive income	—	—	—	—	—	—	0.9	0.9
Share-based compensation	—	—	—	—	9.5	—	—	9.5
Common stock repurchases	—	—	3.3	(106.5)	—	—	—	(106.5)
Issuance of share-based awards, net of withholdings and other	1.0	—	0.4	(12.0)	0.1	—	—	(11.9)
Balance at June 30, 2022	36.9	$0.4	6.6	$(175.6)	$270.2	$323.8	$(77.4)	$341.4

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	34.9	$0.3	1.6	$(16.0)	$238.8	$105.5	$(80.8)	$247.8
Net earnings	—	—	—	—	—	78.1	—	78.1
Other comprehensive income	—	—	—	—	—	—	1.9	1.9
Share-based compensation	—	—	—	—	9.0	—	—	9.0
Common stock repurchases	—	—	0.4	(10.5)	—	—	—	(10.5)
Issuance of share-based awards, net of withholdings and other	1.0	0.1	0.3	(8.6)	1.8	—	—	(6.7)
Balance at June 30, 2021	35.9	$0.4	2.3	$(35.1)	$249.6	$183.6	$(78.9)	$319.6

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Allowance for Expected Losses—Transactions affecting the current expected credit loss (“CECL”) reserve during the six months ended June 30, 2022 and 2021 were as follows:

	June 30,
	2022	2021
Balance, beginning of year (a)	$12.7	$10.5
Provisions charged to expense	4.2	2.1
Write-offs, reclassifications and other	(1.0)	0.8
Balance, end of period (a)	$15.9	$13.4

__________

(a)
As of June 30, 2022, the CECL reserve balance was comprised of a $14.7 million provision for accounts receivable and a $1.2 million provision for unbilled receivables and contract assets. As of December 31, 2021, the CECL reserve balance was comprised of a $12.0 million provision for accounts receivable and a $0.7 million provision for unbilled receivables and contract assets.

Property, Plant and Equipment, net—The components of the Company’s property, plant and equipment, net at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Land	$2.8	$0.3
Buildings	20.8	20.8
Machinery and equipment	69.5	68.5
	93.1	89.6
Less: Accumulated depreciation	(72.3)	(70.9)
Total	$20.8	$18.7

Depreciation expense was $1.5 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively, and $3.1 million for both the six months ended June 30, 2022 and 2021.

Assets Held for Sale—As of December 31, 2021, the Company had land held for sale with a carrying value of $2.6 million. On August 20, 2021, the Company entered into an agreement to sell the land for $12.9 million, however, during the second quarter of 2022, the buyer terminated the agreement, exercising its right to terminate prior to receiving construction entitlements. As a result, the land has been reclassified into property, plant and equipment, net as of June 30, 2022.

Software—Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software, excluding amortization expense related to other intangible assets, was $9.4 million and $8.1 million for the three months ended June 30, 2022 and 2021, respectively, and $18.3 million and $16.3 million for the six months ended June 30, 2022 and 2021, respectively.

Investments—The carrying value of the Company’s investments in equity securities was $8.0 million at both June 30, 2022 and December 31, 2021. The Company measures its equity securities that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes. During the six months ended June 30, 2021, the Company recorded an unrealized loss of $0.2 million resulting from an observable price change of an investment due to an orderly transaction for an identical or similar investment.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 2. Revenue

Revenue Recognition

The Company manages highly-customized data and materials to enable filings with the SEC on behalf of its customers as well as performs eXtensible Business Reporting Language (“XBRL”) and other services. Clients are provided with EDGAR filing services, XBRL compliance services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among other services. The Company provides software solutions to public and private companies, mutual funds and other regulated investment firms to serve their regulatory and compliance needs, including Venue, Arc Suite and ActiveDisclosure, among others, and provides digital document creation, online content management and print and distribution solutions.

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

Disaggregation of Revenue

The following tables disaggregate revenue between tech-enabled services, software solutions and print and distribution by reportable segment:

	Three Months Ended June 30,
	2022				2021
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$46.3	$—	$46.3	$—	$43.8	$—	$43.8
Capital Markets - Compliance and Communications Management	110.9	—	39.1	150.0	113.8	—	39.3	153.1
Investment Companies - Software Solutions	—	25.3	—	25.3	—	22.8	—	22.8
Investment Companies - Compliance and Communications Management	22.4	—	22.2	44.6	20.2	—	27.6	47.8
Total net sales	$133.3	$71.6	$61.3	$266.2	$134.0	$66.6	$66.9	$267.5

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Six Months Ended June 30,
	2022				2021
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$91.0	$—	$91.0	$—	$82.3	$—	$82.3
Capital Markets - Compliance and Communications Management	182.0	—	71.6	253.6	209.8	—	81.8	291.6
Investment Companies - Software Solutions	—	50.4	—	50.4	—	44.6	—	44.6
Investment Companies - Compliance and Communications Management	43.0	—	39.2	82.2	42.7	—	51.6	94.3
Total net sales	$225.0	$141.4	$110.8	$477.2	$252.5	$126.9	$133.4	$512.8

Unbilled Receivables and Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in unbilled receivables, contract assets or contract liabilities. Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists and therefore invoicing has not yet occurred. The Company generally estimates contract assets based on the historical selling price adjusted for its current experience and expected resolution of the variable consideration of the completed performance obligation. When the Company’s contracts contain variable consideration, the variable consideration is recognized only to the extent that it is probable that a significant revenue reversal will not occur in a future period. As a result, the estimated revenue and contract assets may be constrained until the uncertainty associated with the variable consideration is resolved, which generally occurs in less than one year. Contract assets were $25.2 million and $24.9 million at June 30, 2022 and December 31, 2021, respectively. Generally, the contract assets balance is impacted by the recognition of additional revenue, amounts invoiced to customers and changes in the level of constraint applied to variable consideration. Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price and management’s assessment of realizable selling price. Unbilled receivables were $92.4 million and $46.7 million at June 30, 2022 and December 31, 2021, respectively. Unbilled receivables and contract assets are included in accounts receivable on the Unaudited Condensed Consolidated Balance Sheets.

Amounts recognized as revenue exceeded the estimates for performance obligations satisfied in previous periods by approximately $8.8 million and $17.1 million for the three months ended June 30, 2022 and 2021, respectively, and by approximately $7.2 million and $22.0 million for the six months ended June 30, 2022 and 2021, respectively, primarily due to changes in the Company’s estimate of variable consideration and the application of the constraint.

Substantially all of the Company’s contracts with significant remaining performance obligations have an initial expected duration of one year or less. As of June 30, 2022, the future estimated revenue related to unsatisfied or partially satisfied performance obligations under contracts with an original contractual term in excess of one year was approximately $120 million, of which approximately 45% is expected to be recognized as revenue over the succeeding twelve months, and the remainder recognized thereafter.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Contract liabilities consist of deferred revenue and progress billings which are included in accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. The Company recognized $10.0 million and $5.5 million of revenue during the three months ended June 30, 2022 and 2021, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. The Company recognized $26.1 million and $15.9 million of revenue during the six months ended June 30, 2022 and 2021, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. Changes in contract liabilities were as follows:

Balance at January 1, 2022	$36.0
Deferral of revenue	78.8
Revenue recognized	(65.9)
Balance at June 30, 2022	$48.9

Balance at January 1, 2021	$21.7
Deferral of revenue	59.4
Revenue recognized	(48.7)
Balance at June 30, 2021	$32.4

Note 3. Goodwill and Other Intangible Assets

Goodwill—The goodwill balances by reportable segment were as follows:

	Gross book value at December 31, 2021	Accumulated impairment charges at December 31, 2021	Net book value at December 31, 2021	Foreign exchange and other adjustments	Net book value at June 30, 2022
Capital Markets - Software Solutions	$103.7	$—	$103.7	$—	$103.7
Capital Markets - Compliance and Communications Management	253.1	—	253.1	(0.3)	252.8
Investment Companies - Software Solutions	53.2	—	53.2	(0.1)	53.1
Investment Companies - Compliance and Communications Management	40.6	(40.6)	—	—	—
Total	$450.6	$(40.6)	$410.0	$(0.4)	$409.6

Other Intangible Assets—The components of other intangible assets at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships (useful life of 15 years)	$10.4	$(2.5)	$7.9	$10.4	$(2.1)	$8.3
Trade names (useful life of 5 years)	1.0	(0.7)	0.3	1.0	(0.6)	0.4
Total other intangible assets (a)	$11.4	$(3.2)	$8.2	$11.4	$(2.7)	$8.7

__________

(a)
The weighted-average remaining useful life of the unamortized intangible assets as of June 30, 2022 is approximately eleven years.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following table outlines the estimated annual amortization expense related to other intangible assets:

For the year ending December 31,	Amount
2022 (excluding the six months ended June 30, 2022)	$0.4
2023	0.9
2024	0.7
2025	0.7
2026	0.7
2027 and thereafter	4.8
Total	$8.2

Note 4. Leases

The Company has operating leases for certain service centers, office space, warehouses and equipment. The Company made payments of $5.2 million and $5.7 million for the three months ended June 30, 2022 and 2021, respectively, and $10.7 million and $12.0 million for the six months ended June 30, 2022 and 2021, respectively, related to its operating lease liabilities.

The Company has finance leases, primarily related to certain IT equipment. During the three and six months ended June 30, 2022, the Company made payments of $0.5 million and $0.9 million, respectively related to its finance lease liabilities.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense:
Operating lease expense	$4.3	$4.8	$8.8	$9.7
Sublease income	(1.0)	(1.1)	(2.1)	(2.2)
Net operating lease expense	$3.3	$3.7	$6.7	$7.5

Finance lease expense:
Amortization of ROU assets	$0.5	$—	$0.9	$—
Interest on lease liabilities	—	—	0.1	—
Total finance lease expense	$0.5	$—	$1.0	$—

The Company’s finance leases are presented within the Company’s Unaudited Condensed Consolidated Balance Sheets as follows:

	June 30, 2022	December 31, 2021
Property, plant and equipment, net	$7.5	$7.5

Accrued liabilities	$1.8	$1.6
Other noncurrent liabilities	5.7	5.9
Total	$7.5	$7.5

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

For the three months ended June 30, 2022 and 2021, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Other Restructuring Charges	Total
Three Months Ended June 30, 2022
Capital Markets - Software Solutions	$0.2	$—	$0.2
Investment Companies - Compliance and Communications Management	(0.3)	0.1	(0.2)
Corporate	0.2	—	0.2
Total	$0.1	$0.1	$0.2

	Employee Terminations	Other Charges	Total
Three Months Ended June 30, 2021
Capital Markets - Software Solutions	$0.1	$—	$0.1
Capital Markets - Compliance and Communications Management	0.5	0.1	0.6
Investment Companies - Software Solutions	0.1	—	0.1
Investment Companies - Compliance and Communications Management	1.9	—	1.9
Corporate	0.1	—	0.1
Total	$2.7	$0.1	$2.8

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the six months ended June 30, 2022 and 2021, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Other Restructuring Charges	Other Charges	Total
Six Months Ended June 30, 2022
Capital Markets - Software Solutions	$1.0	$—	$—	$1.0
Capital Markets - Compliance and Communications Management	0.3	—	0.1	0.4
Investment Companies - Software Solutions	0.1	—	—	0.1
Investment Companies - Compliance and Communications Management	0.1	0.1	—	0.2
Corporate	0.2	—	0.1	0.3
Total	$1.7	$0.1	$0.2	$2.0

	Employee Terminations	Other Restructuring Charges	Other Charges	Total
Six Months Ended June 30, 2021
Capital Markets - Software Solutions	$0.1	$—	$—	$0.1
Capital Markets - Compliance and Communications Management	0.5	—	0.1	0.6
Investment Companies - Software Solutions	0.1	—	—	0.1
Investment Companies - Compliance and Communications Management	2.0	0.6	—	2.6
Corporate	0.2	—	—	0.2
Total	$2.9	$0.6	$0.1	$3.6

For the six months ended June 30, 2022, the Company recorded net restructuring charges of $1.7 million related to employee termination costs for approximately 70 employees, the majority of whom will be terminated by December 31, 2022. The restructuring actions were primarily related to the reorganization of certain capital markets software operations and the relocation of a digital print facility.

For the three and six months ended June 30, 2021, the Company recorded net restructuring charges of $2.7 million and $2.9 million, respectively, for employee termination costs for approximately 170 employees for both the three and six months ended June 30, 2021, substantially all of whom were terminated as of December 31, 2021. The restructuring actions were primarily the result of the implementation of SEC Rule 30e-3 and amendments to SEC Rule 498A.

Restructuring Reserve – Employee Terminations

The Company’s employee terminations liability is included in accrued liabilities in the Company’s Unaudited Condensed Consolidated Balance Sheets. Changes in the accrual for employee terminations during the six months ended June 30, 2022, were as follows:

	December 31, 2021	Restructuring Charges	Reversals	Cash Paid	June 30, 2022
Employee terminations	$2.4	$2.0	$(0.3)	$(0.9)	$3.2

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 6. Retirement Plans

The components of estimated net pension plan income for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest cost	$1.9	$1.5	$3.7	$3.1
Expected return on assets	(3.0)	(3.6)	(5.8)	(7.1)
Amortization, net	0.8	1.0	1.6	1.9
Net pension plan income	$(0.3)	$(1.1)	$(0.5)	$(2.1)

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

Note 8. Debt

The Company’s debt as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Term Loan A Facility	$125.0	$125.0
Borrowings under the Revolving Facility	110.0	—
Unamortized debt issuance costs	(0.9)	(1.0)
Total long-term debt	$234.1	$124.0

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

Term Loan A Facility—The unpaid principal amount of the Term Loan A Facility is due and payable in full on May 27, 2026. Voluntary prepayments of the Term Loan A Facility are permitted at any time without premium or penalty. The weighted-average interest rate on borrowings under the Term Loan A Facility was 2.6% for the six months ended June 30, 2022. The fair value of the Term Loan A Facility was $120.0 million and $124.2 million as of June 30, 2022 and December 31, 2021, respectively, and was determined to be Level 2 under the fair value hierarchy.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Revolving Facility—As of June 30, 2022, there were $110.0 million borrowings outstanding under the Revolving Facility. The weighted average interest rate on borrowings under the Revolving Facility was 3.1% and 2.6% for the six months ended June 30, 2022 and 2021, respectively. The fair value of the Company's borrowings under the Revolving Facility is classified as Level 2 under the fair value hierarchy and approximated its carrying value as of June 30, 2022, as the Revolving Facility carries a variable rate of interest reflecting current market rates.

The following table summarizes interest expense, net included in the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest incurred	$2.3	$6.1	$3.9	$11.5
Less: Other interest income	(0.2)	(0.2)	(0.3)	(0.3)
Interest expense, net (a)	$2.1	$5.9	$3.6	$11.2

__________

(a)
Interest expense, net for the three and six months ended June 30, 2021 included interest expense related to the Company's 8.25% Senior Notes Due 2024, which were repaid in full in the fourth quarter of 2021.

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

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net earnings per share:
Basic	$1.46	$1.27	$2.25	$2.32
Diluted	$1.42	$1.24	$2.17	$2.26
Numerator:
Net earnings	$46.0	$42.9	$72.4	$78.1
Denominator:
Basic weighted average number of common shares outstanding	31.5	33.7	32.2	33.6
Dilutive awards	0.9	0.8	1.2	0.9
Diluted weighted average number of common shares outstanding	32.4	34.5	33.4	34.5
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	—	—	—	0.3

Note 10. Capital Stock

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

For the three and six months ended June 30, 2022, the Company repurchased 2,180,796 shares for $64.4 million at an average price of $29.54 per share and 3,408,099 shares for $106.5 million at an average price of $31.24 per share, respectively. As of June 30, 2022, the remaining authorized amount was $58.6 million. For the three and six months ended June 30, 2021, the Company repurchased 250,567 shares for $7.1 million at an average price of $28.19 per share and 377,249 shares for $10.5 million at an average price of $27.76 per share, respectively.

Note 11. Comprehensive Income

The components of other comprehensive income and income tax expense (benefit) allocated to each component for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$(0.6)	$(0.1)	$(0.5)	$(0.5)	$(0.1)	$(0.4)
Adjustment for net periodic pension and other postretirement benefits plans	0.9	0.2	0.7	1.7	0.4	1.3
Other comprehensive income	$0.3	$0.1	$0.2	$1.2	$0.3	$0.9

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$(0.3)	$0.1	$(0.4)	$0.7	$0.2	$0.5
Adjustment for net periodic pension and other postretirement benefits plans	1.0	0.2	0.8	1.9	0.5	1.4
Other comprehensive income	$0.7	$0.3	$0.4	$2.6	$0.7	$1.9

The following table summarizes changes in accumulated other comprehensive loss by component for the six months ended June 30, 2022:

	Pension and Other Postretirement Benefits Plans Cost	Translation Adjustments	Total
Balance at December 31, 2021	$(64.4)	$(13.9)	$(78.3)
Other comprehensive loss before reclassifications	—	(0.4)	(0.4)
Amounts reclassified from accumulated other comprehensive loss	1.3	—	1.3
Net change in accumulated other comprehensive loss	1.3	(0.4)	0.9
Balance at June 30, 2022	$(63.1)	$(14.3)	$(77.4)

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following table summarizes changes in accumulated other comprehensive loss by component for the six months ended June 30, 2021:

	Pension and Other Postretirement Benefits Plans Cost	Translation Adjustments	Total
Balance at December 31, 2020	$(67.6)	$(13.2)	$(80.8)
Other comprehensive income before reclassifications	—	0.9	0.9
Amounts reclassified from accumulated other comprehensive loss	1.4	(0.4)	1.0
Net change in accumulated other comprehensive loss	1.4	0.5	1.9
Balance at June 30, 2021	$(66.2)	$(12.7)	$(78.9)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization of pension and other postretirement benefits plans cost:
Net actuarial loss (a)	$0.8	$1.0	$1.6	$1.9
Reclassification of translation adjustment (b)	—	(0.5)	—	(0.5)
Reclassifications before tax	0.8	0.5	1.6	1.4
Income tax expense	0.1	0.1	0.3	0.4
Reclassifications, net of tax	$0.7	$0.4	$1.3	$1.0

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

	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three Months Ended June 30, 2022
Capital Markets - Software Solutions	$46.3	$3.1	$5.6	$7.5
Capital Markets - Compliance and Communications Management	150.0	60.5	1.7	2.0
Investment Companies - Software Solutions	25.3	5.9	2.8	4.2
Investment Companies - Compliance and Communications Management	44.6	13.7	1.1	0.7
Total operating segments	266.2	83.2	11.2	14.4
Corporate	—	(17.3)	—	0.5
Total	$266.2	$65.9	$11.2	$14.9

	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three Months Ended June 30, 2021
Capital Markets - Software Solutions	$43.8	$9.3	$4.1	$4.5
Capital Markets - Compliance and Communications Management	153.1	64.6	1.5	0.7
Investment Companies - Software Solutions	22.8	3.5	3.2	2.7
Investment Companies - Compliance and Communications Management	47.8	2.1	1.2	0.8
Total operating segments	267.5	79.5	10.0	8.7
Corporate	—	(17.5)	0.1	1.0
Total	$267.5	$62.0	$10.1	$9.7

	Net Sales	Income (Loss) from Operations	Assets(a)	Depreciation and Amortization	Capital Expenditures
Six Months Ended June 30, 2022
Capital Markets - Software Solutions	$91.0	$7.4	$196.8	$10.7	$12.8
Capital Markets - Compliance and Communications Management	253.6	89.4	475.9	3.2	2.7
Investment Companies - Software Solutions	50.4	12.1	97.3	5.7	7.2
Investment Companies - Compliance and Communications Management	82.2	21.8	58.3	2.2	1.3
Total operating segments	477.2	130.7	828.3	21.8	24.0
Corporate	—	(29.5)	96.9	0.1	0.8
Total	$477.2	$101.2	$925.2	$21.9	$24.8

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Net Sales	Income (Loss) from Operations	Assets(a)	Depreciation and Amortization	Capital Expenditures
Six Months Ended June 30, 2021
Capital Markets - Software Solutions	$82.3	$15.8	$178.0	$7.8	$8.2
Capital Markets - Compliance and Communications Management	291.6	123.7	466.2	3.0	1.3
Investment Companies - Software Solutions	44.6	5.5	92.3	6.8	4.5
Investment Companies - Compliance and Communications Management	94.3	8.4	68.9	2.2	1.3
Total operating segments	512.8	153.4	805.4	19.8	15.3
Corporate	—	(40.5)	126.1	0.1	2.4
Total	$512.8	$112.9	$931.5	$19.9	$17.7

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

Market Volatility/Cyclicality and Seasonality

The Company’s Capital Markets segments (CM-SS and CM-CCM), in particular, are subject to market volatility in the United States and world economies as the success of the transactional and Venue offerings is largely dependent on the global market for initial public offerings ("IPOs"), secondary offerings, mergers and acquisitions ("M&A"), public and private debt offerings, leveraged buyouts, spinouts, special purpose acquisition company ("SPAC") and de-SPAC transactions and other similar transactions. A variety of factors impact the global markets for transactions, including economic activity levels, market volatility, the regulatory and political environment, geopolitical and civil unrest and global pandemics, among others. Due to the significant net sales and profitability derived from transactional and Venue offerings, market volatility can lead to uneven financial performance when comparing to previous periods. U.S. IPOs, M&A transactions and public debt offerings were also previously disrupted by the U.S. federal government shutdowns, and any future government shutdowns could result in additional volatility. The Company mitigates a portion of this volatility through its compliance offerings, supporting the quarterly and annual public company reporting processes through its filing services and ActiveDisclosure, as well as its Investment Companies segments (IC-SS and IC-CCM) regulatory and stockholder communications offerings, including Arc Suite. The Company also mitigates some of that risk by offering services in higher demand during a down market, such as document management tools for the bankruptcy/restructuring process and by moving upstream in the filing process with products like Venue.

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

On March 11, 2020, the SEC announced that it adopted a new rule 498A under the Securities Act and related regulatory amendments permitting variable annuity and variable life insurance contracts to use a more concise summary prospectus to provide disclosures to investors. More detailed information about the variable annuity or variable life insurance contract will be available online, and an investor must opt in to have that information delivered in paper. The new rule and related form amendments became effective on July 1, 2020 with compliance required by January 1, 2022. As a result of Rule 498A, the Company experienced a significant decline in printed prospectus volume in 2021 and an increase in revenue from the ArcPro and ArcDigital software solutions. This trend is expected to continue during 2022.

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

Executive Overview

Second Quarter Overview

Net sales for the three months ended June 30, 2022 decreased by $1.3 million, or 0.5%, to $266.2 million from $267.5 million for the three months ended June 30, 2021, including a $2.1 million, or 0.8%, decrease due to changes in foreign currency exchange rates. Net sales decreased primarily due to lower capital markets transactional volumes and lower print volumes as a result of SEC Rules 30e-3 and 498A, which reduced print requirements, partially offset by higher capital markets compliance volumes and higher software solutions volumes in ActiveDisclosure and Arc Suite.

Income from operations for the three months ended June 30, 2022 increased by $3.9 million, or 6.3%, to $65.9 million from $62.0 million for the three months ended June 30, 2021, primarily due to cost control initiatives and a decrease in restructuring, impairment and other charges, net, partially offset by lower capital market transactional volumes.

Year-to-Date Overview

Net sales for the six months ended June 30, 2022 decreased by $35.6 million, or 6.9%, to $477.2 million from $512.8 million for the six months ended June 30, 2021, including a $2.6 million, or 0.5%, decrease due to changes in foreign currency exchange rates. Net sales decreased primarily due to lower capital markets transactional volumes and lower print volumes as a result of SEC Rules 30e-3 and 498A, which reduced print requirements, partially offset by higher capital markets compliance volumes and higher software solutions volumes in ActiveDisclosure, Arc Suite and Venue.

Income from operations for the six months ended June 30, 2022 decreased by $11.7 million, or 10.4%, to $101.2 million from $112.9 million for the six months ended June 30, 2021, primarily due to lower sales volumes and an unfavorable sales mix, partially offset by a $7.5 million decrease in LSC multiemployer pension plans obligation expense, cost control initiatives and lower incentive compensation expense.

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

Results of Operations for the Three and Six Months Ended June 30, 2022 as Compared to the Three and Six Months Ended June 30, 2021

The following table shows the results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Net sales
Tech-enabled services	$133.3	$134.0	$(0.7)	(0.5%)	$225.0	$252.5	$(27.5)	(10.9%)
Software solutions	71.6	66.6	5.0	7.5%	141.4	126.9	14.5	11.4%
Print and distribution	61.3	66.9	(5.6)	(8.4%)	110.8	133.4	(22.6)	(16.9%)
Total net sales	266.2	267.5	(1.3)	(0.5%)	477.2	512.8	(35.6)	(6.9%)
Cost of sales (a)
Tech-enabled services	40.2	42.7	(2.5)	(5.9%)	77.9	83.7	(5.8)	(6.9%)
Software solutions	28.6	25.1	3.5	13.9%	56.1	49.6	6.5	13.1%
Print and distribution	42.9	49.7	(6.8)	(13.7%)	76.6	94.5	(17.9)	(18.9%)
Total cost of sales	111.7	117.5	(5.8)	(4.9%)	210.6	227.8	(17.2)	(7.6%)
Selling, general and administrative expenses (a)	77.4	75.1	2.3	3.1%	141.7	148.6	(6.9)	(4.6%)
Depreciation and amortization	11.2	10.1	1.1	10.9%	21.9	19.9	2.0	10.1%
Restructuring, impairment and other charges, net	0.2	2.8	(2.6)	(92.9%)	2.0	3.6	(1.6)	(44.4%)
Other operating income, net	(0.2)	—	(0.2)	nm	(0.2)	—	(0.2)	nm
Income from operations	65.9	62.0	3.9	6.3%	101.2	112.9	(11.7)	(10.4%)
Interest expense, net	2.1	5.9	(3.8)	(64.4%)	3.6	11.2	(7.6)	(67.9%)
Investment and other income, net	(0.3)	(1.5)	1.2	(80.0%)	(0.5)	(2.3)	1.8	(78.3%)
Earnings before income taxes	64.1	57.6	6.5	11.3%	98.1	104.0	(5.9)	(5.7%)
Income tax expense	18.1	14.7	3.4	23.1%	25.7	25.9	(0.2)	(0.8%)
Net earnings	$46.0	$42.9	$3.1	7.2%	$72.4	$78.1	$(5.7)	(7.3%)

(a)
Exclusive of depreciation and amortization

nm – Not meaningful

Consolidated

Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

Net sales of tech-enabled services of $133.3 million for the three months ended June 30, 2022 decreased $0.7 million, or 0.5%, as compared to the three months ended June 30, 2021, including a $0.9 million, or 0.7%, decrease due to changes in foreign currency exchange rates. Net sales of tech-enabled services decreased primarily due to lower capital markets transactional volumes, partially offset by higher capital markets compliance volumes.

Net sales of software solutions of $71.6 million for the three months ended June 30, 2022 increased $5.0 million, or 7.5%, as compared to the three months ended June 30, 2021, including a $0.9 million, or 1.2%, decrease due to changes in foreign currency exchange rates. Net sales of software solutions increased primarily due to higher ActiveDisclosure, ArcPro and ArcReporting volumes.

Net sales of print and distribution of $61.3 million for the three months ended June 30, 2022 decreased $5.6 million, or 8.4%, as compared to the three months ended June 30, 2021, including a $0.3 million, or 0.5%, decrease due to changes in foreign currency exchange rates. Net sales of print and distribution decreased primarily due to lower insurance and investment companies compliance volumes as a result of SEC Rules 30e-3 and 498A, which reduced print requirements.

Tech-enabled services cost of sales of $40.2 million for the three months ended June 30, 2022 decreased $2.5 million, or 5.9%, as compared to the three months ended June 30, 2021. Tech-enabled services cost of sales decreased primarily due to cost control initiatives. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales decreased 1.7%, primarily driven by cost control initiatives.

Software solutions cost of sales of $28.6 million for the three months ended June 30, 2022 increased $3.5 million, or 13.9%, as compared to the three months ended June 30, 2021. Software solutions cost of sales increased primarily due to higher net sales volumes, an unfavorable sales mix and a higher allocation of overhead costs. As a percentage of software solutions net sales, software solutions cost of sales increased 2.2%, primarily driven by an unfavorable sales mix and a higher allocation of overhead costs.

Print and distribution cost of sales of $42.9 million for the three months ended June 30, 2022 decreased $6.8 million, or 13.7%, as compared to the three months ended June 30, 2021. Print and distribution cost of sales decreased primarily due to lower sales volumes, cost savings as a result of the consolidation of the print platform and a lower allocation of overhead costs. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 4.3%, primarily driven by cost savings as a result of the consolidation of the print platform and a lower allocation of overhead costs.

SG&A expenses of $77.4 million for the three months ended June 30, 2022 increased $2.3 million, or 3.1%, as compared to the three months ended June 30, 2021. SG&A expenses increased primarily due to increased consulting services expense and higher marketing expenses, partially offset by lower incentive compensation expense. As a percentage of net sales, SG&A expenses increased to 29.1% for the three months ended June 30, 2022 from 28.1% for the three months ended June 30, 2021, primarily driven by increased consulting services expense and higher marketing expenses, partially offset by lower incentive compensation expense.

Depreciation and amortization of $11.2 million for the three months ended June 30, 2022 increased $1.1 million, or 10.9%, as compared to the three months ended June 30, 2021, primarily due to higher software amortization expense.

Restructuring, impairment and other charges, net of $0.2 million for the three months ended June 30, 2022 decreased $2.6 million, or 92.9%, as compared to the three months ended June 30, 2021. In 2021, these charges included $2.7 million of employee termination costs for approximately 170 employees.

Income from operations of $65.9 million for the three months ended June 30, 2022 increased $3.9 million, or 6.3%, as compared to the three months ended June 30, 2021. Income from operations increased primarily due to cost control initiatives and a decrease in restructuring, impairment and other charges, net, partially offset by lower capital markets transactional volumes.

Interest expense, net of $2.1 million for the three months ended June 30, 2022 decreased $3.8 million, or 64.4%, as compared to the three months ended June 30, 2021. Interest expense, net decreased primarily due to the prepayment of the Company's 8.25% Senior Notes Due 2024 ("Notes") during the fourth quarter of 2021 and a lower interest rate on the Term Loan A Facility (as defined below), partially offset by a higher average Revolver Facility (as defined below) balance during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Investment and other income, net of $0.3 million for the three months ended June 30, 2022 decreased $1.2 million, or 80.0%, as compared to the three months ended June 30, 2021, primarily due to a decrease in net pension plan income.

The effective income tax rate was 28.2% for the three months ended June 30, 2022, as compared to 25.5% for the three months ended June 30, 2021. The increase in the effective income tax rate for the three months ended June 30, 2022 was primarily driven by a decrease in favorable discrete adjustments.

Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

Net sales of tech-enabled services of $225.0 million for the six months ended June 30, 2022 decreased $27.5 million, or 10.9%, as compared to the six months ended June 30, 2021, including a $1.0 million, or 0.5%, decrease due to changes in foreign currency exchange rates. Net sales of tech-enabled services decreased primarily due to lower capital markets transactional volumes, partially offset by higher capital markets compliance volumes.

Net sales of software solutions of $141.4 million for the six months ended June 30, 2022 increased $14.5 million, or 11.4%, as compared to the six months ended June 30, 2021, including a $1.2 million, or 0.8%, decrease due to changes in foreign currency exchange rates. Net sales of software solutions increased primarily due to higher ActiveDisclosure, Venue, ArcPro and ArcReporting volumes.

Net sales of print and distribution of $110.8 million for the six months ended June 30, 2022 decreased $22.6 million, or 16.9%, as compared to the six months ended June 30, 2021, including a $0.4 million, or 0.4%, decrease due to changes in foreign currency exchange rates. Net sales of print and distribution decreased primarily due to lower insurance and investment companies compliance volumes as a result of SEC Rules 30e-3 and 498A, which reduced print requirements, and lower capital markets transactional volumes.

Tech-enabled services cost of sales of $77.9 million for the six months ended June 30, 2022 decreased $5.8 million, or 6.9%, as compared to the six months ended June 30, 2021. Tech-enabled services cost of sales decreased primarily due to lower sales volumes and cost control initiatives, partially offset by an unfavorable sales mix. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales increased 1.5%, primarily driven by an unfavorable sales mix, partially offset by cost control initiatives.

Software solutions cost of sales of $56.1 million for the six months ended June 30, 2022 increased $6.5 million, or 13.1%, as compared to the six months ended June 30, 2021. Software solutions cost of sales increased primarily due to higher net sales volumes, an unfavorable sales mix and a higher allocation of overhead costs. As a percentage of software solutions net sales, software solutions cost of sales increased 0.6%, primarily driven by an unfavorable sales mix and a higher allocation of overhead costs.

Print and distribution cost of sales of $76.6 million for the six months ended June 30, 2022 decreased $17.9 million, or 18.9%, as compared to the six months ended June 30, 2021. Print and distribution cost of sales decreased primarily due to lower sales volumes, cost savings as a result of the consolidation of the print platform, a lower allocation of overhead costs and lower incentive compensation expense. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 1.7%, primarily driven by cost savings as a result of the consolidation of the print platform, a lower allocation of overhead costs and lower incentive compensation expense.

SG&A expenses of $141.7 million for the six months ended June 30, 2022 decreased $6.9 million, or 4.6%, as compared to the six months ended June 30, 2021. SG&A expenses decreased primarily due to lower selling expense as a result of a decrease in sales volumes, a $7.5 million decrease in expense related to the LSC multiemployer pension plans obligation and lower incentive compensation expense, partially offset by higher consulting and marketing expenses. As a percentage of net sales, SG&A expenses increased to 29.7% for the six months ended June 30, 2022 from 29.0% for the six months ended June 30, 2021, primarily due to lower sales volumes and higher consulting and marketing expenses, partially offset by lower expense related to the LSC multiemployer pension plans obligation and lower incentive compensation expense.

Depreciation and amortization of $21.9 million for the six months ended June 30, 2022 increased $2.0 million, or 10.1%, as compared to the six months ended June 30, 2021, primarily due to higher software amortization expense.

Restructuring, impairment and other charges, net of $2.0 million for the six months ended June 30, 2022 decreased $1.6 million, or 44.4%, as compared to the six months ended June 30, 2021. In 2022, these charges included $1.7 million of employee termination costs for approximately 70 employees and $0.2 million of other charges. In 2021, these charges included $2.9 million of employee termination costs for approximately 170 employees and $0.6 million of other restructuring charges.

Income from operations of $101.2 million for the six months ended June 30, 2022 decreased $11.7 million, or 10.4%, as compared to the six months ended June 30, 2021, primarily due to lower sales volumes and an unfavorable sales mix, partially offset by a $7.5 million decrease in expense related to the LSC multiemployer pension plans obligation, cost control initiatives and lower incentive compensation expense.

Interest expense, net of $3.6 million for the six months ended June 30, 2022 decreased $7.6 million, or 67.9%, as compared to the six months ended June 30, 2021. Interest expense, net decreased primarily due to the prepayment of the Company's Notes during the fourth quarter of 2021 and a lower interest rate on the Term Loan A Facility (as defined below), partially offset by a higher average Revolver Facility (as defined below) balance during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Investment and other income, net of $0.5 million for the six months ended June 30, 2022 decreased $1.8 million, or 78.3%, as compared to the six months ended June 30, 2021, primarily due to a decrease in net pension plan income.

The effective income tax rate was 26.2% for the six months ended June 30, 2022, as compared to 24.9% for the six months ended June 30, 2021. The increase in the effective income tax rate for the six months ended June 30, 2022 was primarily driven by a decrease in favorable discrete adjustments.

Information by Segment

The following tables summarize net sales, income from operations, operating margin and certain items impacting comparability within each of the operating segments and Corporate.

Capital Markets – Software Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Net sales	$46.3	$43.8	$2.5	5.7%	$91.0	$82.3	$8.7	10.6%
Income from operations	3.1	9.3	(6.2)	(66.7%)	7.4	15.8	(8.4)	(53.2%)
Operating margin	6.7%	21.2%			8.1%	19.2%
Items impacting comparability
Restructuring, impairment and other charges, net	0.2	0.1	0.1	100.0%	1.0	0.1	0.9	nm
Non-income tax, net	(0.1)	(0.8)	0.7	(87.5%)	(0.3)	(0.7)	0.4	(57.1%)

nm – Not meaningful

Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

Net sales of $46.3 million for the three months ended June 30, 2022 increased $2.5 million, or 5.7%, as compared to the three months ended June 30, 2021. Net sales increased primarily due to higher ActiveDisclosure volumes.

Income from operations of $3.1 million for three months ended June 30, 2022 decreased $6.2 million, or 66.7%, as compared to the three months ended June 30, 2021, primarily due to an unfavorable sales mix, an increase in depreciation and amortization expense and a higher allocation of overhead costs, partially offset by higher sales volumes and price increases.

Operating margin decreased from 21.2% for the three months ended June 30, 2021 to 6.7% for the three months ended June 30, 2022, primarily due to an unfavorable sales mix, an increase in depreciation and amortization expense and a higher allocation of overhead costs, partially offset by price increases.

Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

Net sales of $91.0 million for the six months ended June 30, 2022 increased $8.7 million, or 10.6%, as compared to the six months ended June 30, 2021. Net sales increased primarily due to higher ActiveDisclosure and Venue volumes.

Income from operations of $7.4 million for the six months ended June 30, 2022 decreased $8.4 million, or 53.2%, as compared to the six months ended June 30, 2021, primarily due to an unfavorable sales mix, an increase in depreciation and amortization expense, a higher allocation of overhead costs and higher product development costs, partially offset by higher sales volumes and price increases.

Operating margin decreased from 19.2% for the six months ended June 30, 2021 to 8.1% for the six months ended June 30, 2022, primarily due to an unfavorable sales mix, an increase in depreciation and amortization expense, a higher allocation of overhead costs and higher product development costs, partially offset by price increases.

Capital Markets – Compliance and Communications Management

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Net sales	$150.0	$153.1	$(3.1)	(2.0%)	$253.6	$291.6	$(38.0)	(13.0%)
Income from operations	60.5	64.6	(4.1)	(6.3%)	89.4	123.7	(34.3)	(27.7%)
Operating margin	40.3%	42.2%			35.3%	42.4%
Items impacting comparability
Restructuring, impairment and other charges, net	—	0.6	(0.6)	(100.0%)	0.4	0.6	(0.2)	(33.3%)
Non-income tax, net	—	(0.1)	0.1	(100.0%)	(0.1)	(0.1)	—	—
Income related to sale of assets	(0.2)	—	(0.2)	nm	(0.2)	—	(0.2)	nm
COVID-19 related recoveries	(0.2)	(0.1)	(0.1)	100.0%	(0.2)	(0.3)	0.1	(33.3%)

nm – Not meaningful

Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

Net sales of $150.0 million for the three months ended June 30, 2022 decreased $3.1 million, or 2.0%, as compared to the three months ended June 30, 2021. Net sales decreased primarily due to lower transactional volumes, partially offset by higher compliance volumes.

Income from operations of $60.5 million for three months ended June 30, 2022 decreased $4.1 million, or 6.3%, as compared to the three months ended June 30, 2021, primarily due to an unfavorable sales mix, lower sales volumes and higher marketing expenses, partially offset by lower selling expense and cost control initiatives.

Operating margin decreased from 42.2% for the three months ended June 30, 2021 to 40.3% for the three months ended June 30, 2022, primarily due to an unfavorable sales mix and higher marketing expenses, partially offset by lower selling expense and cost control initiatives.

Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

Net sales of $253.6 million for the six months ended June 30, 2022 decreased $38.0 million, or 13.0%, as compared to the six months ended June 30, 2021. Net sales decreased primarily due to lower transactional volumes, partially offset by higher compliance volumes.

Income from operations of $89.4 million for the six months ended June 30, 2022 decreased $34.3 million, or 27.7%, as compared to the six months ended June 30, 2021, primarily due to lower sales volumes, an unfavorable sales mix and higher marketing expenses, partially offset by lower selling expense as a result of the decrease in sales volumes and cost control initiatives.

Operating margin decreased from 42.4% for the six months ended June 30, 2021 to 35.3% for the six months ended June 30, 2022, primarily due to an unfavorable sales mix and higher marketing expenses, partially offset by lower selling expense as a result of a decrease in sales and cost control initiatives.

Investment Companies – Software Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Net sales	$25.3	$22.8	$2.5	11.0%	$50.4	$44.6	$5.8	13.0%
Income from operations	5.9	3.5	2.4	68.6%	12.1	5.5	6.6	nm
Operating margin	23.3%	15.4%			24.0%	12.3%
Items impacting comparability
Restructuring, impairment and other charges, net	—	0.1	(0.1)	(100.0%)	0.1	0.1	—	—
Non-income tax, net	(0.1)	(0.1)	—	—	(0.1)	(0.1)	—	—

nm – Not meaningful

Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

Net sales of $25.3 million for the three months ended June 30, 2022 increased $2.5 million, or 11.0%, as compared to the three months ended June 30, 2021. Net sales increased primarily due to higher ArcPro and ArcReporting volumes.

Income from operations of $5.9 million for three months ended June 30, 2022 increased $2.4 million, or 68.6%, as compared to the three months ended June 30, 2021, primarily due to higher sales volumes.

Operating margin increased from 15.4% for the three months ended June 30, 2021 to 23.3% for the three months ended June 30, 2022, primarily due to higher sales volumes.

Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

Net sales of $50.4 million for the six months ended June 30, 2022 increased $5.8 million, or 13.0%, as compared to the six months ended June 30, 2021. Net sales increased primarily due to higher ArcPro and ArcReporting volumes.

Income from operations of $12.1 million for the six months ended June 30, 2022 increased $6.6 million, as compared to the six months ended June 30, 2021, primarily due to higher sales volumes, a decrease in depreciation and amortization expense and lower incentive compensation expense.

Operating margin increased from 12.3% for the six months ended June 30, 2021 to 24.0% for the six months ended June 30, 2022, primarily due to higher sales volumes, a decrease in depreciation and amortization expense and lower incentive compensation expense.

Investment Companies – Compliance and Communications Management

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Net sales	$44.6	$47.8	$(3.2)	(6.7%)	$82.2	$94.3	$(12.1)	(12.8%)
Income from operations	13.7	2.1	11.6	nm	21.8	8.4	13.4	nm
Operating margin	30.7%	4.4%			26.5%	8.9%
Items impacting comparability
Restructuring, impairment and other charges, net	(0.2)	1.9	(2.1)	nm	0.2	2.6	(2.4)	(92.3%)
COVID-19 related recoveries	—	—	—	—	—	(0.7)	0.7	(100.0%)

Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

Net sales of $44.6 million for the three months ended June 30, 2022 decreased $3.2 million, or 6.7%, as compared to the three months ended June 30, 2021. Net sales decreased primarily due to lower print volumes as a result of SEC Rules 30e-3 and 498A, which reduced print requirements.

Income from operations of $13.7 million for three months ended June 30, 2022 increased $11.6 million, as compared to the three months ended June 30, 2021, primarily due to a favorable sales mix, lower restructuring, impairment and other charges, net, cost savings as a result of the consolidation of the print platform and a lower allocation of overhead costs, partially offset by lower sales volumes.

Operating margin increased from 4.4% for the three months ended June 30, 2021 to 30.7% for the three months ended June 30, 2022, primarily due to a favorable sales mix, lower restructuring, impairment and other charges, net, which had a positive impact on operating margin of 4.7%, cost savings as a result of the consolidation of the print platform and a lower allocation of overhead costs.

Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

Net sales of $82.2 million for the six months ended June 30, 2022 decreased $12.1 million, or 12.8%, as compared to the six months ended June 30, 2021. Net sales decreased primarily due to lower print volumes as a result of SEC Rules 30e-3 and 498A, which reduced print requirements.

Income from operations of $21.8 million for the six months ended June 30, 2022 increased $13.4 million, as compared to the six months ended June 30, 2021, primarily due to a favorable sales mix, cost savings as a result of the consolidation of the print platform, a lower allocation of overhead costs, lower restructuring, impairment and other charges, net and lower incentive compensation expense, partially offset by lower sales volumes.

Operating margin increased from 8.9% for the six months ended June 30, 2021 to 26.5% for the six months ended June 30, 2022, primarily due to a favorable sales mix, cost savings as a result of the consolidation of the print platform, a lower allocation of overhead costs, lower restructuring, impairment and other charges, net, which had a positive impact on operating margin of 2.9%, and lower incentive compensation expense.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Operating expenses	$17.3	$17.5	$29.5	$40.5
Items impacting comparability
Share-based compensation expense	5.9	5.9	9.5	9.0
Restructuring, impairment and other charges, net	0.2	0.1	0.3	0.2
LSC multiemployer pension plans obligation	—	0.2	—	7.5

Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

Corporate operating expenses for the three months ended June 30, 2022 decreased $0.2 million as compared to the three months ended June 30, 2021 due to lower healthcare expenses and incentive compensation expenses, partially offset by higher consulting expense.

Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

Corporate operating expenses for the six months ended June 30, 2022 decreased $11.0 million as compared to the six months ended June 30, 2021, primarily due to the $7.5 million decrease in expense related to the LSC multiemployer pension plans obligation expensed in 2021 and lower incentive compensation and healthcare expenses, partially offset by higher consulting expense.

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

•
COVID-19 related recoveries. As a result of incremental expenses (including incremental vendor costs and premium wages paid to certain employees as well as costs to clean and disinfect the Company's facilities more frequently) incurred related to the COVID-19 pandemic, during the six months ended June 30, 2021, the Company received an insurance reimbursement associated with these incremental expenses. During the six months ended June 30, 2022, the Company received certain government subsidies related to employee wages at certain international locations.

A reconciliation of net earnings to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net earnings	$46.0	$42.9	$72.4	$78.1
Restructuring, impairment and other charges, net	0.2	2.8	2.0	3.6
Share-based compensation expense	5.9	5.9	9.5	9.0
Non-income tax, net	(0.2)	(1.0)	(0.5)	(0.9)
Income related to sale of assets	(0.2)	—	(0.2)	—
COVID-19 related recoveries	(0.2)	(0.1)	(0.2)	(1.0)
LSC multiemployer pension plans obligation	—	0.2	—	7.5
Loss on equity investment	—	—	—	0.2
Depreciation and amortization	11.2	10.1	21.9	19.9
Interest expense, net	2.1	5.9	3.6	11.2
Investment and other income, net	(0.3)	(1.5)	(0.5)	(2.5)
Income tax expense	18.1	14.7	25.7	25.9
Adjusted EBITDA	$82.6	$79.9	$133.7	$151.0

Restructuring, impairment and other charges, net—The six months ended June 30, 2022 included employee termination costs of $1.7 million. The three months ended June 30, 2021 included $2.7 million of employee termination costs. The six months ended June 30, 2021 included $2.9 million of employee termination costs and $0.6 million of other restructuring charges. Refer to Note 5, Restructuring, Impairment and Other Charges, net, for additional information.

Share-based compensation expense—Included charges of $5.9 million and $9.5 million for the three and six months ended June 30, 2022, respectively, and $5.9 million and $9.0 million for the three and six months ended June 30, 2021, respectively.

Non-income tax, net—Included income of $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively, and $1.0 million and $0.9 million for the three and six months ended June 30, 2021, respectively, related to certain estimated non-income tax exposures previously accrued by the Company.

Income related to sale of assets—Included income of $0.2 million for both the three and six months ended June 30, 2022 from a forfeited deposit on a terminated agreement for the sale of land.

COVID-19 related recoveries—Included recoveries $0.2 million for both the three and six months ended June 30, 2022 related to governmental subsidies, as described above, and recoveries of $0.1 million and $1.0 million for the three and six months ended June 30, 2021, respectively, primarily related to insurance reimbursements of COVID-19 related expenses.

LSC multiemployer pension plans obligation—Included charges of $0.2 million and $7.5 million for the three and six months ended June 30, 2021, respectively, for the Company's accrual related to the LSC MEPP Liabilities.

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

Cash and cash equivalents were $17.8 million at June 30, 2022, which included $9.8 million in the U.S. and $8.0 million at international locations.

The following describes the Company’s cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in millions)
Net cash used in operating activities	$(6.4)	$(7.7)
Net cash used in investing activities	(24.8)	(17.7)
Net cash used in financing activities	(7.2)	(9.9)
Effect of exchange rate on cash and cash equivalents	1.7	1.6
Net decrease in cash and cash equivalents	$(36.7)	$(33.7)

Cash Flows Used in Operating Activities

Operating cash inflows and outflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor, rent, raw materials and other operating activities.

Net cash used in operating activities was $6.4 million for the six months ended June 30, 2022 compared to $7.7 million for the six months ended June 30, 2021. The decrease in cash used in operating activities was primarily due to favorable changes in accounts payable and accounts receivable and a decrease in interest paid, partially offset by an unfavorable change in accrued liabilities during the six months ended June 30, 2022. Accounts payable increased operating cash flows by $22.9 million for the six months ended June 30, 2022, as compared to $4.0 million for the six months ended June 30, 2021, due to timing of supplier payments. Accounts receivable decreased operating cash flows by $79.8 million for the six months ended June 30, 2022, as compared to $94.4 million for the six months ended June 30, 2021, due to the decline in revenue. The Company's interest payments decreased by $7.8 million from $10.6 million for the six months ended June 30, 2021 to $2.8 million for the six months ended June 30, 2022, primarily due to the Company's retirement of the Notes. Accrued liabilities and other decreased operating cash flows by $52.3 million for the six months ended June 30, 2022, as compared to $19.3 million for the six months ended June 30, 2021, primarily due to higher incentive compensation and commissions payments in 2022 and lower incentive compensation and commissions accruals in 2022 compared to 2021.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $24.8 million for the six months ended June 30, 2022, which consisted of capital expenditures, mostly driven by investments in software development. The Company expects that capital expenditures for the full year ended December 31, 2022 will be approximately $50 million to $55 million.

Net cash used in investing activities was $17.7 million for the six months ended June 30, 2021, which consisted of capital expenditures, mostly driven by investments in software development.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $7.2 million for the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company received $209.0 million of proceeds from the Revolving Facility borrowings, partially offset by $99.0 million of payments on the Revolving Facility borrowings. The Company’s common stock repurchases for the six months ended June 30, 2022 totaled $116.6 million, which included $104.6 million of repurchases under the stock repurchase program and $12.0 million associated with vesting of the Company employees’ equity awards.

Net cash used in financing activities was $9.9 million for the six months ended June 30, 2021. During the six months ended June 30, 2021, the Company received $228.0 million of proceeds from the Revolving Facility borrowings, partially offset by $218.0 million of payments on the Revolving Facility borrowings. The Company’s common stock repurchases for the six months ended June 30, 2021 totaled $19.1 million, which included $10.5 million of repurchases under the stock repurchase program and $8.6 million associated with vesting of the Company employees' equity awards.

Debt

The Company’s debt as of June 30, 2022 and December 31, 2021 consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Term Loan A Facility	$125.0	$125.0
Borrowings under the Revolving Facility	110.0	—
Unamortized debt issuance costs	(0.9)	(1.0)
Total long-term debt	$234.1	$124.0

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

As of June 30, 2022, there was $110.0 million of borrowings outstanding under the Revolving Facility as well as $3.0 million in outstanding letters of credit and bank guarantees and none of the outstanding letters of credit reduced the availability under the Revolving Facility. Based on the Company’s results of operations for the twelve months ended June 30, 2022 and existing debt, the Company would have had the ability to utilize $190.0 million of the Revolving Facility and not have been in violation of the terms of the agreement.

The current availability under the Revolving Facility and net available liquidity as of June 30, 2022 are presented in the table below:

June 30, 2022
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	$110.0

Current availability at June 30, 2022	$190.0
Cash and cash equivalents	17.8
Net Available Liquidity	$207.8

The Company was in compliance with its debt covenants as of June 30, 2022, and expects to remain in compliance based on management’s estimates of operating and financial results for fiscal year 2022 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of June 30, 2022, the Revolving Facility is supported by fifteen U.S. and international financial institutions.

As of June 30, 2022, the Company met all the conditions required to borrow under the Revolving Facility, and management expects the Company to continue to meet the applicable borrowing conditions.

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

Item 4. Controls and Procedures

(a)
Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

(b)
Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There were no material changes during the three months ended June 30, 2022 to the risk factors identified in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
April 1, 2022 - April 30, 2022	626,560	$30.75	626,560	103,742,274
May 1, 2022 - May 31, 2022	802,367	28.74	798,934	80,782,787
June 1, 2022 - June 30, 2022 (b)	755,302	29.38	755,302	58,589,929
Total	2,184,229	$29.54	2,180,796

(a)
As further described in Note 10, Capital Stock, to the Unaudited Condensed Consolidated Financial Statements, on February 17, 2022, the Board authorized an increase to its previously approved stock repurchase program to bring the total remaining available repurchase authorization for shares on or after February 17, 2022 to $150 million and extended the expiration date of the repurchase program through December 31, 2023. The stock repurchase program may be suspended or discontinued at any time. The timing and amount of any shares repurchased are determined by the Company based on its evaluation of market conditions and other factors and may be completed from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so.
(b)
Includes 72,988 shares, valued at $2.1 million, for which the Company placed orders prior to or on June 30, 2022 that were not settled until the third quarter of 2022.

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

Date: August 3, 2022