Form 10-Q
period 2022-09-30
Donnelley Financial Solutions, Inc.
filed 2022-11-02
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☒

As of October 28, 2022, 29,103,898 shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Operations

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales
Tech-enabled services	$87.4	$142.1	$312.4	$394.6
Software solutions	69.5	69.3	210.9	196.2
Print and distribution	31.8	36.3	142.6	169.7
Total net sales	188.7	247.7	665.9	760.5
Cost of sales (a)
Tech-enabled services	35.3	39.6	113.2	123.3
Software solutions	29.0	26.9	85.1	76.5
Print and distribution	19.6	26.6	96.2	121.1
Total cost of sales	83.9	93.1	294.5	320.9
Selling, general and administrative expenses (a)	63.8	77.0	205.5	225.6
Depreciation and amortization	11.7	10.0	33.6	29.9
Restructuring, impairment and other charges, net	2.6	3.3	4.6	6.9
Other operating income, net	—	(0.7)	(0.2)	(0.7)
Income from operations	26.7	65.0	127.9	177.9
Interest expense, net	2.3	5.9	5.9	17.1
Investment and other income, net	(2.8)	(1.7)	(3.3)	(4.0)
Earnings before income taxes	27.2	60.8	125.3	164.8
Income tax expense	8.0	18.6	33.7	44.5
Net earnings	$19.2	$42.2	$91.6	$120.3

Net earnings per share:
Basic	$0.64	$1.25	$2.93	$3.57
Diluted	$0.62	$1.22	$2.81	$3.48
Weighted average number of common shares outstanding:
Basic	29.8	33.7	31.3	33.7
Diluted	30.9	34.7	32.6	34.6

(a)
Exclusive of depreciation and amortization

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net earnings	$19.2	$42.2	$91.6	$120.3

Other comprehensive (loss) income, net of tax:
Translation adjustments	(1.7)	(0.7)	(2.1)	(0.2)
Adjustment for net periodic pension and other postretirement benefits plans	0.5	0.6	1.8	2.0
Other comprehensive (loss) income, net of tax	(1.2)	(0.1)	(0.3)	1.8
Comprehensive income	$18.0	$42.1	$91.3	$122.1

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Balance Sheets

(in millions, except per share data)

(UNAUDITED)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$10.8	$54.5
Receivables, less allowances for expected losses of $17.5 in 2022 (2021 - $12.7)	210.8	199.1
Prepaid expenses and other current assets	27.5	23.5
Assets held for sale	2.6	2.6
Total current assets	251.7	279.7
Property, plant and equipment, net	17.7	18.7
Operating lease right-of-use assets	36.4	42.6
Software, net	72.4	63.7
Goodwill	409.0	410.0
Other intangible assets, net	8.0	8.7
Deferred income taxes, net	30.5	31.7
Other noncurrent assets	25.1	28.2
Total assets	$850.8	$883.3
LIABILITIES
Accounts payable	$42.1	$36.3
Operating lease liabilities	16.6	17.9
Accrued liabilities	163.2	207.2
Total current liabilities	221.9	261.4
Long-term debt	191.7	124.0
Deferred compensation liabilities	18.5	19.8
Pension and other postretirement benefits plans liabilities	36.2	40.6
Noncurrent operating lease liabilities	31.5	39.4
Other noncurrent liabilities	19.5	21.1
Total liabilities	519.3	506.3
Commitments and Contingencies (Note 7)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and outstanding: 36.9 shares and 29.3 shares in 2022 (2021 - 35.9 shares and 33.0 shares)	0.4	0.4
Treasury stock, at cost: 7.6 shares in 2022 (2021 - 2.9 shares)	(208.0)	(57.1)
Additional paid-in capital	274.7	260.6
Retained earnings	343.0	251.4
Accumulated other comprehensive loss	(78.6)	(78.3)
Total equity	331.5	377.0
Total liabilities and equity	$850.8	$883.3

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Cash Flows

(in millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net earnings	$91.6	$120.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	33.6	29.9
Provision for expected losses on accounts receivable	6.2	2.2
Impairment charge	—	2.8
Share-based compensation	13.9	14.2
Deferred income taxes	0.4	6.6
Net pension plan income	(0.7)	(3.2)
Amortization of right-of-use assets	12.1	12.9
Other	0.5	0.3
Changes in operating assets and liabilities:
Accounts receivable, net	(20.5)	(73.5)
Prepaid expenses and other current assets	(3.3)	(11.6)
Accounts payable	4.9	(7.5)
Income taxes payable and receivable	(1.7)	5.3
Accrued liabilities and other	(44.2)	21.2
Operating lease liabilities	(14.7)	(15.7)
Pension and other postretirement benefits plans contributions	(1.2)	(1.0)
Net cash provided by operating activities	76.9	103.2
INVESTING ACTIVITIES
Capital expenditures	(39.4)	(28.2)
Other investing activities	—	0.9
Net cash used in investing activities	(39.4)	(27.3)
FINANCING ACTIVITIES
Revolving facility borrowings	270.0	278.0
Payments on revolving facility borrowings	(202.5)	(278.0)
Debt issuance costs	—	(2.8)
Treasury share repurchases	(150.0)	(26.5)
Proceeds from exercise of stock options	0.3	2.2
Finance lease payments	(1.4)	(0.4)
Net cash used in financing activities	(83.6)	(27.5)
Effect of exchange rate on cash and cash equivalents	2.4	0.9
Net (decrease) increase in cash and cash equivalents	(43.7)	49.3
Cash and cash equivalents at beginning of year	54.5	73.6
Cash and cash equivalents at end of period	$10.8	$122.9
Supplemental cash flow information
Income taxes paid (net of refunds)	$34.4	$32.0
Interest paid	$4.9	$11.0

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2022 and 2021

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	36.9	$0.4	6.6	$(175.6)	$270.2	$323.8	$(77.4)	$341.4
Net earnings	—	—	—	—	—	19.2	—	19.2
Other comprehensive loss	—	—	—	—	—	—	(1.2)	(1.2)
Share-based compensation	—	—	—	—	4.4	—	—	4.4
Common stock repurchases	—	—	1.0	(32.3)	—	—	—	(32.3)
Issuance of share-based awards, net of withholdings and other	—	—	—	(0.1)	0.1	—	—	—
Balance at September 30, 2022	36.9	$0.4	7.6	$(208.0)	$274.7	$343.0	$(78.6)	$331.5

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	35.9	$0.4	2.3	$(35.1)	$249.6	$183.6	$(78.9)	$319.6
Net earnings	—	—	—	—	—	42.2	—	42.2
Other comprehensive loss	—	—	—	—	—	—	(0.1)	(0.1)
Share-based compensation	—	—	—	—	5.2	—	—	5.2
Common stock repurchases	—	—	0.2	(8.2)	—	—	—	(8.2)
Issuance of share-based awards, net of withholdings and other	—	—	—	(0.1)	0.3	—	—	0.2
Balance at September 30, 2021	35.9	$0.4	2.5	$(43.4)	$255.1	$225.8	$(79.0)	$358.9

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2022 and 2021

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	35.9	$0.4	2.9	$(57.1)	$260.6	$251.4	$(78.3)	$377.0
Net earnings	—	—	—	—	—	91.6	—	91.6
Other comprehensive loss	—	—	—	—	—	—	(0.3)	(0.3)
Share-based compensation	—	—	—	—	13.9	—	—	13.9
Common stock repurchases	—	—	4.3	(138.8)	—	—	—	(138.8)
Issuance of share-based awards, net of withholdings and other	1.0	—	0.4	(12.1)	0.2	—	—	(11.9)
Balance at September 30, 2022	36.9	$0.4	7.6	$(208.0)	$274.7	$343.0	$(78.6)	$331.5

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	34.9	$0.3	1.6	$(16.0)	$238.8	$105.5	$(80.8)	$247.8
Net earnings	—	—	—	—	—	120.3	—	120.3
Other comprehensive income	—	—	—	—	—	—	1.8	1.8
Share-based compensation	—	—	—	—	14.2	—	—	14.2
Common stock repurchases	—	—	0.6	(18.7)	—	—	—	(18.7)
Issuance of share-based awards, net of withholdings and other	1.0	0.1	0.3	(8.7)	2.1	—	—	(6.5)
Balance at September 30, 2021	35.9	$0.4	2.5	$(43.4)	$255.1	$225.8	$(79.0)	$358.9
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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Allowance for Expected Losses—Transactions affecting the current expected credit loss (“CECL”) reserve during the nine months ended September 30, 2022 and 2021 were as follows:

	September 30,
	2022	2021
Balance, beginning of year (a)	$12.7	$10.5
Provisions charged to expense	6.2	2.2
Write-offs, reclassifications and other	(1.4)	0.3
Balance, end of period (a)	$17.5	$13.0

__________

(a)
As of September 30, 2022, the CECL reserve balance was comprised of a $16.7 million provision for accounts receivable and a $0.8 million provision for unbilled receivables and contract assets. As of December 31, 2021, the CECL reserve balance was comprised of a $12.0 million provision for accounts receivable and a $0.7 million provision for unbilled receivables and contract assets.

Property, Plant and Equipment, net—The components of the Company’s property, plant and equipment, net at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Land	$0.3	$0.3
Buildings	20.5	20.8
Machinery and equipment	68.6	68.5
	89.4	89.6
Less: Accumulated depreciation	(71.7)	(70.9)
Total	$17.7	$18.7

Depreciation expense was $1.7 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively, and $4.8 million and $4.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Assets Held for Sale—As of September 30, 2022 and December 31, 2021, the Company had land held for sale with a carrying value of $2.6 million. On August 30, 2022, the Company entered into an agreement to sell the land for $13.0 million. The closing of this transaction is subject to a due diligence period, a period to obtain needed entitlements and customary closing conditions. There is no assurance that this sale will be completed.

Software—Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software, excluding amortization expense related to other intangible assets, was $9.8 million and $8.2 million for the three months ended September 30, 2022 and 2021, respectively, and $28.1 million and $24.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Investments—The carrying value of the Company’s investments in equity securities was $8.5 million and $8.0 million at September 30, 2022 and December 31, 2021, respectively. The Company measures its equity securities that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes. During the three and nine months ended September 30, 2022, the Company recorded an unrealized gain of $0.5 million, and during the three and nine months ended September 30, 2021, the Company recorded a net unrealized gain of $0.6 million and $0.4 million, respectively, resulting from observable price changes.

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

Disaggregation of Revenue

The following tables disaggregate revenue between tech-enabled services, software solutions and print and distribution by reportable segment:

	Three Months Ended September 30,
	2022				2021
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$45.8	$—	$45.8	$—	$48.1	$—	$48.1
Capital Markets - Compliance and Communications Management	66.8	—	16.5	83.3	122.5	—	20.0	142.5
Investment Companies - Software Solutions	—	23.7	—	23.7	—	21.2	—	21.2
Investment Companies - Compliance and Communications Management	20.6	—	15.3	35.9	19.6	—	16.3	35.9
Total net sales	$87.4	$69.5	$31.8	$188.7	$142.1	$69.3	$36.3	$247.7

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Nine Months Ended September 30,
	2022				2021
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$136.8	$—	$136.8	$—	$130.4	$—	$130.4
Capital Markets - Compliance and Communications Management	248.8	—	88.1	336.9	332.3	—	101.8	434.1
Investment Companies - Software Solutions	—	74.1	—	74.1	—	65.8	—	65.8
Investment Companies - Compliance and Communications Management	63.6	—	54.5	118.1	62.3	—	67.9	130.2
Total net sales	$312.4	$210.9	$142.6	$665.9	$394.6	$196.2	$169.7	$760.5

Unbilled Receivables and Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in unbilled receivables, contract assets or contract liabilities. Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists and therefore invoicing has not yet occurred. The Company generally estimates contract assets based on the historical selling price adjusted for its current experience and expected resolution of the variable consideration of the completed performance obligation. When the Company’s contracts contain variable consideration, the variable consideration is recognized only to the extent that it is probable that a significant revenue reversal will not occur in a future period. As a result, the estimated revenue and contract assets may be constrained until the uncertainty associated with the variable consideration is resolved, which generally occurs in less than one year. Contract assets were $21.0 million and $24.9 million at September 30, 2022 and December 31, 2021, respectively. Generally, the contract assets balance is impacted by the recognition of additional revenue, amounts invoiced to customers and changes in the level of constraint applied to variable consideration. Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price and management’s assessment of realizable selling price. Unbilled receivables were $55.6 million and $46.7 million at September 30, 2022 and December 31, 2021, respectively. Unbilled receivables and contract assets are included in accounts receivable on the Unaudited Condensed Consolidated Balance Sheets.

Amounts recognized as revenue exceeded the estimates for performance obligations satisfied in previous periods by approximately $15.5 million and $22.9 million for the three months ended September 30, 2022 and 2021, respectively, and by approximately $14.9 million and $26.2 million for the nine months ended September 30, 2022 and 2021, respectively, primarily due to changes in the Company’s estimate of variable consideration and the application of the constraint.

Substantially all of the Company’s contracts with significant remaining performance obligations have an initial expected duration of one year or less. As of September 30, 2022, the future estimated revenue related to unsatisfied or partially satisfied performance obligations under contracts with an original contractual term in excess of one year was approximately $127 million, of which approximately 50% is expected to be recognized as revenue over the succeeding twelve months, and the remainder recognized thereafter.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Contract liabilities consist of deferred revenue and progress billings which are included in accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. The Company recognized $5.3 million and $2.6 million of revenue during the three months ended September 30, 2022 and 2021, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. The Company recognized $31.4 million and $18.5 million of revenue during the nine months ended September 30, 2022 and 2021, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. Changes in contract liabilities were as follows:

Balance at January 1, 2022	$36.0
Deferral of revenue	119.2
Revenue recognized	(103.9)
Balance at September 30, 2022	$51.3

Balance at January 1, 2021	$21.7
Deferral of revenue	102.9
Revenue recognized	(86.1)
Balance at September 30, 2021	$38.5

Note 3. Goodwill and Other Intangible Assets

Goodwill—The goodwill balances by reportable segment were as follows:

	Gross book value at December 31, 2021	Accumulated impairment charges at December 31, 2021	Net book value at December 31, 2021	Foreign exchange and other adjustments	Net book value at September 30, 2022
Capital Markets - Software Solutions	$103.7	$—	$103.7	$(0.2)	$103.5
Capital Markets - Compliance and Communications Management	253.1	—	253.1	(0.6)	252.5
Investment Companies - Software Solutions	53.2	—	53.2	(0.2)	53.0
Investment Companies - Compliance and Communications Management	40.6	(40.6)	—	—	—
Total	$450.6	$(40.6)	$410.0	$(1.0)	$409.0

Other Intangible Assets—The components of other intangible assets at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships (useful life of 15 years)	$10.4	$(2.6)	$7.8	$10.4	$(2.1)	$8.3
Trade names (useful life of 5 years)	1.0	(0.8)	0.2	1.0	(0.6)	0.4
Total other intangible assets (a)	$11.4	$(3.4)	$8.0	$11.4	$(2.7)	$8.7

__________

(a)
The weighted-average remaining useful life of the unamortized intangible assets as of September 30, 2022 is approximately eleven years.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following table outlines the estimated annual amortization expense related to other intangible assets:

For the year ending December 31,	Amount
2022 (excluding the nine months ended September 30, 2022)	$0.2
2023	0.9
2024	0.7
2025	0.7
2026	0.7
2027 and thereafter	4.8
Total	$8.0

Note 4. Leases

The Company has operating leases for certain service centers, office space, warehouses and equipment. The Company made payments of $5.6 million and $5.5 million for the three months ended September 30, 2022 and 2021, respectively, and $16.3 million and $17.5 million for the nine months ended September 30, 2022 and 2021, respectively, related to its operating lease liabilities.

The Company has finance leases, primarily related to certain IT equipment. During the three and nine months ended September 30, 2022, the Company made payments of $0.5 million and $1.4 million, respectively related to its finance lease liabilities. During both the three and nine months ended September 30, 2021, the Company made payments of $0.4 million related to its finance lease liabilities.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense:
Operating lease expense	$4.4	$4.7	$13.2	$14.4
Sublease income	(1.2)	(1.1)	(3.3)	(3.3)
Net operating lease expense	$3.2	$3.6	$9.9	$11.1

Finance lease expense:
Amortization of ROU assets	$0.5	$0.4	$1.4	$0.4
Interest on lease liabilities	—	—	0.1	—
Total finance lease expense	$0.5	$0.4	$1.5	$0.4

The Company’s finance leases are presented within the Company’s Unaudited Condensed Consolidated Balance Sheets as follows:

	September 30, 2022	December 31, 2021
Property, plant and equipment, net	$7.0	$7.5

Accrued liabilities	$1.8	$1.6
Other noncurrent liabilities	5.3	5.9
Total	$7.1	$7.5

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

For the three months ended September 30, 2022 and 2021, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Other Restructuring Charges	Other Charges	Total
Three Months Ended September 30, 2022
Capital Markets - Software Solutions	$0.1	$—	$—	$0.1
Capital Markets - Compliance and Communications Management	1.8	—	—	1.8
Investment Companies - Software Solutions	0.1	—	—	0.1
Investment Companies - Compliance and Communications Management	0.2	0.2	—	0.4
Corporate	0.1	—	0.1	0.2
Total	$2.3	$0.2	$0.1	$2.6

	Employee Terminations	Other Restructuring Charges	Impairment Charges	Total
Three Months Ended September 30, 2021
Capital Markets - Software Solutions	$0.2	$—	$—	$0.2
Capital Markets - Compliance and Communications Management	(0.1)	—	2.8	2.7
Investment Companies - Compliance and Communications Management	0.1	0.2	—	0.3
Corporate	0.1	—	—	0.1
Total	$0.3	$0.2	$2.8	$3.3

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the nine months ended September 30, 2022 and 2021, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Other Restructuring Charges	Other Charges	Total
Nine Months Ended September 30, 2022
Capital Markets - Software Solutions	$1.1	$—	$—	$1.1
Capital Markets - Compliance and Communications Management	2.1	—	0.1	2.2
Investment Companies - Software Solutions	0.2	—	—	0.2
Investment Companies - Compliance and Communications Management	0.3	0.3	—	0.6
Corporate	0.3	—	0.2	0.5
Total	$4.0	$0.3	$0.3	$4.6

	Employee Terminations	Other Restructuring Charges	Impairment Charges	Other Charges	Total
Nine Months Ended September 30, 2021
Capital Markets - Software Solutions	$0.3	$—	$—	$—	$0.3
Capital Markets - Compliance and Communications Management	0.4	—	2.8	0.1	3.3
Investment Companies - Software Solutions	0.1	—	—	—	0.1
Investment Companies - Compliance and Communications Management	2.1	0.8	—	—	2.9
Corporate	0.3	—	—	—	0.3
Total	$3.2	$0.8	$2.8	$0.1	$6.9

For the three and nine months ended September 30, 2022, the Company recorded net restructuring charges of $2.3 million and $4.0 million, respectively, related to employee termination costs for approximately 10 and 80 employees, respectively, the majority of whom will be terminated by December 31, 2022. The restructuring actions were primarily related to the reorganization of certain capital markets operations and the relocation of a digital print facility.

For the three and nine months ended September 30, 2021, the Company recorded net restructuring charges of $0.3 million and $3.2 million, respectively, related to employee termination costs for approximately 170 employees for the nine months ended September 30, 2021, substantially all of whom were terminated as of December 31, 2021. The restructuring actions were primarily the result of the implementation of SEC Rule 30e-3 and amendments to SEC Rule 498A.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Restructuring Reserve – Employee Terminations

The Company’s employee terminations liability is included in accrued liabilities in the Company’s Unaudited Condensed Consolidated Balance Sheets. Changes in the accrual for employee terminations during the nine months ended September 30, 2022, were as follows:

	December 31, 2021	Restructuring Charges	Reversals	Cash Paid	September 30, 2022
Employee terminations	$2.4	$4.3	$(0.3)	$(1.3)	$5.1

Note 6. Retirement Plans

The components of estimated net pension plan income for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest cost	$1.8	$1.5	$5.5	$4.6
Expected return on assets	(2.9)	(3.5)	(8.7)	(10.6)
Amortization, net	0.9	0.9	2.5	2.8
Net pension plan income	$(0.2)	$(1.1)	$(0.7)	$(3.2)

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 8. Debt

The Company’s debt as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Term Loan A Facility	$125.0	$125.0
Borrowings under the Revolving Facility	67.5	—
Unamortized debt issuance costs	(0.8)	(1.0)
Total long-term debt	$191.7	$124.0

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

Term Loan A Facility—The unpaid principal amount of the Term Loan A Facility is due and payable in full on May 27, 2026. Voluntary prepayments of the Term Loan A Facility are permitted at any time without premium or penalty. The weighted-average interest rate on borrowings under the Term Loan A Facility was 3.0% for the nine months ended September 30, 2022. The fair value of the Term Loan A Facility was $120.3 million and $124.2 million as of September 30, 2022 and December 31, 2021, respectively, and was determined to be Level 2 under the fair value hierarchy.

Revolving Facility—As of September 30, 2022, there were $67.5 million of borrowings outstanding under the Revolving Facility. The weighted average interest rate on borrowings under the Revolving Facility was 3.7% and 2.8% for the nine months ended September 30, 2022 and 2021, respectively. The fair value of the Company's borrowings under the Revolving Facility is classified as Level 2 under the fair value hierarchy and approximated its carrying value as of September 30, 2022, as the Revolving Facility carries a variable rate of interest reflecting current market rates.

The following table summarizes interest expense, net included in the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest incurred	$2.5	$6.1	$6.4	$17.6
Less: Interest income	(0.2)	(0.2)	(0.5)	(0.5)
Interest expense, net (a)	$2.3	$5.9	$5.9	$17.1

__________

(a)
Interest expense, net for the three and nine months ended September 30, 2021 included interest expense related to the Company's 8.25% Senior Notes Due 2024, which were repaid in full in the fourth quarter of 2021.

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

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net earnings per share:
Basic	$0.64	$1.25	$2.93	$3.57
Diluted	$0.62	$1.22	$2.81	$3.48
Numerator:
Net earnings	$19.2	$42.2	$91.6	$120.3
Denominator:
Basic weighted average number of common shares outstanding	29.8	33.7	31.3	33.7
Dilutive awards	1.1	1.0	1.3	0.9
Diluted weighted average number of common shares outstanding	30.9	34.7	32.6	34.6

Note 10. Capital Stock

The Company has authorized for issuance 65 million shares of $0.01 par value common stock and one million shares of $0.01 par value preferred stock. The Board of Directors (the "Board") may divide the preferred stock into one or more series and fix the redemption, dividend, voting, conversion, sinking fund, liquidation and other rights. The Company has no present plans to issue any preferred stock.

Common Stock Repurchases—On February 17, 2022, the Board authorized an increase to its previously approved stock repurchase program to bring the total remaining available repurchase authorization for shares on or after February 17, 2022 to $150 million and extended the expiration date of the repurchase program through December 31, 2023.

On August 17, 2022, the Board authorized an increase to the stock repurchase program approved in February 2022 to bring the total remaining available repurchase authorization for shares on or after August 17, 2022 to $150 million. The expiration date of the repurchase program remains through December 31, 2023.

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

For the three and nine months ended September 30, 2022, the Company repurchased 959,579 shares for $32.3 million at an average price of $33.72 per share and 4,367,678 shares for $138.8 million at an average price of $31.78 per share, respectively. As of September 30, 2022, the remaining authorized amount was $137.9 million. For the three and nine months ended September 30, 2021, the Company repurchased 238,072 shares for $8.2 million at an average price of $34.37 per share and 615,321 shares for $18.7 million at an average price of $30.32 per share, respectively.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 11. Comprehensive Income

The components of other comprehensive income (loss) and income tax expense (benefit) allocated to each component for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$(1.7)	$—	$(1.7)	$(2.2)	$(0.1)	$(2.1)
Adjustment for net periodic pension and other postretirement benefits plans	0.8	0.3	0.5	2.5	0.7	1.8
Other comprehensive (loss) income	$(0.9)	$0.3	$(1.2)	$0.3	$0.6	$(0.3)

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$(1.0)	$(0.3)	$(0.7)	$(0.3)	$(0.1)	$(0.2)
Adjustment for net periodic pension and other postretirement benefits plans	0.9	0.3	0.6	2.8	0.8	2.0
Other comprehensive (loss) income	$(0.1)	$—	$(0.1)	$2.5	$0.7	$1.8

The following table summarizes changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2022:

	Pension and Other Postretirement Benefits Plans Cost	Translation Adjustments	Total
Balance at December 31, 2021	$(64.4)	$(13.9)	$(78.3)
Other comprehensive loss before reclassifications	—	(2.1)	(2.1)
Amounts reclassified from accumulated other comprehensive loss	1.8	—	1.8
Net change in accumulated other comprehensive loss	1.8	(2.1)	(0.3)
Balance at September 30, 2022	$(62.6)	$(16.0)	$(78.6)

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following table summarizes changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2021:

	Pension and Other Postretirement Benefits Plans Cost	Translation Adjustments	Total
Balance at December 31, 2020	$(67.6)	$(13.2)	$(80.8)
Other comprehensive income before reclassifications	—	0.2	0.2
Amounts reclassified from accumulated other comprehensive loss	2.0	(0.4)	1.6
Net change in accumulated other comprehensive loss	2.0	(0.2)	1.8
Balance at September 30, 2021	$(65.6)	$(13.4)	$(79.0)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of pension and other postretirement benefits plans cost:
Net actuarial loss (a)	$0.9	$0.9	$2.5	$2.8
Reclassification of translation adjustment (b)	—	—	—	(0.5)
Reclassifications before tax	0.9	0.9	2.5	2.3
Income tax expense	0.4	0.3	0.7	0.7
Reclassifications, net of tax	$0.5	$0.6	$1.8	$1.6

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

	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three Months Ended September 30, 2022
Capital Markets - Software Solutions	$45.8	$4.4	$6.0	$6.8
Capital Markets - Compliance and Communications Management	83.3	22.2	1.5	0.9
Investment Companies - Software Solutions	23.7	3.9	3.0	4.6
Investment Companies - Compliance and Communications Management	35.9	10.5	1.2	0.8
Total operating segments	188.7	41.0	11.7	13.1
Corporate	—	(14.3)	—	1.5
Total	$188.7	$26.7	$11.7	$14.6

	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three Months Ended September 30, 2021
Capital Markets - Software Solutions	$48.1	$7.5	$4.2	$4.1
Capital Markets - Compliance and Communications Management	142.5	67.8	1.5	0.8
Investment Companies - Software Solutions	21.2	1.4	3.0	4.2
Investment Companies - Compliance and Communications Management	35.9	2.8	1.2	1.0
Total operating segments	247.7	79.5	9.9	10.1
Corporate	—	(14.5)	0.1	0.4
Total	$247.7	$65.0	$10.0	$10.5

	Net Sales	Income (Loss) from Operations	Assets(a)	Depreciation and Amortization	Capital Expenditures
Nine Months Ended September 30, 2022
Capital Markets - Software Solutions	$136.8	$11.8	$191.6	$16.7	$19.6
Capital Markets - Compliance and Communications Management	336.9	111.6	419.8	4.7	3.6
Investment Companies - Software Solutions	74.1	16.0	97.5	8.7	11.8
Investment Companies - Compliance and Communications Management	118.1	32.3	52.4	3.4	2.1
Total operating segments	665.9	171.7	761.3	33.5	37.1
Corporate	—	(43.8)	89.5	0.1	2.3
Total	$665.9	$127.9	$850.8	$33.6	$39.4

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Net Sales	Income (Loss) from Operations	Assets(a)	Depreciation and Amortization	Capital Expenditures
Nine Months Ended September 30, 2021
Capital Markets - Software Solutions	$130.4	$23.3	$185.2	$12.0	$12.3
Capital Markets - Compliance and Communications Management	434.1	191.5	451.0	4.5	2.1
Investment Companies - Software Solutions	65.8	6.9	92.7	9.8	8.7
Investment Companies - Compliance and Communications Management	130.2	11.2	60.5	3.4	2.3
Total operating segments	760.5	232.9	789.4	29.7	25.4
Corporate	—	(55.0)	205.1	0.2	2.8
Total	$760.5	$177.9	$994.5	$29.9	$28.2

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

On June 5, 2018, the SEC adopted Rule 30e-3 which provides certain registered investment companies with an option to electronically deliver stockholder reports and other materials rather than providing such reports in paper. Investors who prefer to receive reports in paper will continue to receive them in that format. While Rule 30e-3 was effective January 1, 2019, default electronic distribution pursuant to the rule began on January 1, 2021 due to a 24-month transition period, during which registered investment companies notified investors of the upcoming change in transmission format of stockholder reports. As a result of Rule 30e-3, the Company experienced a significant decline in the volume of printed annual and semi-annual stockholder reports in 2021 and an increase in revenue from the ArcDigital software solution in 2021 and 2022. The Company does not anticipate any additional material impact from Rule 30e-3 in 2023.

On March 11, 2020, the SEC announced that it adopted a new rule 498A under the Securities Act and related regulatory amendments permitting variable annuity and variable life insurance contracts to use a more concise summary prospectus to provide disclosures to investors. More detailed information about the variable annuity or variable life insurance contract will be available online, and an investor must opt in to have that information delivered in paper. The new rule and related form amendments became effective on July 1, 2020 with compliance required by January 1, 2022. As a result of Rule 498A, the Company experienced a significant decline in printed prospectus volume in 2021 and an increase in revenue from the ArcPro and ArcDigital software solutions in 2021 and 2022. The Company does not anticipate any additional material impact from Rule 498A in 2023.

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

Executive Overview

Third Quarter Overview

Net sales for the three months ended September 30, 2022 decreased by $59.0 million, or 23.8%, to $188.7 million from $247.7 million for the three months ended September 30, 2021, including a $1.9 million, or 0.8%, decrease due to changes in foreign currency exchange rates. Net sales decreased primarily due to lower capital markets transactional volumes, partially offset by higher software solutions volumes in Arc Suite and pricing increases in ActiveDisclosure.

Income from operations for the three months ended September 30, 2022 decreased by $38.3 million, or 58.9%, to $26.7 million from $65.0 million for the three months ended September 30, 2021, primarily due to lower sales volumes and an unfavorable sales mix, partially offset by lower selling expense as a result of the decrease in sales volumes and lower incentive compensation expense.

Year-to-Date Overview

Net sales for the nine months ended September 30, 2022 decreased by $94.6 million, or 12.4%, to $665.9 million from $760.5 million for the nine months ended September 30, 2021, including a $4.5 million, or 0.6%, decrease due to changes in foreign currency exchange rates. Net sales decreased primarily due to lower capital markets transactional volumes and lower print volumes as a result of SEC Rules 30e-3 and 498A, which reduced print requirements, partially offset by higher capital markets compliance volumes, higher software solutions volumes in Arc Suite and higher volumes and price increases in ActiveDisclosure.

Income from operations for the nine months ended September 30, 2022 decreased by $50.0 million, or 28.1%, to $127.9 million from $177.9 million for the nine months ended September 30, 2021, primarily due to lower sales volumes and an unfavorable sales mix, partially offset by lower incentive compensation expense, lower selling expense and a $7.7 million decrease in expense related to the LSC multiemployer pension plans obligation.

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

Results of Operations for the Three and Nine Months Ended September 30, 2022 as Compared to the Three and Nine Months Ended September 30, 2021

The following table shows the results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Net sales
Tech-enabled services	$87.4	$142.1	$(54.7)	(38.5%)	$312.4	$394.6	$(82.2)	(20.8%)
Software solutions	69.5	69.3	0.2	0.3%	210.9	196.2	14.7	7.5%
Print and distribution	31.8	36.3	(4.5)	(12.4%)	142.6	169.7	(27.1)	(16.0%)
Total net sales	188.7	247.7	(59.0)	(23.8%)	665.9	760.5	(94.6)	(12.4%)
Cost of sales (a)
Tech-enabled services	35.3	39.6	(4.3)	(10.9%)	113.2	123.3	(10.1)	(8.2%)
Software solutions	29.0	26.9	2.1	7.8%	85.1	76.5	8.6	11.2%
Print and distribution	19.6	26.6	(7.0)	(26.3%)	96.2	121.1	(24.9)	(20.6%)
Total cost of sales	83.9	93.1	(9.2)	(9.9%)	294.5	320.9	(26.4)	(8.2%)
Selling, general and administrative expenses (a)	63.8	77.0	(13.2)	(17.1%)	205.5	225.6	(20.1)	(8.9%)
Depreciation and amortization	11.7	10.0	1.7	17.0%	33.6	29.9	3.7	12.4%
Restructuring, impairment and other charges, net	2.6	3.3	(0.7)	(21.2%)	4.6	6.9	(2.3)	(33.3%)
Other operating income, net	—	(0.7)	0.7	(100.0%)	(0.2)	(0.7)	0.5	(71.4%)
Income from operations	26.7	65.0	(38.3)	(58.9%)	127.9	177.9	(50.0)	(28.1%)
Interest expense, net	2.3	5.9	(3.6)	(61.0%)	5.9	17.1	(11.2)	(65.5%)
Investment and other income, net	(2.8)	(1.7)	(1.1)	64.7%	(3.3)	(4.0)	0.7	(17.5%)
Earnings before income taxes	27.2	60.8	(33.6)	(55.3%)	125.3	164.8	(39.5)	(24.0%)
Income tax expense	8.0	18.6	(10.6)	(57.0%)	33.7	44.5	(10.8)	(24.3%)
Net earnings	$19.2	$42.2	$(23.0)	(54.5%)	$91.6	$120.3	$(28.7)	(23.9%)

(a)
Exclusive of depreciation and amortization

Consolidated

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

Net sales of tech-enabled services of $87.4 million for the three months ended September 30, 2022 decreased $54.7 million, or 38.5%, as compared to the three months ended September 30, 2021. Net sales of tech-enabled services decreased primarily due to lower capital markets transactional volumes.

Net sales of software solutions of $69.5 million for the three months ended September 30, 2022 increased $0.2 million, or 0.3%, as compared to the three months ended September 30, 2021, including a $1.0 million, or 1.4%, decrease due to changes in foreign currency exchange rates. Net sales of software solutions increased primarily due to higher ArcPro volumes and pricing increases in ActiveDisclosure, partially offset by lower Venue volumes.

Net sales of print and distribution of $31.8 million for the three months ended September 30, 2022 decreased $4.5 million, or 12.4%, as compared to the three months ended September 30, 2021. Net sales of print and distribution decreased primarily due to lower capital markets transactional volumes.

Tech-enabled services cost of sales of $35.3 million for the three months ended September 30, 2022 decreased $4.3 million, or 10.9%, as compared to the three months ended September 30, 2021. Tech-enabled services cost of sales decreased primarily due to lower sales volumes and lower incentive compensation expense, partially offset by an unfavorable sales mix. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales increased 12.5%, primarily driven by an unfavorable sales mix, partially offset by lower incentive compensation expense.

Software solutions cost of sales of $29.0 million for the three months ended September 30, 2022 increased $2.1 million, or 7.8%, as compared to the three months ended September 30, 2021. Software solutions cost of sales increased primarily due to an unfavorable sales mix and a higher allocation of overhead costs. As a percentage of software solutions net sales, software solutions cost of sales increased 2.9%, primarily driven by an unfavorable sales mix and a higher allocation of overhead costs.

Print and distribution cost of sales of $19.6 million for the three months ended September 30, 2022 decreased $7.0 million, or 26.3%, as compared to the three months ended September 30, 2021. Print and distribution cost of sales decreased primarily due to lower sales volumes, cost savings as a result of the consolidation of the print platform, a lower allocation of overhead costs and lower incentive compensation expense. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 11.7%, primarily driven by cost savings as a result of the consolidation of the print platform, a lower allocation of overhead costs and lower incentive compensation expense.

SG&A expenses of $63.8 million for the three months ended September 30, 2022 decreased $13.2 million, or 17.1%, as compared to the three months ended September 30, 2021. SG&A expenses decreased primarily due to lower selling expense as a result of a decrease in sales volumes and lower incentive compensation expense, partially offset by higher bad debt, legal and consulting expenses. As a percentage of net sales, SG&A expenses increased to 33.8% for the three months ended September 30, 2022 from 31.1% for the three months ended September 30, 2021, primarily driven by lower sales volumes and higher bad debt, legal and consulting expense, partially offset by lower selling expense and lower incentive compensation expense.

Depreciation and amortization of $11.7 million for the three months ended September 30, 2022 increased $1.7 million, or 17.0%, as compared to the three months ended September 30, 2021, primarily due to higher software amortization expense.

Restructuring, impairment and other charges, net of $2.6 million for the three months ended September 30, 2022 decreased $0.7 million, or 21.2%, as compared to the three months ended September 30, 2021. In 2022, these charges included $2.3 million of employee termination costs for approximately 10 employees. In 2021, these charges included a $2.8 million impairment charge related to the demolition of an office building.

Income from operations of $26.7 million for the three months ended September 30, 2022 decreased $38.3 million, or 58.9%, as compared to the three months ended September 30, 2021. Income from operations decreased primarily due to lower sales volumes and an unfavorable sales mix, partially offset by lower selling expense as a result of the decrease in sales volumes and lower incentive compensation expense.

Interest expense, net of $2.3 million for the three months ended September 30, 2022 decreased $3.6 million, or 61.0%, as compared to the three months ended September 30, 2021. Interest expense, net decreased primarily due to the prepayment of the Company's 8.25% Senior Notes Due 2024 ("Notes") during the fourth quarter of 2021 and a lower interest rate on the Term Loan A Facility (as defined below), partially offset by a higher average Revolving Facility (as defined below) balance during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Investment and other income, net of $2.8 million for the three months ended September 30, 2022 increased $1.1 million, or 64.7%, as compared to the three months ended September 30, 2021, primarily due to an increase in earnings on equity investments, partially offset by a decrease in net pension plan income.

The effective income tax rate was 29.4% for the three months ended September 30, 2022, as compared to 30.6% for the three months ended September 30, 2021. The decrease in the effective income tax rate for the three months ended September 30, 2022 was primarily driven by a lower forecasted annual effective rate as a result of permanent adjustments, partially offset by an inability to recognize a tax benefit on certain losses during the three months ended September 30, 2022.

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

Net sales of tech-enabled services of $312.4 million for the nine months ended September 30, 2022 decreased $82.2 million, or 20.8%, as compared to the nine months ended September 30, 2021. Net sales of tech-enabled services decreased primarily due to lower capital markets transactional volumes, partially offset by higher capital markets compliance volumes.

Net sales of software solutions of $210.9 million for the nine months ended September 30, 2022 increased $14.7 million, or 7.5%, as compared to the nine months ended September 30, 2021, including a $2.2 million, or 1.1%, decrease due to changes in foreign currency exchange rates. Net sales of software solutions increased primarily due to higher ActiveDisclosure volumes and pricing increases as well as higher ArcPro and ArcReporting volumes.

Net sales of print and distribution of $142.6 million for the nine months ended September 30, 2022 decreased $27.1 million, or 16.0%, as compared to the nine months ended September 30, 2021. Net sales of print and distribution decreased primarily due to lower capital markets transactional volumes and lower insurance and investment companies compliance volumes as a result of SEC Rules 30e-3 and 498A, which reduced print requirements.

Tech-enabled services cost of sales of $113.2 million for the nine months ended September 30, 2022 decreased $10.1 million, or 8.2%, as compared to the nine months ended September 30, 2021. Tech-enabled services cost of sales decreased primarily due to lower sales volumes, lower incentive compensation expense and cost savings initiatives, partially offset by an unfavorable sales mix. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales increased 5.0%, primarily driven by an unfavorable sales mix, partially offset by lower incentive compensation expense and cost savings initiatives.

Software solutions cost of sales of $85.1 million for the nine months ended September 30, 2022 increased $8.6 million, or 11.2%, as compared to the nine months ended September 30, 2021. Software solutions cost of sales increased primarily due to higher sales volumes, an unfavorable sales mix, higher product development costs and a higher allocation of overhead costs. As a percentage of software solutions net sales, software solutions cost of sales increased 1.4%, primarily driven by an unfavorable sales mix, higher product development costs and a higher allocation of overhead costs.

Print and distribution cost of sales of $96.2 million for the nine months ended September 30, 2022 decreased $24.9 million, or 20.6%, as compared to the nine months ended September 30, 2021. Print and distribution cost of sales decreased primarily due to lower sales volumes, cost savings as a result of the consolidation of the print platform, a lower allocation of overhead costs and lower incentive compensation expense. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 3.9%, primarily driven by cost savings as a result of the consolidation of the print platform, a lower allocation of overhead costs and lower incentive compensation expense.

SG&A expenses of $205.5 million for the nine months ended September 30, 2022 decreased $20.1 million, or 8.9%, as compared to the nine months ended September 30, 2021. SG&A expenses decreased primarily due to lower incentive compensation expense, lower selling expense as a result of a decrease in sales volume and a $7.7 million decrease in expense related to the LSC multiemployer pension plans obligation, partially offset by higher consulting, bad debt and legal expenses. As a percentage of net sales, SG&A expenses increased to 30.9% for the nine months ended September 30, 2022 from 29.7% for the nine months ended September 30, 2021, primarily due to lower sales volumes, higher consulting, bad debt and legal expenses, partially offset by lower incentive compensation expense, lower selling expense and lower expense related to the LSC multiemployer pension plans obligation.

Depreciation and amortization of $33.6 million for the nine months ended September 30, 2022 increased $3.7 million, or 12.4%, as compared to the nine months ended September 30, 2021, primarily due to higher software amortization expense.

Restructuring, impairment and other charges, net of $4.6 million for the nine months ended September 30, 2022 decreased $2.3 million, or 33.3%, as compared to the nine months ended September 30, 2021. In 2022, these charges included $4.0 million of employee termination costs for approximately 80 employees. In 2021, these charges included $3.2 million of employee termination costs for approximately 170 employees and a $2.8 million impairment charge related to the demolition of an office building.

Income from operations of $127.9 million for the nine months ended September 30, 2022 decreased $50.0 million, or 28.1%, as compared to the nine months ended September 30, 2021, primarily due to lower sales volumes and an unfavorable sales mix, partially offset by lower incentive compensation expense, lower selling expense and a $7.7 million decrease in expense related to the LSC multiemployer pension plans obligation.

Interest expense, net of $5.9 million for the nine months ended September 30, 2022 decreased $11.2 million, or 65.5%, as compared to the nine months ended September 30, 2021. Interest expense, net decreased primarily due to the prepayment of the Company's Notes during the fourth quarter of 2021 and a lower interest rate on the Term Loan A Facility, partially offset by a higher average Revolving Facility balance during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Investment and other income, net of $3.3 million for the nine months ended September 30, 2022 decreased $0.7 million, or 17.5%, as compared to the nine months ended September 30, 2021, primarily due to a decrease in net pension plan income, partially offset by an increase in earnings on equity investments.

The effective income tax rate was 26.9% for the nine months ended September 30, 2022, as compared to 27.0% for the nine months ended September 30, 2021. The decrease in the effective income tax rate for the nine months ended September 30, 2022 was primarily driven by a lower forecasted annual effective rate as a result of permanent adjustments, partially offset by a decrease in favorable discrete adjustments and an inability to recognize a tax benefit on certain losses during the nine months ended September 30, 2022.

Information by Segment

The following tables summarize net sales, income from operations, operating margin and certain items impacting comparability within each of the operating segments and Corporate.

Capital Markets – Software Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Net sales	$45.8	$48.1	$(2.3)	(4.8%)	$136.8	$130.4	$6.4	4.9%
Income from operations	4.4	7.5	(3.1)	(41.3%)	11.8	23.3	(11.5)	(49.4%)
Operating margin	9.6%	15.6%			8.6%	17.9%
Items impacting comparability
Restructuring, impairment and other charges, net	0.1	0.2	(0.1)	(50.0%)	1.1	0.3	0.8	nm
Non-income tax, net	(0.2)	(0.2)	—	—	(0.5)	(0.9)	0.4	(44.4%)

nm – Not meaningful

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

Net sales of $45.8 million for the three months ended September 30, 2022 decreased $2.3 million, or 4.8%, as compared to the three months ended September 30, 2021. Net sales decreased primarily due to lower Venue volumes, partially offset by ActiveDisclosure pricing increases.

Income from operations of $4.4 million for three months ended September 30, 2022 decreased $3.1 million, or 41.3%, as compared to the three months ended September 30, 2021, primarily due to lower sales volumes, an unfavorable sales mix, an increase in depreciation and amortization expense and a higher allocation of overhead costs, partially offset by lower selling expense as a result of the decrease in sales volume and pricing increases.

Operating margin decreased from 15.6% for the three months ended September 30, 2021 to 9.6% for the three months ended September 30, 2022, primarily due to an unfavorable sales mix, an increase in depreciation and amortization expense and a higher allocation of overhead costs, partially offset by lower selling expense as a result of the decrease in sales volume and pricing increases.

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

Net sales of $136.8 million for the nine months ended September 30, 2022 increased $6.4 million, or 4.9%, as compared to the nine months ended September 30, 2021. Net sales increased primarily due to higher ActiveDisclosure volumes and pricing increases.

Income from operations of $11.8 million for the nine months ended September 30, 2022 decreased $11.5 million, or 49.4%, as compared to the nine months ended September 30, 2021, primarily due to an unfavorable sales mix, an increase in depreciation and amortization expense, higher product development costs and a higher allocation of overhead costs, partially offset by price increases, higher sales volumes and lower selling expense.

Operating margin decreased from 17.9% for the nine months ended September 30, 2021 to 8.6% for the nine months ended September 30, 2022, primarily due to an unfavorable sales mix, an increase in depreciation and amortization expense, higher product development costs and a higher allocation of overhead costs, partially offset by price increases and lower selling expense.

Capital Markets – Compliance and Communications Management

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Net sales	$83.3	$142.5	$(59.2)	(41.5%)	$336.9	$434.1	$(97.2)	(22.4%)
Income from operations	22.2	67.8	(45.6)	(67.3%)	111.6	191.5	(79.9)	(41.7%)
Operating margin	26.7%	47.6%			33.1%	44.1%
Items impacting comparability
Restructuring, impairment and other charges, net	1.8	2.7	(0.9)	(33.3%)	2.2	3.3	(1.1)	(33.3%)
Non-income tax, net	—	(0.1)	0.1	(100.0%)	(0.1)	(0.2)	0.1	(50.0%)
Income related to sale of assets	—	—	—	—	(0.2)	—	(0.2)	nm
COVID-19 related recoveries	(0.1)	—	(0.1)	nm	(0.3)	(0.3)	—	—
Accelerated rent expense and other	0.1	—	0.1	nm	0.1	—	0.1	nm

nm – Not meaningful

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

Net sales of $83.3 million for the three months ended September 30, 2022 decreased $59.2 million, or 41.5%, as compared to the three months ended September 30, 2021. Net sales decreased due to lower transactional and compliance volumes.

Income from operations of $22.2 million for three months ended September 30, 2022 decreased $45.6 million, or 67.3%, as compared to the three months ended September 30, 2021, primarily due to lower sales volumes and an unfavorable sales mix, partially offset by lower selling expense as a result of the decrease in sales volume, lower incentive compensation expense and cost control initiatives.

Operating margin decreased from 47.6% for the three months ended September 30, 2021 to 26.7% for the three months ended September 30, 2022, primarily due to an unfavorable sales mix, partially offset by lower selling expense as a result of the decrease in sales volume, lower incentive compensation expense and cost control initiatives.

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

Net sales of $336.9 million for the nine months ended September 30, 2022 decreased $97.2 million, or 22.4%, as compared to the nine months ended September 30, 2021. Net sales decreased primarily due to lower transactional volumes, partially offset by higher compliance volumes.

Income from operations of $111.6 million for the nine months ended September 30, 2022 decreased $79.9 million, or 41.7%, as compared to the nine months ended September 30, 2021, primarily due to lower sales volumes, an unfavorable sales mix and higher marketing and bad debt expense, partially offset by lower selling expense as a result of the decrease in sales volume, lower incentive compensation expense and cost control initiatives.

Operating margin decreased from 44.1% for the nine months ended September 30, 2021 to 33.1% for the nine months ended September 30, 2022, primarily due to an unfavorable sales mix and higher marketing and bad debt expense, partially offset by lower selling expense as a result of the decrease in sales volume, lower incentive compensation expense and cost control initiatives.

Investment Companies – Software Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Net sales	$23.7	$21.2	$2.5	11.8%	$74.1	$65.8	$8.3	12.6%
Income from operations	3.9	1.4	2.5	nm	16.0	6.9	9.1	nm
Operating margin	16.5%	6.6%			21.6%	10.5%
Items impacting comparability
Restructuring, impairment and other charges, net	0.1	—	0.1	nm	0.2	0.1	0.1	100.0%
Non-income tax, net	—	(0.1)	0.1	(100.0%)	(0.1)	(0.2)	0.1	(50.0%)

nm – Not meaningful

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

Net sales of $23.7 million for the three months ended September 30, 2022 increased $2.5 million, or 11.8%, as compared to the three months ended September 30, 2021. Net sales increased primarily due to higher ArcPro volumes.

Income from operations of $3.9 million for three months ended September 30, 2022 increased $2.5 million as compared to the three months ended September 30, 2021, primarily due to higher sales volumes.

Operating margin increased from 6.6% for the three months ended September 30, 2021 to 16.5% for the three months ended September 30, 2022, primarily due to higher sales volumes.

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

Net sales of $74.1 million for the nine months ended September 30, 2022 increased $8.3 million, or 12.6%, as compared to the nine months ended September 30, 2021. Net sales increased primarily due to higher ArcPro and ArcReporting volumes.

Income from operations of $16.0 million for the nine months ended September 30, 2022 increased $9.1 million as compared to the nine months ended September 30, 2021, primarily due to higher sales volumes, lower incentive compensation expense and a decrease in depreciation and amortization expense, partially offset by higher product development costs.

Operating margin increased from 10.5% for the nine months ended September 30, 2021 to 21.6% for the nine months ended September 30, 2022, primarily due to higher sales volumes, lower incentive compensation expense and a decrease in depreciation and amortization expense, partially offset by higher product development costs.

Investment Companies – Compliance and Communications Management

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Net sales	$35.9	$35.9	$—	—	$118.1	$130.2	$(12.1)	(9.3%)
Income from operations	10.5	2.8	7.7	nm	32.3	11.2	21.1	nm
Operating margin	29.2%	7.8%			27.3%	8.6%
Items impacting comparability
Restructuring, impairment and other charges, net	0.4	0.3	0.1	33.3%	0.6	2.9	(2.3)	(79.3%)
Gain on sale of long-lived assets, net	—	(0.7)	0.7	(100.0%)	—	(0.7)	0.7	(100.0%)
Non-income tax, net	—	(0.1)	0.1	(100.0%)	—	(0.1)	0.1	(100.0%)
COVID-19 related recoveries	—	—	—	—	—	(0.7)	0.7	(100.0%)

____________

nm – Not meaningful

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

Net sales of $35.9 million for the three months ended September 30, 2022 were flat compared to the three months ended September 30, 2021. Net sales for the three months ended September 30, 2022 were driven by higher tech-enabled services volumes, offset by lower transactional and print volumes.

Income from operations of $10.5 million for three months ended September 30, 2022 increased $7.7 million as compared to the three months ended September 30, 2021, primarily due to a favorable sales mix, a lower allocation of overhead costs, lower incentive compensation expense as well as cost savings as a result of the consolidation of the print platform.

Operating margin increased from 7.8% for the three months ended September 30, 2021 to 29.2% for the three months ended September 30, 2022, primarily due to a favorable sales mix, a lower allocation of overhead costs, lower incentive compensation expense as well as cost savings as a result of the consolidation of the print platform.

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

Net sales of $118.1 million for the nine months ended September 30, 2022 decreased $12.1 million, or 9.3%, as compared to the nine months ended September 30, 2021. Net sales decreased primarily due to lower print volumes as a result of the implementation of SEC Rules 30e-3 and 498A, which reduced print requirements, partially offset by higher tech-enabled services volumes.

Income from operations of $32.3 million for the nine months ended September 30, 2022 increased $21.1 million as compared to the nine months ended September 30, 2021, primarily due to a favorable sales mix, a lower allocation of overhead costs, lower incentive compensation expense, lower restructuring, impairment and other charges, net as well as cost savings as a result of the consolidation of the print platform.

Operating margin increased from 8.6% for the nine months ended September 30, 2021 to 27.3% for the nine months ended September 30, 2022, primarily due to a favorable sales mix, a lower allocation of overhead costs, lower incentive compensation expense, lower restructuring, impairment and other charges, net, which had a positive impact on operating margin of 1.9%, as well as cost savings as a result of the consolidation of the print platform.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Operating expenses	$14.3	$14.5	$43.8	$55.0
Items impacting comparability
Share-based compensation expense	4.4	5.2	13.9	14.2
Restructuring, impairment and other charges, net	0.2	0.1	0.5	0.3
LSC multiemployer pension plans obligation	—	0.2	—	7.7
Accelerated rent expense and other	0.1	—	0.1	—

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

Corporate operating expenses for the three months ended September 30, 2022 decreased $0.2 million as compared to the three months ended September 30, 2021 primarily due to lower incentive compensation expense, partially offset by higher legal and consulting expenses.

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

Corporate operating expenses for the nine months ended September 30, 2022 decreased $11.2 million as compared to the nine months ended September 30, 2021, primarily due to a $7.7 million decrease in expense related to the LSC multiemployer pension plans obligation expensed in 2021, lower incentive compensation and healthcare expenses, partially offset by higher legal and consulting expenses.

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

•
COVID-19 related recoveries. As a result of incremental expenses (including incremental vendor costs and premium wages paid to certain employees as well as costs to clean and disinfect the Company's facilities more frequently) incurred related to the COVID-19 pandemic, during the nine months ended September 30, 2021, the Company received an insurance reimbursement associated with these incremental expenses. During the three and nine months ended September 30, 2022, the Company received certain government subsidies related to employee wages at certain international locations.

A reconciliation of net earnings to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net earnings	$19.2	$42.2	$91.6	$120.3
Restructuring, impairment and other charges, net	2.6	3.3	4.6	6.9
Share-based compensation expense	4.4	5.2	13.9	14.2
Non-income tax, net	(0.2)	(0.5)	(0.7)	(1.4)
Gain on equity investments, net	(0.5)	(0.6)	(0.5)	(0.4)
COVID-19 related recoveries	(0.1)	—	(0.3)	(1.0)
Gain on sale of long-lived assets, net	—	(0.7)	(0.2)	(0.7)
Accelerated rent expense and other	0.2	—	0.2	—
LSC multiemployer pension plans obligation	—	0.2	—	7.7
Depreciation and amortization	11.7	10.0	33.6	29.9
Interest expense, net	2.3	5.9	5.9	17.1
Investment and other income, net	(2.3)	(1.1)	(2.8)	(3.6)
Income tax expense	8.0	18.6	33.7	44.5
Adjusted EBITDA	$45.3	$82.5	$179.0	$233.5
Restructuring, impairment and other charges, net—The three and nine months ended September 30, 2022 included employee termination costs of $2.3 million and $4.0 million, respectively. The three and nine months ended September 30, 2021 included employee termination costs of $0.3 million and $3.2 million, respectively, as well as a $2.8 million impairment charge related to the demolition of an office building. Refer to Note 5, Restructuring, Impairment and Other Charges, net, for additional information.

Share-based compensation expense—Included charges of $4.4 million and $13.9 million for the three and nine months ended September 30, 2022, respectively, and $5.2 million and $14.2 million for the three and nine months ended September 30, 2021, respectively.

Non-income tax, net—Included income of $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2021, respectively, related to certain estimated non-income tax exposures previously accrued by the Company.

Gain on equity investments, net—Included an unrealized gain of $0.5 million for both the three and nine months ended September 30, 2022, and a net unrealized gain of $0.6 million and $0.4 million for the three and nine months ended September 30, 2021, respectively. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies, for additional information.

COVID-19 related recoveries—Included recoveries of $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively, related to government subsidies, as described above, and recoveries of $1.0 million for the nine months ended September 30, 2021, primarily related to insurance reimbursements of COVID-19 related expenses.

Gain on sale of long-lived assets, net—Included a gain of $0.2 million for the nine months ended September 30, 2022 from a forfeited deposit on a terminated agreement for the sale of land and a net gain of $0.7 million for both the three and nine months ended September 30, 2021, primarily related to the sale of machinery and equipment from facilities exited as a result of restructuring actions.

Accelerated rent expense and other—Included charges of $0.2 million for both the three and nine months ended September 30, 2022 for the acceleration of rent expense associated with abandoned operating leases and other miscellaneous expenses.

LSC multiemployer pension plans obligation—Included charges of $0.2 million and $7.7 million for the three and nine months ended September 30, 2021, respectively, for the Company's accrual related to the LSC MEPP Liabilities.

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

Cash and cash equivalents were $10.8 million at September 30, 2022, which included $3.3 million in the U.S. and $7.5 million at international locations.

The following describes the Company’s cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Net cash provided by operating activities	$76.9	$103.2
Net cash used in investing activities	(39.4)	(27.3)
Net cash used in financing activities	(83.6)	(27.5)
Effect of exchange rate on cash and cash equivalents	2.4	0.9
Net (decrease) increase in cash and cash equivalents	$(43.7)	$49.3

Cash Flows Provided by Operating Activities

Operating cash inflows and outflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor, rent, raw materials and other operating activities.

Net cash provided by operating activities was $76.9 million for the nine months ended September 30, 2022 compared to $103.2 million for the nine months ended September 30, 2021. The decrease in cash provided by operating activities was primarily due to unfavorable changes in accrued liabilities and other and a decline in net earnings, partially offset by favorable changes in accounts receivable and accounts payable as well as a decrease in interest paid during the nine months ended September 30, 2022. Accrued liabilities and other decreased operating cash flows by $44.2 million for the nine months ended September 30, 2022, as compared to increasing operating cash flows by $21.2 million for the nine months ended September 30, 2021, primarily due to higher incentive compensation and commission payments in 2022 and lower incentive compensation and commissions accruals in 2022 compared to 2021. Accounts receivable decreased operating cash flows by $20.5 million for the nine months ended September 30, 2022, as compared to $73.5 million for the nine months ended September 30, 2021, due to the decline in revenue. Accounts payable increased operating cash flows by $4.9 million for the nine months ended September 30, 2022, as compared to decreasing operating cash flows by $7.5 million for the nine months ended September 30, 2021, due to timing of supplier payments. The Company's interest payments decreased to $4.9 million for the nine months ended September 30, 2022 from $11.0 million for the nine months ended September 30, 2021, primarily due to the Company's retirement of the Notes.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $39.4 million for the nine months ended September 30, 2022, which consisted of capital expenditures, mostly driven by investments in software development. The Company expects that capital expenditures for the full year ended December 31, 2022 will be approximately $50 million to $55 million.

Net cash used in investing activities was $27.3 million for the nine months ended September 30, 2021, which primarily consisted of capital expenditures, mostly driven by investments in software development.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $83.6 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the Company received $270.0 million of proceeds from the Revolving Facility borrowings, partially offset by $202.5 million of payments on the Revolving Facility borrowings. The Company’s common stock repurchases for the nine months ended September 30, 2022 totaled $150.0 million, which included $137.9 million of repurchases under the stock repurchase program and $12.1 million associated with vesting of the Company employees’ equity awards.

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

Debt

The Company’s debt as of September 30, 2022 and December 31, 2021 consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Term Loan A Facility	$125.0	$125.0
Borrowings under the Revolving Facility	67.5	—
Unamortized debt issuance costs	(0.8)	(1.0)
Total long-term debt	$191.7	$124.0

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

As of September 30, 2022, there was $67.5 million of borrowings outstanding under the Revolving Facility as well as $2.8 million in outstanding letters of credit and bank guarantees and none of the outstanding letters of credit reduced the availability under the Revolving Facility. Based on the Company’s results of operations for the twelve months ended September 30, 2022 and existing debt, the Company would have had the ability to utilize the remaining $232.5 million of the Revolving Facility and not have been in violation of the terms of the agreement.

The current availability under the Revolving Facility and net available liquidity as of September 30, 2022 are presented in the table below:

September 30, 2022
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	$67.5

Current availability at September 30, 2022	$232.5
Cash and cash equivalents	10.8
Net Available Liquidity	$243.3

The Company was in compliance with its debt covenants as of September 30, 2022, and expects to remain in compliance based on management’s estimates of operating and financial results for fiscal year 2022 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of September 30, 2022, the Revolving Facility is supported by fifteen U.S. and international financial institutions.

As of September 30, 2022, the Company met all the conditions required to borrow under the Revolving Facility, and management expects the Company to continue to meet the applicable borrowing conditions.

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

Item 4. Controls and Procedures

(a)
Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of September 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

(b)
Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There were no material changes during the three months ended September 30, 2022 to the risk factors identified in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
July 1, 2022 - July 31, 2022	592,127	$31.14	592,127	40,153,381
August 1, 2022 - August 31, 2022	82,712	37.13	81,604	148,836,662
September 1, 2022 - September 30, 2022 (b)	286,624	38.12	285,848	137,941,254
Total	961,463	$33.74	959,579

(a)
As further described in Note 10, Capital Stock, to the Unaudited Condensed Consolidated Financial Statements, on February 17, 2022, the Board of Directors (the "Board") authorized an increase to its previously approved stock repurchase program to bring the total remaining available repurchase authorization for shares on or after February 17, 2022 to $150 million and extended the expiration date of the repurchase program through December 31, 2023. On August 17, 2022, the Board authorized an increase to the stock repurchase program approved in February 2022 to bring the total remaining available repurchase authorization for shares on or after August 17, 2022 to $150 million. The expiration date of the repurchase program remains through December 31, 2023. The stock repurchase program may be suspended or discontinued at any time. The timing and amount of any shares repurchased are determined by the Company based on its evaluation of market conditions and other factors and may be completed from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so.
(b)
Includes 30,138 shares, valued at $1.1 million, for which the Company placed orders prior to or on September 30, 2022 that were not settled until the fourth quarter of 2022.

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

10.42	Real Estate Sale Agreement, dated as of August 30, 2022, between Donnelley Financial, LLC and Aspirant Partners, LLC (filed herein)

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

Date: November 2, 2022