Form 10-Q
period 2023-03-31
Donnelley Financial Solutions, Inc.
filed 2023-05-03
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

As of April 28, 2023, 29,428,414 shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

Forward-looking statements are not guarantees of future performance. These forward-looking statements are subject to a number of important factors, including those factors discussed in detail in Part I, Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 21, 2023 (the “Annual Report”), in addition to those discussed elsewhere in this Quarterly Report, that could cause the Company’s actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

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
•
the effect of economic and political conditions on a regional, national or international basis; and
•
the adverse impacts of the pandemic resulting from COVID-19, and other global public health epidemics on the Company’s business and operations, including demand for DFIN services and products, and the Company’s ability to effectively manage the impacts pandemics and epidemics on its business operations

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Operations

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Net sales
Tech-enabled services	$78.4	$91.7
Software solutions	70.1	69.8
Print and distribution	50.1	49.5
Total net sales	198.6	211.0
Cost of sales (a)
Tech-enabled services	33.3	37.7
Software solutions	28.4	27.5
Print and distribution	28.6	33.7
Total cost of sales	90.3	98.9
Selling, general and administrative expenses (a)	70.5	64.3
Depreciation and amortization	12.4	10.7
Restructuring, impairment and other charges, net	10.9	1.8
Other operating income, net	(0.3)	—
Income from operations	14.8	35.3
Interest expense, net	3.5	1.5
Investment and other income, net	(6.9)	(0.2)
Earnings before income taxes	18.2	34.0
Income tax expense	2.4	7.6
Net earnings	$15.8	$26.4

Net earnings per share:
Basic	$0.54	$0.80
Diluted	$0.52	$0.77
Weighted average number of common shares outstanding:
Basic	29.2	32.9
Diluted	30.5	34.4

(a)
Exclusive of depreciation and amortization

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Net earnings	$15.8	$26.4

Other comprehensive income, net of tax:
Translation adjustments	0.2	0.1
Adjustment for net periodic pension and other postretirement benefits plans	0.1	0.6
Other comprehensive income, net of tax	0.3	0.7
Comprehensive income	$16.1	$27.1

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Balance Sheets

(in millions, except per share data)

(UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$28.8	$34.2
Receivables, less allowances for expected losses of $18.1 in 2023 (2022 - $17.1)	199.7	163.5
Prepaid expenses and other current assets	35.3	28.1
Assets held for sale	2.6	2.6
Total current assets	266.4	228.4
Property, plant and equipment, net	18.2	17.6
Operating lease right-of-use assets	30.0	33.3
Software, net	79.7	75.6
Goodwill	405.8	405.8
Other intangible assets, net	7.6	7.8
Deferred income taxes, net	36.2	33.4
Other noncurrent assets	27.4	26.4
Total assets	$871.3	$828.3
LIABILITIES
Accounts payable	$53.6	$49.2
Operating lease liabilities	15.9	16.3
Accrued liabilities	132.2	159.3
Total current liabilities	201.7	224.8
Long-term debt	234.8	169.2
Deferred compensation liabilities	14.0	13.6
Pension and other postretirement benefits plans liabilities	42.1	42.9
Noncurrent operating lease liabilities	24.8	28.4
Other noncurrent liabilities	21.2	19.9
Total liabilities	538.6	498.8
Commitments and Contingencies (Note 7)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and outstanding: 37.9 shares and 29.5 shares in 2023 (2022 - 36.9 shares and 28.9 shares)	0.4	0.4
Treasury stock, at cost: 8.4 shares in 2023 (2022 - 8.0 shares)	(240.1)	(221.8)
Additional paid-in capital	285.6	280.2
Retained earnings	369.7	353.9
Accumulated other comprehensive loss	(82.9)	(83.2)
Total equity	332.7	329.5
Total liabilities and equity	$871.3	$828.3

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Cash Flows

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net earnings	$15.8	$26.4
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	12.4	10.7
Provision for expected losses on accounts receivable	3.6	2.3
Share-based compensation expense	4.3	3.6
Deferred income taxes	(2.9)	(0.2)
Net pension plan income	(0.2)	(0.2)
Gain on investment in an equity security	(6.7)	—
Amortization of right-of-use assets	3.7	4.1
Other	0.2	0.2
Changes in operating assets and liabilities:
Accounts receivable, net	(39.7)	(22.2)
Prepaid expenses and other current assets	(7.2)	(12.2)
Accounts payable	0.6	16.4
Income taxes payable and receivable	2.2	5.3
Accrued liabilities and other	(33.1)	(81.1)
Operating lease liabilities	(4.1)	(5.0)
Pension and other postretirement benefits plans contributions	(0.4)	(0.3)
Net cash used in operating activities	(51.5)	(52.2)
INVESTING ACTIVITIES
Capital expenditures	(10.6)	(9.9)
Proceeds from sale of investment in an equity security	8.9	—
Net cash used in investing activities	(1.7)	(9.9)
FINANCING ACTIVITIES
Revolving facility borrowings	99.0	113.0
Payments on revolving facility borrowings	(33.5)	(43.0)
Treasury share repurchases	(18.4)	(52.6)
Proceeds from exercise of stock options	1.2	0.3
Finance lease payments	(0.6)	(0.4)
Net cash provided by financing activities	47.7	17.3
Effect of exchange rate on cash and cash equivalents	0.1	0.7
Net decrease in cash and cash equivalents	(5.4)	(44.1)
Cash and cash equivalents at beginning of year	34.2	54.5
Cash and cash equivalents at end of period	$28.8	$10.4
Supplemental cash flow information:
Income taxes paid (net of refunds)	$2.7	$2.5
Interest paid	$4.1	$0.9
Non-cash investing activities:
Non-cash consideration from sale of investment in an equity security (Note 1)	$2.9	$—

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	36.9	$0.4	8.0	$(221.8)	$280.2	$353.9	$(83.2)	$329.5
Net earnings	—	—	—	—	—	15.8	—	15.8
Other comprehensive income	—	—	—	—	—	—	0.3	0.3
Share-based compensation expense	—	—	—	—	4.3	—	—	4.3
Common stock repurchases	—	—	—	(1.3)	—	—	—	(1.3)
Issuance of share-based awards, net of withholdings and other	1.0	—	0.4	(17.0)	1.1	—	—	(15.9)
Balance at March 31, 2023	37.9	$0.4	8.4	$(240.1)	$285.6	$369.7	$(82.9)	$332.7

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	35.9	$0.4	2.9	$(57.1)	$260.6	$251.4	$(78.3)	$377.0
Net earnings	—	—	—	—	—	26.4	—	26.4
Other comprehensive income	—	—	—	—	—	—	0.7	0.7
Share-based compensation expense	—	—	—	—	3.6	—	—	3.6
Common stock repurchases	—	—	1.2	(42.1)	—	—	—	(42.1)
Issuance of share-based awards, net of withholdings and other	0.9	—	0.3	(11.9)	0.2	—	—	(11.7)
Balance at March 31, 2022	36.8	$0.4	4.4	$(111.1)	$264.4	$277.8	$(77.6)	$353.9

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

Services and Products

The Company separately reports its net sales and related cost of sales for its software solutions, tech-enabled services and print and distribution offerings. The Company’s software solutions consist of Venue® Virtual Data Room (“Venue”), ActiveDisclosure®, eBrevia and the Arc Suite® software platform ("Arc Suite"), among others. The Company’s tech-enabled services offerings consist of document composition, compliance-related SEC Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) filing services and transaction solutions. The Company’s print and distribution offerings primarily consist of conventional and digital printed products and related shipping.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of DFIN and all majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial data presented herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company's latest Annual Report. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Results of interim periods should not be considered indicative of the results for the full year.

Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with GAAP requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s significant accounting policies and critical accounting estimates are disclosed in the Annual Report.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Allowances for Expected Losses—Transactions affecting the current expected credit loss (“CECL”) reserve during the three months ended March 31, 2023 and 2022 were as follows:

	March 31,
	2023	2022
Balance, beginning of year (a)	$17.1	$12.7
Provisions charged to expense	3.6	2.3
Write-offs, reclassifications and other	(2.6)	(0.5)
Balance, end of period (a)	$18.1	$14.5

(a)
As of March 31, 2023, the CECL reserve balance is comprised of a $17.2 million provision for accounts receivable and a $0.9 million provision for unbilled receivables and contract assets. As of December 31, 2022, the CECL reserve balance was comprised of a $16.5 million provision for accounts receivable and a $0.6 million provision for unbilled receivables and contract assets.

Assets Held for Sale—As of March 31, 2023 and December 31, 2022, the Company had land held for sale with a carrying value of $2.6 million. On August 30, 2022, the Company entered into an agreement to sell the land for $13.0 million. The closing of this transaction is subject to a due diligence period, a period to obtain needed entitlements and customary closing conditions and there is no assurance that the sale will be completed.

Property, Plant and Equipment, net—The components of the Company’s property, plant and equipment, net at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Land	$0.3	$0.3
Buildings	20.2	20.2
Machinery and equipment	68.5	66.8
	89.0	87.3
Less: Accumulated depreciation	(70.8)	(69.7)
Total	$18.2	$17.6

Depreciation expense was $1.9 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively.

Software, net—Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software, excluding amortization expense related to other intangible assets, was $10.3 million and $8.9 million for the three months ended March 31, 2023 and 2022, respectively.

Investments—The carrying value of the Company’s investments in equity securities was $6.3 million and $8.5 million at March 31, 2023 and December 31, 2022, respectively. The Company measures its equity securities that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes. During the three months ended March 31, 2023, there were no events or changes in circumstances that suggested an impairment or an observable price change.

During the three months ended March 31, 2023, the Company sold an investment in an equity security and received proceeds of $11.8 million, including $8.9 million of cash and common stock of the acquiror. The sale resulted in a net realized gain of $6.7 million, which is included in investment and other income, net, on the Unaudited Condensed Consolidated Statements of Operations within Corporate.

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts, rather than at fair value. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted the standard prospectively on January 1, 2023. The adoption of this standard did not have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements.

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

Disaggregation of Revenue

The following table disaggregates revenue between tech-enabled services, software solutions and print and distribution by reportable segment:

	Three Months Ended March 31,
	2023				2022
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$43.7	$—	$43.7	$—	$44.7	$—	$44.7
Capital Markets - Compliance and Communications Management	60.7	—	33.4	94.1	71.1	—	32.5	103.6
Investment Companies - Software Solutions	—	26.4	—	26.4	—	25.1	—	25.1
Investment Companies - Compliance and Communications Management	17.7	—	16.7	34.4	20.6	—	17.0	37.6
Total net sales	$78.4	$70.1	$50.1	$198.6	$91.7	$69.8	$49.5	$211.0

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

Contract assets were $38.9 million and $20.1 million at March 31, 2023 and December 31, 2022, respectively. Generally, the contract assets balance is impacted by the recognition of additional revenue, amounts invoiced to customers and changes in the level of constraint applied to variable consideration. Amounts recognized as revenue exceeded the estimates for performance obligations satisfied in previous periods by approximately $11.7 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively, primarily due to changes in the Company’s estimate of variable consideration and the application of the constraint.

Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price and management’s assessment of realizable selling price. Unbilled receivables were $52.2 million and $33.2 million at March 31, 2023 and December 31, 2022, respectively. Unbilled receivables and contract assets are included in receivables, less allowances for expected losses on the Unaudited Condensed Consolidated Balance Sheets.

Most of the Company's contracts with significant remaining performance obligations have an initial expected duration of one year or less. As of March 31, 2023, the future estimated revenue related to unsatisfied or partially satisfied performance obligations under contracts with an original contractual term in excess of one year was approximately $120.1 million, of which approximately 46% is expected to be recognized as revenue over the succeeding twelve months, and the remainder recognized thereafter.

Contract liabilities consist of deferred revenue and progress billings which are included in accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. The Company recognized $17.7 million and $16.1 million of revenue during the three months ended March 31, 2023 and 2022, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. Changes in contract liabilities were as follows:

Balance at January 1, 2023	$46.1
Deferral of revenue	41.5
Revenue recognized	(34.6)
Balance at March 31, 2023	$53.0

Balance at January 1, 2022	$36.0
Deferral of revenue	34.2
Revenue recognized	(27.9)
Balance at March 31, 2022	$42.3

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 3. Goodwill and Other Intangible Assets, net

Goodwill—The goodwill balances by reportable segment were as follows:

	Gross book value at December 31, 2022	Accumulated impairment charges at December 31, 2022	Net book value at December 31, 2022	Foreign exchange and other adjustments	Net book value at March 31, 2023
Capital Markets - Software Solutions	$100.1	$—	$100.1	$—	$100.1
Capital Markets - Compliance and Communications Management	252.7	—	252.7	—	252.7
Investment Companies - Software Solutions	53.0	—	53.0	—	53.0
Investment Companies - Compliance and Communications Management	40.6	(40.6)	—	—	—
Total	$446.4	$(40.6)	$405.8	$—	$405.8

Other Intangible Assets, net—The components of other intangible assets at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships (useful life of 15 years)	$10.4	$(3.0)	$7.4	$10.4	$(2.8)	$7.6
Trade names (useful life of 5 years)	1.0	(0.8)	0.2	1.0	(0.8)	0.2
Total other intangible assets	$11.4	$(3.8)	$7.6	$11.4	$(3.6)	$7.8

The weighted-average remaining useful life for the unamortized intangible assets as of March 31, 2023 is approximately eleven years. The following table outlines the estimated annual amortization expense related to other intangible assets:

For the year ending December 31,	Amount
2023 (excluding the three months ended March 31, 2023)	$0.7
2024	0.7
2025	0.7
2026	0.7
2027	0.7
2028 and thereafter	4.1
Total	$7.6

Note 4. Leases

The Company has operating leases for certain service centers, office space, warehouses and equipment. The Company made payments of $4.5 million and $5.5 million for the three months ended March 31, 2023 and 2022, respectively, related to its operating lease liabilities.

The Company has finance leases primarily related to certain IT equipment. The Company made payments of $0.6 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively, related to its finance lease liabilities.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The components of lease expense were as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease expense:
Operating lease expense	$3.9	$4.5
Sublease income	(1.1)	(1.1)
Net operating lease expense	$2.8	$3.4

Finance lease expense:
Amortization of ROU assets	$0.6	$0.4
Interest on lease liabilities	0.1	0.1
Total finance lease expense	$0.7	$0.5

The Company’s finance leases are presented on the Company’s Unaudited Condensed Consolidated Balance Sheets as follows:

	March 31, 2023	December 31, 2022
Property, plant and equipment, net	$8.9	$7.1

Accrued liabilities	$2.5	$2.0
Other noncurrent liabilities	6.6	5.1
Total	$9.1	$7.1

Other information related to finance leases as of and for the three months ended March 31, 2023 were as follows:

March 31, 2023
Non-cash disclosure:
Increase in finance lease liabilities due to new ROU assets	$2.5
Weighted-average remaining lease term	3.7 years
Weighted-average discount rate	3.4%

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

For the three months ended March 31, 2023 and 2022, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Other Charges	Total
Three Months Ended March 31, 2023
Capital Markets - Software Solutions	$2.0	$—	$2.0
Capital Markets - Compliance and Communications Management	8.2	0.1	8.3
Investment Companies - Software Solutions	(0.1)	—	(0.1)
Investment Companies - Compliance and Communications Management	0.2	—	0.2
Corporate	0.5	—	0.5
Total	$10.8	$0.1	$10.9

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Employee Terminations	Other Charges	Total
Three Months Ended March 31, 2022
Capital Markets - Software Solutions	$0.8	$—	$0.8
Capital Markets - Compliance and Communications Management	0.3	0.1	0.4
Investment Companies - Software Solutions	0.1	—	0.1
Investment Companies - Compliance and Communications Management	0.4	—	0.4
Corporate	—	0.1	0.1
Total	$1.6	$0.2	$1.8

For the three months ended March 31, 2023, the Company recorded net restructuring charges of $10.8 million related to employee termination costs for approximately 150 employees, substantially all of whom will be terminated by December 31, 2023. The restructuring actions were primarily related to reorganization of certain capital markets operations.

For the three months ended March 31, 2022, the Company recorded net restructuring charges of $1.6 million related to employee termination costs for approximately 60 employees, substantially all of whom were terminated as of December 31, 2022. The restructuring actions were primarily related to the reorganization of certain capital markets operations and the relocation of a digital print facility.

Restructuring Reserve – Employee Terminations

The Company’s employee terminations liability is included in accrued liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. Changes in the accrual for employee terminations during the three months ended March 31, 2023 were as follows:

Employee Terminations
Balance at December 31, 2022	$5.1
Restructuring charges	10.9
Reversals of restructuring charges	(0.1)
Cash paid	(2.6)
Balance at March 31, 2023	$13.3

Note 6. Retirement Plans

The components of estimated net pension plan income for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Interest cost	$2.9	$1.8
Expected return on assets	(3.3)	(2.8)
Amortization, net	0.2	0.8
Net pension plan income	$(0.2)	$(0.2)

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 8. Debt

The Company’s debt as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Term Loan A Facility	$125.0	$125.0
Borrowings under the Revolving Facility	110.5	45.0
Unamortized debt issuance costs	(0.7)	(0.8)
Total long-term debt	$234.8	$169.2

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

Term Loan A Facility—The unpaid principal amount of the Term Loan A Facility is due and payable in full on May 27, 2026. Voluntary prepayments of the Term Loan A Facility are permitted at any time without premium or penalty. The weighted-average interest rate on borrowings under the Term Loan A Facility was 6.0% and 2.3% for the three months ended March 31, 2023 and 2022, respectively. The fair value of the Term Loan A Facility was $121.3 million and $121.6 million as of March 31, 2023 and December 31, 2022, respectively, and was determined to be Level 2 under the fair value hierarchy.

Revolving Facility—As of March 31, 2023 and December 31, 2022, there were $110.5 million and $45.0 million, respectively, of borrowings outstanding under the Revolving Facility. The weighted average interest rate on borrowings under the Revolving Facility was 6.9% and 3.7% for the three months ended March 31, 2023 and 2022, respectively. The fair value of the Company's borrowings under the Revolving Facility is classified as Level 2 under the fair value hierarchy and approximated its carrying value as of March 31, 2023 and December 31, 2022, as the Revolving Facility carries a variable rate of interest reflecting current market rates.

The following table summarizes interest expense, net included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2023	2022
Interest incurred	$4.0	$1.6
Less: Interest income	(0.5)	(0.1)
Interest expense, net	$3.5	$1.5

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

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Net earnings per share:
Basic	$0.54	$0.80
Diluted	$0.52	$0.77
Numerator:
Net earnings	$15.8	$26.4
Denominator:
Basic weighted average number of common shares outstanding	29.2	32.9
Dilutive awards	1.3	1.5
Diluted weighted average number of common shares outstanding	30.5	34.4

Note 10. Share-based Compensation

The Company’s share-based compensation plan under which it may grant future awards, the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan (as amended, the “2016 PIP”), was approved by the Company's Board of Directors (the “Board”) and the Company’s stockholders and provides incentives to key employees of the Company. Awards under the 2016 PIP may include cash or stock bonuses, stock options, stock appreciation rights, restricted stock, PSUs, performance cash awards or RSUs. In addition, non-employee members of the Board may receive awards under the 2016 PIP. At March 31, 2023, there were 2.9 million remaining shares of common stock authorized and available for grant under the 2016 PIP. Increases to the shares of common stock available for issuance under the 2016 PIP requires stockholder approval.

The Company recognizes compensation expense for share-based awards based on estimated grant date fair values as well as certain assumptions, as further disclosed in Note 12, Share-based Compensation, of the Annual Report.

Total share-based compensation expense was $4.3 million and $3.6 million for the three months ended March 31, 2023 and 2022, respectively. The income tax benefit related to share-based compensation expense was $4.1 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, $40.9 million of total unrecognized compensation expense related to share-based compensation awards is expected to be recognized over a weighted-average period of 2.0 years.

Stock Options

There were no stock options granted during the three months ended March 31, 2023. A summary of activity and weighted-average exercise prices related to the stock options were as follows:

	Shares Under Option (thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2022	524	$18.19
Exercised	(61)	18.93
Outstanding at March 31, 2023	463	$18.09
Vested and expected to vest at March 31, 2023	463	$18.09
Vested and exercisable at March 31, 2023	463	$18.09

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Restricted Stock Units

RSUs outstanding as of March 31, 2023 and December 31, 2022, and changes during the three months ended March 31, 2023, were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2022	989	$23.91
Granted	296	41.85
Vested	(455)	18.71
Forfeited	(3)	29.62
Nonvested at March 31, 2023	827	$33.16

As of March 31, 2023, $22.6 million of unrecognized share-based compensation expense related to RSUs is expected to be recognized over a weighted-average period of 2.3 years.

Performance Share Units

PSUs outstanding as of March 31, 2023 and December 31, 2022, and changes during the three months ended March 31, 2023, were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2022	903	$22.31
Granted	412	30.13
Vested	(443)	8.97
Forfeited	(25)	8.98
Nonvested at March 31, 2023	847	$33.47

During the three months ended March 31, 2023, 412 thousand PSUs were granted to certain executive officers and senior management, 265 thousand of which related to the 2023 performance grant and 147 thousand of which related to additional shares issued during the three months ended March 31, 2023 due to the achievement of certain targets for the year ended December 31, 2022. The total potential payout for 2023 awards granted during the three months ended March 31, 2023 is payable upon the achievement of certain established performance targets and ranges from zero to 530 thousand shares.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

PSU awards consist of four performance periods, including three annual performance periods and one three-year cumulative performance period.

Year Granted	Performance/ Service Period	Estimated or Actual Attainment	PSUs Outstanding as of March 31, 2023 (Thousands)	Estimated PSU Attainment or Actual PSUs Earned (Thousands)
2023	2023	146% (a)	66	96
2023	2024	(b)	66	—
2023	2025	(b)	66	—
2023	2023-2025	100% (c)	67	67
			265	163

2022	2022	140% (d)	68	95
2022	2023	43% (a)	68	29
2022	2024	(b)	69	—
2022	2022-2024	100% (c)	69	69
			274	193

2021	2021	200% (d)	77	154
2021	2022	87% (d)	77	67
2021	2023	72% (a)	77	56
2021	2021-2023	172% (a)	77	133
			308	410

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

As of March 31, 2023, $18.3 million of unrecognized share-based compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.7 years.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the three months ended March 31, 2023, the Company repurchased 33,568 shares for $1.3 million at an average price of $38.82 per share. As of March 31, 2023, the remaining authorized amount was $123.0 million. For the three months ended March 31, 2022, the Company repurchased 1,227,303 shares for $42.1 million at an average price of $34.26 per share.

Note 12. Comprehensive Income

The components of other comprehensive income and income tax expense allocated to each component for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31, 2023
	Before Tax	Income Tax	Net of Tax
Translation adjustments	$0.2	$—	$0.2
Adjustment for net periodic pension and other postretirement benefits plans	0.2	0.1	0.1
Other comprehensive income	$0.4	$0.1	$0.3

	Three Months Ended March 31, 2022
	Before Tax	Income Tax	Net of Tax
Translation adjustments	$0.1	$—	$0.1
Adjustment for net periodic pension and other postretirement benefits plans	0.8	0.2	0.6
Other comprehensive income	$0.9	$0.2	$0.7

The following table summarizes changes in accumulated other comprehensive loss by component for the three months ended March 31, 2023:

	Pension and Other Postretirement Benefits Plans Cost	Translation Adjustments	Total
Balance at December 31, 2022	$(67.9)	$(15.3)	$(83.2)
Other comprehensive income before reclassifications	—	0.2	0.2
Amounts reclassified from accumulated other comprehensive loss	0.1	—	0.1
Net change in accumulated other comprehensive loss	0.1	0.2	0.3
Balance at March 31, 2023	$(67.8)	$(15.1)	$(82.9)

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following table summarizes changes in accumulated other comprehensive loss by component for the three months ended March 31, 2022:

	Pension and Other Postretirement Benefits Plans Cost	Translation Adjustments	Total
Balance at December 31, 2021	$(64.4)	$(13.9)	$(78.3)
Other comprehensive income before reclassifications	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive loss	0.6	—	0.6
Net change in accumulated other comprehensive loss	0.6	0.1	0.7
Balance at March 31, 2022	$(63.8)	$(13.8)	$(77.6)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Amortization of pension and other postretirement benefits plans cost:
Net actuarial loss (a)	$0.2	$0.8
Reclassifications before tax	0.2	0.8
Income tax expense	0.1	0.2
Reclassifications, net of tax	$0.1	$0.6

(a)
These accumulated other comprehensive loss components are included in the calculation of net periodic pension and other postretirement benefits plans income recognized in investment and other income, net on the Unaudited Condensed Consolidated Statements of Operations (see Note 6, Retirement Plans).

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

Investment Companies – Software Solutions—The Company provides clients with the Arc Suite platform that contains a comprehensive suite of cloud-based solutions, including ArcDigital, ArcReporting, ArcPro and ArcRegulatory, as well as services that enable storage and management of compliance and regulatory information in a self-service, central repository so that documents can be easily accessed, assembled, edited, tagged, translated, rendered and submitted to regulators and investors.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision maker and is most consistent with the presentation of profitability reported on the Unaudited Condensed Consolidated Financial Statements.

	Net Sales	(Loss) Income from Operations	Assets(a)	Depreciation and Amortization	Capital Expenditures
Three Months Ended March 31, 2023
Capital Markets - Software Solutions	$43.7	$(0.6)	$189.7	$6.2	$5.5
Capital Markets - Compliance and Communications Management	94.1	16.6	415.3	1.8	1.1
Investment Companies - Software Solutions	26.4	5.0	103.3	3.3	3.5
Investment Companies - Compliance and Communications Management	34.4	8.1	43.6	1.1	0.3
Total operating segments	198.6	29.1	751.9	12.4	10.4
Corporate	—	(14.3)	119.4	—	0.2
Total	$198.6	$14.8	$871.3	$12.4	$10.6

Three Months Ended March 31, 2022
Capital Markets - Software Solutions	$44.7	$4.3	$189.9	$5.1	$5.3
Capital Markets - Compliance and Communications Management	103.6	28.9	437.2	1.5	0.7
Investment Companies - Software Solutions	25.1	6.2	99.4	2.9	3.0
Investment Companies - Compliance and Communications Management	37.6	8.1	53.1	1.1	0.6
Total operating segments	211.0	47.5	779.6	10.6	9.6
Corporate	—	(12.2)	92.0	0.1	0.3
Total	$211.0	$35.3	$871.6	$10.7	$9.9

(a)
Certain assets are recorded within a segment based on predominant usage, however, as they benefit more than one segment, the related operating expenses are allocated between segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this management’s discussion and analysis, unless otherwise specified or the context otherwise requires, the “Company,” “DFIN,” “we,” “our,” and “us” refer to Donnelley Financial Solutions, Inc. and its consolidated subsidiaries. This discussion and analysis should be read together with the Company’s Unaudited Condensed Consolidated Financial Statements and the related notes thereto, as well as the Company’s audited Consolidated Financial Statements for the year ended December 31, 2022.

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

Technological advancements, regulatory changes, and evolving workflow preferences have led to the Company’s clients managing more of the financial disclosure process themselves, changing the marketplace for the Company’s services and products. DFIN’s strategy in its Software Solutions segments (CM-SS and IC-SS, as defined below) aligns with the changing marketplace by focusing the Company’s investments and resources in its advanced software solutions, primarily ActiveDisclosure®, Arc Suite® software platform ("Arc Suite") and Venue® Virtual Data Room (“Venue”), while making targeted investments, such as the Company’s acquisition of Guardum Holdings Limited in 2021, to further enhance product features. In its Compliance & Communications Management segments (CM-CCM and IC-CCM, as defined below), the Company’s strategy focuses on maintaining its market-leading position by offering a high-touch, service-oriented experience, using its unique combination of tech-enabled services and print and distribution capabilities.

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

Government Regulations and Regulatory Impact

The SEC is adopting new as well as amending existing rules and forms to modernize the reporting and disclosure of information under the Securities Act of 1933, as amended (the "Securities Act"), the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Investment Company Act of 1940, as amended (the “Investment Company Act”). These actions, primarily within the Investment Companies business, are driving significant regulatory changes which impact the Company’s customers, and have enabled the Company to accelerate its transition from print and distribution to software solutions.

On October 26, 2022, the SEC announced that it adopted the Tailored Shareholder Reports (“TSR”) for Mutual Funds and Exchange-Traded Funds rule which requires certain investment companies to complete a new concise and visually engaging annual and semi-annual TSR that highlights key information that is particularly important for retail investors to assess and monitor their investments. The TSR, which can be printed and mailed or delivered electronically upon request of the investor, replaces Rule 30e-3 for open-ended funds and ETFs registered under Form N-1A and will require iXBRL tagging. While the rule was effective January 24, 2023, due to an 18-month transition period, compliance is not required until July 24, 2024. As a result, the Company is expecting an increase in revenue from Arc Suite software and related regulatory filings beginning in the second half of 2024.

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

Capital Markets – Compliance & Communications Management—The CM-CCM segment provides tech-enabled services and print and distribution solutions to public and private companies for deal solutions and SEC compliance requirements. The Company's private conference facilities offer around-the-clock services to support the transaction process, production platform and service delivery model for a fully-virtual experience while replicating the in-person experience. The Company has seen clients utilizing the range of options available to them, including a hybrid approach with working group members working both virtually and in-person during drafting sessions for their transactions. While the Company has significantly reduced its private conferencing footprint, the service helps clients maintain confidentiality in deal negotiations and provides clients a place to host in-person working groups to meet, strategize and prepare documents for transactions.

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

Executive Overview

First Quarter Overview

Net sales for the three months ended March 31, 2023 decreased by $12.4 million, or 5.9%, to $198.6 million from $211.0 million for the three months ended March 31, 2022, including a $1.6 million, or 0.8%, decrease due to the disposition of the EdgarOnline ("EOL") business and a $1.5 million, or 0.7%, decrease due to changes in foreign currency exchange rates. Net sales decreased primarily due to lower capital markets transactional volumes.

Income from operations for the three months ended March 31, 2023 decreased by $20.5 million, or 58.1%, to $14.8 million from $35.3 million for the three months ended March 31, 2022, primarily due to higher restructuring, impairment, and other charges, net, lower sales volumes, an unfavorable sales mix and higher technology infrastructure expense, partially offset by cost control initiatives.

Financial Review

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s significant accounting policies and critical estimates are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 21, 2023 (the “Annual Report”).

In the financial review that follows, the Company discusses its unaudited condensed consolidated results of operations, cash flows and certain other information. This discussion should be read in conjunction with the Company’s Unaudited Condensed Consolidated Financial Statements and the related notes thereto.

Results of Operations for the Three Months Ended March 31, 2023 as Compared to the Three Months Ended March 31, 2022

The following table shows the results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Net sales
Tech-enabled services	$78.4	$91.7	$(13.3)	(14.5%)
Software solutions	70.1	69.8	0.3	0.4%
Print and distribution	50.1	49.5	0.6	1.2%
Total net sales	198.6	211.0	(12.4)	(5.9%)
Cost of sales (a)
Tech-enabled services	33.3	37.7	(4.4)	(11.7%)
Software solutions	28.4	27.5	0.9	3.3%
Print and distribution	28.6	33.7	(5.1)	(15.1%)
Total cost of sales	90.3	98.9	(8.6)	(8.7%)
Selling, general and administrative expenses (a)	70.5	64.3	6.2	9.6%
Depreciation and amortization	12.4	10.7	1.7	15.9%
Restructuring, impairment and other charges, net	10.9	1.8	9.1	nm
Other operating income, net	(0.3)	—	(0.3)	nm
Income from operations	14.8	35.3	(20.5)	(58.1%)
Interest expense, net	3.5	1.5	2.0	nm
Investment and other income, net	(6.9)	(0.2)	(6.7)	nm
Earnings before income taxes	18.2	34.0	(15.8)	(46.5%)
Income tax expense	2.4	7.6	(5.2)	(68.4%)
Net earnings	$15.8	$26.4	$(10.6)	(40.2%)

(a)
Exclusive of depreciation and amortization

nm – Not meaningful

Consolidated

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

Net sales of tech-enabled services of $78.4 million for the three months ended March 31, 2023 decreased $13.3 million, or 14.5%, as compared to the three months ended March 31, 2022. Net sales of tech-enabled services decreased primarily due to lower capital markets transactional and investment companies compliance volumes.

Net sales of software solutions of $70.1 million for the three months ended March 31, 2023 increased $0.3 million, or 0.4%, as compared to the three months ended March 31, 2022. Net sales of software solutions increased primarily due to higher ArcPro volumes and higher ActiveDisclosure pricing, partially offset by the disposition of the EOL business, which was sold in the fourth quarter of 2022.

Net sales of print and distribution of $50.1 million for the three months ended March 31, 2023 increased $0.6 million, or 1.2%, as compared to the three months ended March 31, 2022. Net sales of print and distribution increased primarily due to higher capital markets compliance volumes.

Tech-enabled services cost of sales of $33.3 million for the three months ended March 31, 2023 decreased $4.4 million, or 11.7%, as compared to the three months ended March 31, 2022. Tech-enabled services cost of sales decreased primarily due to lower sales volumes and cost control initiatives, partially offset by an unfavorable sales mix. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales increased 1.4%, primarily driven by an unfavorable sales mix, partially offset by cost control initiatives.

Software solutions cost of sales of $28.4 million for the three months ended March 31, 2023 increased $0.9 million, or 3.3%, as compared to the three months ended March 31, 2022. Software solutions cost of sales increased primarily due to higher product development costs, partially offset by cost control initiatives. As a percentage of software solutions net sales, software solutions cost of sales increased 1.1%, primarily driven by higher product development costs, partially offset by cost control initiatives.

Print and distribution cost of sales of $28.6 million for the three months ended March 31, 2023 decreased $5.1 million, or 15.1%, as compared to the three months ended March 31, 2022. Print and distribution cost of sales decreased primarily due to cost control initiatives. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 11.0%, primarily driven by cost control initiatives.

SG&A expenses of $70.5 million for the three months ended March 31, 2023 increased $6.2 million, or 9.6%, as compared to the three months ended March 31, 2022. SG&A expenses increased primarily due to a higher allocation of technology-related expense, higher incentive compensation and employee-related expenses driven by additional headcount in areas that support the Company’s transformation initiatives, higher consulting expense and higher bad debt expense, partially offset by cost control initiatives. As a percentage of net sales, SG&A expenses increased to 35.5% for the three months ended March 31, 2023 from 30.5% for the three months ended March 31, 2022, primarily due to a higher allocation of technology-related expense, higher incentive compensation and employee-related expenses, higher consulting expense and higher bad debt expense, partially offset by cost control initiatives.

Depreciation and amortization of $12.4 million for the three months ended March 31, 2023 increased $1.7 million, or 15.9%, as compared to the three months ended March 31, 2022, primarily due to higher software amortization expense.

Restructuring, impairment and other charges, net of $10.9 million for the three months ended March 31, 2023 increased $9.1 million as compared to the three months ended March 31, 2022. In 2023, these charges included $10.8 million of employee termination costs for approximately 150 employees. In 2022, these charges included $1.6 million of employee termination costs for approximately 60 employees.

Income from operations of $14.8 million for the three months ended March 31, 2023 decreased $20.5 million, or 58.1%, as compared to the three months ended March 31, 2022, primarily due to higher restructuring, impairment, and other charges, net, lower sales volumes, an unfavorable sales mix and higher technology infrastructure expense, partially offset by cost control initiatives.

Interest expense, net of $3.5 million for the three months ended March 31, 2023 increased $2.0 million, as compared to the three months ended March 31, 2022. Interest expense, net increased primarily due to higher average Revolving Facility (as defined below) borrowings during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 and a higher variable interest rate on the Company's outstanding debt facilities.

Investment and other income, net of $6.9 million for the three months ended March 31, 2023 increased $6.7 million, as compared to the three months ended March 31, 2022, primarily due to a net realized gain on the sale of an investment in an equity security.

The effective income tax rate was 13.2% for the three months ended March 31, 2023, as compared to 22.4% for the three months ended March 31, 2022. The decrease in the effective income tax rate for the three months ended March 31, 2023 was primarily driven by lower pre-tax earnings and the net favorable impact of discrete adjustments.

Information by Segment

The following tables summarize net sales, income (loss) from operations, operating margin and certain items impacting comparability within each of the operating segments and Corporate.

Capital Markets – Software Solutions

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Net sales	$43.7	$44.7	$(1.0)	(2.2%)
(Loss) income from operations	(0.6)	4.3	(4.9)	nm
Operating margin	(1.4%)	9.6%
Items impacting comparability
Restructuring, impairment and other charges, net	2.0	0.8	1.2	nm
Non-income tax, net	(0.2)	(0.2)	—	—

nm – Not meaningful

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

Net sales of $43.7 million for the three months ended March 31, 2023 decreased $1.0 million, or 2.2%, as compared to the three months ended March 31, 2022. Net sales decreased $1.6 million due to the disposition of the EOL business, which was sold in the fourth quarter of 2022, partially offset by higher ActiveDisclosure pricing.

Loss from operations of $0.6 million for the three months ended March 31, 2023 decreased $4.9 million, as compared to income from operations of $4.3 million for the three months ended March 31, 2022, primarily due to a higher allocation of overhead costs, higher restructuring, impairment and other charges, net, higher depreciation and amortization expense and the disposition of the EOL business, partially offset by price increases and cost control initiatives.

Operating margin decreased from 9.6% for the three months ended March 31, 2022 to a negative margin of 1.4% for the three months ended March 31, 2023, primarily due to a higher allocation of overhead costs, higher restructuring, impairment and other charges, net, which had a negative impact on operating margin of 2.7%, and higher depreciation and amortization expense, partially offset by price increases and cost control initiatives.

Capital Markets – Compliance and Communications Management

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Net sales	$94.1	$103.6	$(9.5)	(9.2%)
Income from operations	16.6	28.9	(12.3)	(42.6%)
Operating margin	17.6%	27.9%
Items impacting comparability
Restructuring, impairment and other charges, net	8.3	0.4	7.9	nm
Accelerated rent expense	0.5	—	0.5	nm
Gain on sale of long-lived assets	(0.3)	—	(0.3)	nm
Non-income tax, net	—	(0.1)	0.1	(100.0%)

nm – Not meaningful

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

Net sales of $94.1 million for the three months ended March 31, 2023 decreased $9.5 million, or 9.2%, as compared to the three months ended March 31, 2022. Net sales decreased primarily due to lower transactional volumes.

Income from operations of $16.6 million for the three months ended March 31, 2023 decreased $12.3 million, or 42.6%, as compared to the three months ended March 31, 2022, primarily due to higher restructuring, impairment and other charges, net, lower transactional sales volumes, an unfavorable sales mix and higher bad debt expense, partially offset by cost control initiatives, a lower allocation of overhead costs and price increases.

Operating margin decreased from 27.9% for the three months ended March 31, 2022 to 17.6% for the three months ended March 31, 2023, primarily due to higher restructuring, impairment and other charges, net, which had a negative impact on operating margin of 8.4%, lower transactional sales volumes, an unfavorable sales mix and higher bad debt expense, partially offset by cost control initiatives, a lower allocation of overhead costs and price increases.

Investment Companies – Software Solutions

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Net sales	$26.4	$25.1	$1.3	5.2%
Income from operations	5.0	6.2	(1.2)	(19.4%)
Operating margin	18.9%	24.7%
Items impacting comparability
Restructuring, impairment and other charges, net	(0.1)	0.1	(0.2)	nm

nm – Not meaningful

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

Net sales of $26.4 million for the three months ended March 31, 2023 increased $1.3 million, or 5.2%, as compared to the three months ended March 31, 2022. Net sales increased primarily due to higher ArcPro volumes.

Income from operations of $5.0 million for the three months ended March 31, 2023 decreased $1.2 million, or 19.4%, as compared to the three months ended March 31, 2022, primarily due to higher product development costs.

Operating margin decreased from 24.7% for the three months ended March 31, 2022 to 18.9% for the three months ended March 31, 2023, primarily due to higher product development costs.

Investment Companies – Compliance and Communications Management

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Net sales	$34.4	$37.6	$(3.2)	(8.5%)
Income from operations	8.1	8.1	—	—
Operating margin	23.5%	21.5%
Items impacting comparability
Restructuring, impairment and other charges, net	0.2	0.4	(0.2)	(50.0%)

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

Net sales of $34.4 million for the three months ended March 31, 2023 decreased $3.2 million, or 8.5%, as compared to the three months ended March 31, 2022. Net sales decreased primarily due to lower compliance volumes.

Income from operations of $8.1 million for the three months ended March 31, 2023 was flat compared to the three months ended March 31, 2022, primarily due to lower sales volumes and a higher allocation of overhead costs, offset by cost control initiatives.

Operating margin increased from 21.5% for the three months ended March 31, 2022 to 23.5% for the three months ended March 31, 2023, primarily due to cost control initiatives, partially offset by a higher allocation of overhead costs.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating expenses	$14.3	$12.2
Items impacting comparability
Share-based compensation expense	4.3	3.6
Restructuring, impairment and other charges, net	0.5	0.1

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

Corporate operating expenses for the three months ended March 31, 2023 increased $2.1 million as compared to the three months ended March 31, 2022, primarily due to higher consulting expense and additional headcount, partially offset by lower healthcare expense.

Non-GAAP Measures

The Company believes that certain non-GAAP measures, such as non-GAAP adjusted EBITDA (“Adjusted EBITDA”), provide useful information about the Company’s operating results and enhance the overall ability to assess the Company’s financial performance. The Company uses these measures, together with other measures of performance prepared in accordance with GAAP, to compare the relative performance of operations in planning, budgeting and reviewing the performance of its business. Adjusted EBITDA allows investors to make a more meaningful comparison between the Company’s core business operating results over different periods of time. The Company believes that Adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provides useful information about the Company’s business without regard to potential distortions. By eliminating potential differences in results of operations between periods caused by factors such as historic cost and age of assets, restructuring, impairment and other charges, net, non-income tax, net, gain on investment as well as other items, as described below, the Company believes that Adjusted EBITDA can provide a useful additional basis for comparing the current performance of the underlying operations being evaluated.

Adjusted EBITDA is not presented in accordance with GAAP and has important limitations as an analytical tool. These measures should not be considered as a substitute for analysis of the Company’s results as reported under GAAP. In addition, these measures are defined differently by different companies and, accordingly, such measures may not be comparable to similarly-titled measures of other companies. In addition to the factors listed above, share-based compensation expense is excluded from Adjusted EBITDA. Although share-based compensation is a key incentive offered to certain of the Company’s employees, business performance is evaluated excluding share-based compensation expenses. Depending upon the size, timing and the terms of grants, share-based compensation expense may vary but will recur in future periods.

A reconciliation of net earnings to Adjusted EBITDA for the three months ended March 31, 2023 and 2022 is presented in the following table:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net earnings	$15.8	$26.4
Restructuring, impairment and other charges, net	10.9	1.8
Share-based compensation expense	4.3	3.6
Accelerated rent expense	0.5	—
Gain on investment in an equity security	(6.7)	—
Gain on sale of long-lived assets	(0.3)	—
Non-income tax, net	(0.2)	(0.3)
Depreciation and amortization	12.4	10.7
Interest expense, net	3.5	1.5
Investment and other income, net	(0.2)	(0.2)
Income tax expense	2.4	7.6
Adjusted EBITDA	$42.4	$51.1

Restructuring, impairment and other charges, net—The three months ended March 31, 2023 included employee termination costs of $10.8 million. The three months ended March 31, 2022 included employee termination costs of $1.6 million. Refer to Note 5, Restructuring, Impairment and Other Charges, net, for additional information.

Share-based compensation expense—Included charges of $4.3 million and $3.6 million for the three months ended March 31, 2023 and 2022, respectively.

Accelerated rent expense—Includes charges of $0.5 million for the three months ended March 31, 2023 related to the acceleration of rent expense associated with abandoned operating leases.

Gain on investment in an equity security—Included a net realized gain of $6.7 million on the sale of an investment in an equity security for the three months ended March 31, 2023. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies, for additional information.

Gain on sale of long-lived assets—Included a gain of $0.3 million for the three months ended March 31, 2023 related to non-refundable deposits on an agreement for the pending sale of land.

Non-income tax, net—Included income of $0.2 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, related to certain estimated non-income tax exposures previously accrued by the Company.

Liquidity and Capital Resources

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its investors. Cash on hand, operating cash flows and the Company’s Revolving Facility are the primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s debt obligations, capital expenditures necessary to support productivity improvement and growth, and completion of restructuring programs.

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes. The Company has the ability to repatriate foreign cash, associated with foreign earnings previously subjected to U.S. tax, with minimal additional tax consequences. The Company maintains its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S., with the exception of the previously taxed foreign earnings already subject to U.S. tax. The Company did not repatriate excess cash at its foreign subsidiaries to the U.S. during the year ended December 31, 2022. The Company is evaluating whether to make any cash repatriations in the future.

On August 16, 2022, President Biden signed the Inflation Reduction Act (“IRA”) into law, which included enactment of a 15% corporate minimum tax effective in 2023 and imposes a 1% excise tax on share repurchases that occur after December 31, 2022. The Company currently does not expect the IRA to have a material impact on its financial results.

Cash and cash equivalents were $28.8 million at March 31, 2023, which included $4.0 million in the U.S. and $24.8 million at international locations.

The following describes the Company’s cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net cash used in operating activities	$(51.5)	$(52.2)
Net cash used in investing activities	(1.7)	(9.9)
Net cash provided by financing activities	47.7	17.3
Effect of exchange rate on cash and cash equivalents	0.1	0.7
Net decrease in cash and cash equivalents	$(5.4)	$(44.1)

Cash Flows Used In Operating Activities

Operating cash inflows and outflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor, rent, raw materials and other operating activities.

Net cash used in operating activities was $51.5 million for the three months ended March 31, 2023 compared to $52.2 million for the three months ended March 31, 2022. The decrease in cash used in operating activities was primarily due to lower incentive compensation and commissions payments in 2023, partially offset by unfavorable changes in accounts receivable and accounts payable, a decrease in net earnings and an increase in interest paid. Accrued liabilities and other decreased operating cash flows by $33.1 million for the three months ended March 31, 2023, as compared to $81.1 million for the three months ended March 31, 2022, primarily due to lower incentive compensation and commissions payments in 2023, as a result of the Company's 2022 operating results. Accounts receivable decreased operating cash flows by $39.7 million for the three months ended March 31, 2023, as compared to $22.2 million for the three months ended March 31, 2022, primarily due to timing of collections. Accounts payable increased operating cash flows by $0.6 million for the three months ended March 31, 2023, as compared to $16.4 million for the three months ended March 31, 2022, primarily due to the timing of supplier payments. The Company's interest payments increased by $3.2 million to $4.1 million for the three months ended March 31, 2023 from $0.9 million, due to higher average borrowings on the Revolving Facility (as defined below) and higher interest rates.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $1.7 million for the three months ended March 31, 2023, which consisted of $10.6 million of capital expenditures, substantially all related to investments in software development, partially offset by $8.9 million of proceeds from the sale of an investment in an equity security. The Company expects that capital expenditures for the full year ended December 31, 2023 will be approximately $60 million.

Net cash used in investing activities was $9.9 million for the three months ended March 31, 2022, which consisted of capital expenditures, mostly driven by investments in software development.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $47.7 million for the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company received $99.0 million of proceeds from the Revolving Facility borrowings, partially offset by $33.5 million of payments on the Revolving Facility borrowings. The Company's common stock repurchases for the three months ended March 31, 2023 totaled $18.4 million, which included $17.0 million associated with vesting of the Company employee's equity awards and $1.4 million of repurchases under the stock repurchase program.

Net cash provided by financing activities was $17.3 million for the three months ended March 31, 2022. During the three months ended March 31, 2022, the Company received $113.0 million of proceeds from the Revolving Facility borrowings, offset by $43.0 million of payments on the Revolving Facility borrowings. The Company’s common stock repurchases for the three months ended March 31, 2022 totaled $52.6 million, which included $40.7 million of repurchases under the stock repurchase program and $11.9 million associated with vesting of the Company employees' equity awards.

Debt

The Company’s debt as of March 31, 2023 and December 31, 2022 consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Term Loan A Facility	$125.0	$125.0
Borrowings under the Revolving Facility	110.5	45.0
Unamortized debt issuance costs	(0.7)	(0.8)
Total long-term debt	$234.8	$169.2

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

As of March 31, 2023, there was $110.5 million of borrowings outstanding under the Revolving Facility as well as $2.6 million in outstanding letters of credit and bank guarantees and none of the outstanding letters of credit reduced the availability under the Revolving Facility. Based on the Company’s results of operations for the twelve months ended March 31, 2023 and existing debt, the Company would have had the ability to utilize the remaining $189.5 million of the Revolving Facility and not have been in violation of the terms of the agreement.

The current availability under the Revolving Facility and net available liquidity as of March 31, 2023 is shown in the table below:

March 31, 2023
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	$110.5

Current availability at March 31, 2023	$189.5
Cash and cash equivalents	28.8
Net Available Liquidity	$218.3

The Company was in compliance with its debt covenants as of March 31, 2023, and expects to remain in compliance based on management’s estimates of operating and financial results for fiscal year 2023 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of March 31, 2023, the Revolving Facility is supported by fifteen U.S. and international financial institutions.

As of March 31, 2023, the Company met all the conditions required to borrow under the Revolving Facility, and management expects the Company to continue to meet the applicable borrowing conditions.

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Estimates

There were no changes to critical accounting estimates from those disclosed in the Annual Report.

New Accounting Pronouncements

Recently adopted accounting standards and their estimated effect on the Company’s Unaudited Condensed Consolidated Financial Statements are described in Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to the Company’s market risk disclosed in the Annual Report.

Item 4. Controls and Procedures

(a)
Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

(b)
Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There were no material changes during the three months ended March 31, 2023 to the risk factors identified in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
January 1, 2023 - January 31, 2023	7,854	$39.46	7,854	123,982,246
February 1, 2023 - February 28, 2023	2,828	38.32	2,828	123,873,889
March 1, 2023 - March 31, 2023	429,849	41.54	22,886	122,989,125
Total	440,531	$41.48	33,568

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

10.38

Real Estate Sale Agreement, dated as of August 30, 2022, between Donnelley Financial, LLC and Aspirant Partners, LLC (incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q dated September 30, 2022, filed on November 2, 2022)

10.39

First Amendment to Real Estate Sale Agreement, dated as of November 28, 2022, between Donnelley Financial, LLC and Aspirant Partners, LLC (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K dated December 31, 2022, filed on February 21, 2023)

10.40

Second Amendment to Real Estate Sale Agreement, dated as of January 9, 2023, between Donnelley Financial, LLC and Aspirant Partners, LLC (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K dated December 31, 2022, filed on February 21, 2023)

14.1

Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)

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

Date: May 3, 2023