Form 10-Q
period 2023-06-30
Donnelley Financial Solutions, Inc.
filed 2023-08-02
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☒

As of July 28, 2023, 29,324,696 shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Operations

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales
Tech-enabled services	$104.5	$133.3	$182.9	$225.0
Software solutions	75.7	71.6	145.8	141.4
Print and distribution	61.9	61.3	112.0	110.8
Total net sales	242.1	266.2	440.7	477.2
Cost of sales (a)
Tech-enabled services	37.0	40.2	70.3	77.9
Software solutions	26.9	28.6	55.3	56.1
Print and distribution	34.3	42.9	62.9	76.6
Total cost of sales	98.2	111.7	188.5	210.6
Selling, general and administrative expenses (a)	76.2	77.4	146.7	141.7
Depreciation and amortization	14.4	11.2	26.8	21.9
Restructuring, impairment and other charges, net	(2.2)	0.2	8.7	2.0
Other operating income, net	(0.1)	(0.2)	(0.4)	(0.2)
Income from operations	55.6	65.9	70.4	101.2
Interest expense, net	4.6	2.1	8.1	3.6
Investment and other income, net	(0.3)	(0.3)	(7.2)	(0.5)
Earnings before income taxes	51.3	64.1	69.5	98.1
Income tax expense	13.6	18.1	16.0	25.7
Net earnings	$37.7	$46.0	$53.5	$72.4

Net earnings per share:
Basic	$1.28	$1.46	$1.83	$2.25
Diluted	$1.24	$1.42	$1.76	$2.17
Weighted average number of common shares outstanding:
Basic	29.5	31.5	29.3	32.2
Diluted	30.4	32.4	30.4	33.4

(a)
Exclusive of depreciation and amortization

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net earnings	$37.7	$46.0	$53.5	$72.4

Other comprehensive income, net of tax:
Translation adjustments	0.8	(0.5)	1.0	(0.4)
Adjustment for net periodic pension and other postretirement benefits plans	0.3	0.7	0.4	1.3
Other comprehensive income, net of tax	1.1	0.2	1.4	0.9
Comprehensive income	$38.8	$46.2	$54.9	$73.3

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Balance Sheets

(in millions, except per share data)

(UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$19.4	$34.2
Receivables, less allowances for expected losses of $17.8 in 2023 (2022 - $17.1)	243.1	163.5
Prepaid expenses and other current assets	30.9	28.1
Assets held for sale	2.6	2.6
Total current assets	296.0	228.4
Property, plant and equipment, net	16.4	17.6
Operating lease right-of-use assets	26.7	33.3
Software, net	82.6	75.6
Goodwill	406.0	405.8
Other intangible assets, net	6.6	7.8
Deferred income taxes, net	38.7	33.4
Other noncurrent assets	29.2	26.4
Total assets	$902.2	$828.3
LIABILITIES
Accounts payable	$51.6	$49.2
Operating lease liabilities	15.1	16.3
Accrued liabilities	142.4	159.3
Total current liabilities	209.1	224.8
Long-term debt	219.8	169.2
Deferred compensation liabilities	14.4	13.6
Pension and other postretirement benefits plans liabilities	41.3	42.9
Noncurrent operating lease liabilities	21.2	28.4
Other noncurrent liabilities	20.4	19.9
Total liabilities	526.2	498.8
Commitments and Contingencies (Note 7)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and outstanding: 37.9 shares and 29.4 shares in 2023 (2022 - 36.9 shares and 28.9 shares)	0.4	0.4
Treasury stock, at cost: 8.5 shares in 2023 (2022 - 8.0 shares)	(242.3)	(221.8)
Additional paid-in capital	292.3	280.2
Retained earnings	407.4	353.9
Accumulated other comprehensive loss	(81.8)	(83.2)
Total equity	376.0	329.5
Total liabilities and equity	$902.2	$828.3

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Cash Flows

(in millions)

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net earnings	$53.5	$72.4
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	26.8	21.9
Provision for expected losses on accounts receivable	7.7	4.2
Share-based compensation expense	11.0	9.5
Deferred income taxes	(5.5)	(1.0)
Net pension plan income	(0.3)	(0.5)
Gain on investments in equity securities	(6.9)	—
Amortization of right-of-use assets	6.7	8.0
Other	0.3	0.5
Changes in operating assets and liabilities:
Accounts receivable, net	(86.7)	(79.8)
Prepaid expenses and other current assets	(2.9)	(5.9)
Accounts payable	(2.9)	22.9
Income taxes payable and receivable	0.6	4.1
Accrued liabilities and other	(23.6)	(52.3)
Operating lease liabilities	(8.2)	(9.7)
Pension and other postretirement benefits plans contributions	(0.9)	(0.7)
Net cash used in operating activities	(31.3)	(6.4)
INVESTING ACTIVITIES
Capital expenditures	(23.8)	(24.8)
Proceeds from sales of investments in equity securities	9.9	—
Net cash used in investing activities	(13.9)	(24.8)
FINANCING ACTIVITIES
Revolving facility borrowings	169.0	209.0
Payments on revolving facility borrowings	(118.5)	(99.0)
Treasury share repurchases	(20.6)	(116.6)
Proceeds from exercise of stock options	1.3	0.3
Finance lease payments	(1.2)	(0.9)
Net cash provided by (used in) financing activities	30.0	(7.2)
Effect of exchange rate on cash and cash equivalents	0.4	1.7
Net decrease in cash and cash equivalents	(14.8)	(36.7)
Cash and cash equivalents at beginning of year	34.2	54.5
Cash and cash equivalents at end of period	$19.4	$17.8
Supplemental cash flow information:
Income taxes paid (net of refunds)	$20.8	$22.0
Interest paid	$8.7	$2.8
Non-cash investing activities:
Capitalized software included in accounts payable	$5.1	$1.7
Non-cash consideration from sale of investment in an equity security (Note 1)	$2.9	$—

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended June 30, 2023 and 2022

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	37.9	$0.4	8.4	$(240.1)	$285.6	$369.7	$(82.9)	$332.7
Net earnings	—	—	—	—	—	37.7	—	37.7
Other comprehensive income	—	—	—	—	—	—	1.1	1.1
Share-based compensation expense	—	—	—	—	6.7	—	—	6.7
Common stock repurchases	—	—	0.1	(1.9)	—	—	—	(1.9)
Issuance of share-based awards, net of withholdings and other	—	—	—	(0.3)	—	—	—	(0.3)
Balance at June 30, 2023	37.9	$0.4	8.5	$(242.3)	$292.3	$407.4	$(81.8)	$376.0

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	36.8	$0.4	4.4	$(111.1)	$264.4	$277.8	$(77.6)	$353.9
Net earnings	—	—	—	—	—	46.0	—	46.0
Other comprehensive income	—	—	—	—	—	—	0.2	0.2
Share-based compensation expense	—	—	—	—	5.9	—	—	5.9
Common stock repurchases	—	—	2.1	(64.4)	—	—	—	(64.4)
Issuance of share-based awards, net of withholdings and other	0.1	—	0.1	(0.1)	(0.1)	—	—	(0.2)
Balance at June 30, 2022	36.9	$0.4	6.6	$(175.6)	$270.2	$323.8	$(77.4)	$341.4

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2023 and 2022

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	36.9	$0.4	8.0	$(221.8)	$280.2	$353.9	$(83.2)	$329.5
Net earnings	—	—	—	—	—	53.5	—	53.5
Other comprehensive income	—	—	—	—	—	—	1.4	1.4
Share-based compensation expense	—	—	—	—	11.0	—	—	11.0
Common stock repurchases	—	—	0.1	(3.2)	—	—	—	(3.2)
Issuance of share-based awards, net of withholdings and other	1.0	—	0.4	(17.3)	1.1	—	—	(16.2)
Balance at June 30, 2023	37.9	$0.4	8.5	$(242.3)	$292.3	$407.4	$(81.8)	$376.0

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	35.9	$0.4	2.9	$(57.1)	$260.6	$251.4	$(78.3)	$377.0
Net earnings	—	—	—	—	—	72.4	—	72.4
Other comprehensive income	—	—	—	—	—	—	0.9	0.9
Share-based compensation expense	—	—	—	—	9.5	—	—	9.5
Common stock repurchases	—	—	3.3	(106.5)	—	—	—	(106.5)
Issuance of share-based awards, net of withholdings and other	1.0	—	0.4	(12.0)	0.1	—	—	(11.9)
Balance at June 30, 2022	36.9	$0.4	6.6	$(175.6)	$270.2	$323.8	$(77.4)	$341.4
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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Allowances for Expected Losses—Transactions affecting the current expected credit loss (“CECL”) reserve during the six months ended June 30, 2023 and 2022 were as follows:

	June 30,
	2023	2022
Balance, beginning of year (a)	$17.1	$12.7
Provisions charged to expense	7.7	4.2
Write-offs, reclassifications and other	(7.0)	(1.0)
Balance, end of period (a)	$17.8	$15.9

(a)
As of June 30, 2023, the CECL reserve balance is comprised of a $17.0 million provision for accounts receivable and a $0.8 million provision for unbilled receivables and contract assets. As of December 31, 2022, the CECL reserve balance was comprised of a $16.5 million provision for accounts receivable and a $0.6 million provision for unbilled receivables and contract assets.

Assets Held for Sale—As of June 30, 2023 and December 31, 2022, the Company had land held for sale with a carrying value of $2.6 million. On August 30, 2022, the Company entered into an agreement to sell the land for $13.0 million. The closing of this transaction is subject to a due diligence period, a period to obtain needed entitlements and customary closing conditions and there is no assurance that the sale will be completed.

Property, Plant and Equipment, net—The components of the Company’s property, plant and equipment, net at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Land	$0.3	$0.3
Buildings	20.1	20.2
Machinery and equipment	68.1	66.8
	88.5	87.3
Less: Accumulated depreciation	(72.1)	(69.7)
Total	$16.4	$17.6

Depreciation expense was $1.9 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively, and $3.8 million and $3.1 million for the six months ended June 30, 2023 and 2022, respectively.

Software, net—Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software, excluding amortization expense related to other intangible assets, was $11.5 million and $9.4 million for the three months ended June 30, 2023 and 2022, respectively, and $21.8 million and $18.3 million for the six months ended June 30, 2023 and 2022, respectively.

Investments—The carrying value of the Company’s investments in equity securities was $5.5 million and $8.5 million at June 30, 2023 and December 31, 2022, respectively. The Company measures its equity securities that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes. During the three months ended June 30, 2023, there were no events or changes in circumstances that suggested an impairment or an observable price change.

In March 2023, the Company sold an investment in an equity security. As a result of the sale, for the six months ended June 30, 2023, the Company received proceeds of $11.9 million, including $9.0 million of cash and common stock of the acquiror. During the three months ended June 30, 2023, the Company sold another investment in an equity security and received proceeds of $0.9 million in cash, which approximated its carrying value. The sales resulted in a net realized gain of $6.9 million for the six months ended June 30, 2023, which is included in investment and other income, net, on the Unaudited Condensed Consolidated Statements of Operations within Corporate.

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

Disaggregation of Revenue

The following table disaggregates revenue between tech-enabled services, software solutions and print and distribution by reportable segment:

	Three Months Ended June 30,
	2023				2022
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$47.7	$—	$47.7	$—	$46.3	$—	$46.3
Capital Markets - Compliance and Communications Management	84.0	—	38.9	122.9	110.9	—	39.1	150.0
Investment Companies - Software Solutions	—	28.0	—	28.0	—	25.3	—	25.3
Investment Companies - Compliance and Communications Management	20.5	—	23.0	43.5	22.4	—	22.2	44.6
Total net sales	$104.5	$75.7	$61.9	$242.1	$133.3	$71.6	$61.3	$266.2

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Six Months Ended June 30,
	2023				2022
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$91.4	$—	$91.4	$—	$91.0	$—	$91.0
Capital Markets - Compliance and Communications Management	144.7	—	72.3	217.0	182.0	—	71.6	253.6
Investment Companies - Software Solutions	—	54.4	—	54.4	—	50.4	—	50.4
Investment Companies - Compliance and Communications Management	38.2	—	39.7	77.9	43.0	—	39.2	82.2
Total net sales	$182.9	$145.8	$112.0	$440.7	$225.0	$141.4	$110.8	$477.2

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

Contract assets were $22.1 million and $20.1 million at June 30, 2023 and December 31, 2022, respectively. Generally, the contract assets balance is impacted by the recognition of additional revenue, amounts invoiced to customers and changes in the level of constraint applied to variable consideration. Amounts recognized as revenue exceeded the estimates for performance obligations satisfied in previous periods by approximately $8.7 million and $8.8 million for the three months ended June 30, 2023 and 2022, respectively, and $16.4 million and $7.2 million for the six months ended June 30, 2023 and 2022, respectively, primarily due to changes in the Company’s estimate of variable consideration and the application of the constraint.

Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price and management’s assessment of realizable selling price. Unbilled receivables were $59.8 million and $33.2 million at June 30, 2023 and December 31, 2022, respectively. Unbilled receivables and contract assets are included in receivables, less allowances for expected losses on the Unaudited Condensed Consolidated Balance Sheets.

Most of the Company's contracts with significant remaining performance obligations have an initial expected duration of one year or less. As of June 30, 2023, the future estimated revenue related to unsatisfied or partially satisfied performance obligations under contracts with an original contractual term in excess of one year was approximately $119.9 million, of which approximately 48% is expected to be recognized as revenue over the succeeding twelve months, and the remainder recognized thereafter.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Contract liabilities consist of deferred revenue and progress billings, which are included in accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. The Company recognized $14.0 million and $10.0 million of revenue during the three months ended June 30, 2023 and 2022, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. The Company recognized $31.7 million and $26.1 million of revenue during the six months ended June 30, 2023 and 2022, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. Changes in contract liabilities were as follows:

Balance at January 1, 2023	$46.1
Deferral of revenue	79.2
Revenue recognized	(71.7)
Balance at June 30, 2023	$53.6

Balance at January 1, 2022	$36.0
Deferral of revenue	78.8
Revenue recognized	(65.9)
Balance at June 30, 2022	$48.9

Note 3. Goodwill and Other Intangible Assets, net

Goodwill—The goodwill balances by reportable segment were as follows:

	Gross book value at December 31, 2022	Accumulated impairment charges at December 31, 2022	Net book value at December 31, 2022	Foreign exchange and other adjustments	Net book value at June 30, 2023
Capital Markets - Software Solutions	$100.1	$—	$100.1	$—	$100.1
Capital Markets - Compliance and Communications Management	252.7	—	252.7	0.1	252.8
Investment Companies - Software Solutions	53.0	—	53.0	0.1	53.1
Investment Companies - Compliance and Communications Management	40.6	(40.6)	—	—	—
Total	$446.4	$(40.6)	$405.8	$0.2	$406.0

Other Intangible Assets, net—The components of other intangible assets at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$10.4	$(3.9)	$6.5	$10.4	$(2.8)	$7.6
Trade name	1.0	(0.9)	0.1	1.0	(0.8)	0.2
Total other intangible assets	$11.4	$(4.8)	$6.6	$11.4	$(3.6)	$7.8

Prior to the second quarter of 2023, the customer relationships intangible asset was amortized over a useful life of 15 years. During the second quarter of 2023, the Company revised its estimate of the remaining useful life of its customer relationships intangible asset from eleven years to two years.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Amortization expense for other intangible assets was $1.0 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $1.2 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively. The weighted-average remaining useful life for the unamortized intangible assets as of June 30, 2023 is approximately two years. The following table outlines the estimated annual amortization expense related to other intangible assets:

For the year ending December 31,	Amount
2023 (excluding the six months ended June 30, 2023)	$2.0
2024	3.7
2025	0.9
Total	$6.6

Note 4. Leases

The Company has operating leases for certain service centers, office space, warehouses and equipment. The Company made payments of $4.4 million and $5.2 million for the three months ended June 30, 2023 and 2022, respectively, and $8.9 million and $10.7 million for the six months ended June 30, 2023 and 2022, respectively, related to its operating lease liabilities.

The Company has finance leases primarily related to certain IT equipment. The Company made payments of $0.6 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $1.2 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively, related to its finance lease liabilities.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense:
Operating lease expense	$3.3	$4.3	$7.2	$8.8
Sublease income	(1.0)	(1.0)	(2.1)	(2.1)
Net operating lease expense	$2.3	$3.3	$5.1	$6.7

Finance lease expense:
Amortization of ROU assets	$0.6	$0.5	$1.2	$0.9
Interest on lease liabilities	—	—	0.1	0.1
Total finance lease expense	$0.6	$0.5	$1.3	$1.0

The Company’s finance leases are presented on the Company’s Unaudited Condensed Consolidated Balance Sheets as follows:

	June 30, 2023	December 31, 2022
Property, plant and equipment, net	$8.3	$7.1

Accrued liabilities	$2.5	$2.0
Other noncurrent liabilities	5.9	5.1
Total	$8.4	$7.1

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Other information related to finance leases for the six months ended June 30, 2023 and 2022 and as of June 30, 2023 and December 31, 2022 was as follows:

	Six Months Ended June 30,
	2023	2022
Non-cash disclosure:
Increase in finance lease liabilities due to new ROU assets	$2.5	$0.9

	June 30, 2023	December 31, 2022
Finance lease weighted averages:
Remaining lease term	3.4 years	3.4 years
Discount rate	3.4%	2.5%

Note 5. Restructuring, Impairment and Other Charges, net

Restructuring, Impairment and Other Charges, net recognized in Results of Operations

The Company records restructuring charges associated with management-approved restructuring plans, which could include the elimination of job functions, closure or relocation of facilities, reorganization of operations, changes in management structure, workforce reductions or other actions. Restructuring charges may include ongoing and enhanced termination benefits related to employee separations, contract termination costs and other related costs associated with exit or disposal activities. Restructuring charges for employee terminations include management's estimate as to the timing and amount of severance and actual results could differ from estimates.

For the three months ended June 30, 2023 and 2022, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Other Charges	Total
Three Months Ended June 30, 2023
Capital Markets - Software Solutions	$1.0	$—	$1.0
Capital Markets - Compliance and Communications Management	(4.0)	—	(4.0)
Investment Companies - Software Solutions	0.7	—	0.7
Investment Companies - Compliance and Communications Management	(0.2)	—	(0.2)
Corporate	0.2	0.1	0.3
Total	$(2.3)	$0.1	$(2.2)

	Employee Terminations	Other Restructuring Charges	Total
Three Months Ended June 30, 2022
Capital Markets - Software Solutions	$0.2	$—	$0.2
Investment Companies - Compliance and Communications Management	(0.3)	0.1	(0.2)
Corporate	0.2	—	0.2
Total	$0.1	$0.1	$0.2

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the six months ended June 30, 2023 and 2022, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Other Charges	Total
Six Months Ended June 30, 2023
Capital Markets - Software Solutions	$3.0	$—	$3.0
Capital Markets - Compliance and Communications Management	4.2	0.1	4.3
Investment Companies - Software Solutions	0.6	—	0.6
Corporate	0.7	0.1	0.8
Total	$8.5	$0.2	$8.7

	Employee Terminations	Other Restructuring Charges	Other Charges	Total
Six Months Ended June 30, 2022
Capital Markets - Software Solutions	$1.0	$—	$—	$1.0
Capital Markets - Compliance and Communications Management	0.3	—	0.1	0.4
Investment Companies - Software Solutions	0.1	—	—	0.1
Investment Companies - Compliance and Communications Management	0.1	0.1	—	0.2
Corporate	0.2	—	0.1	0.3
Total	$1.7	$0.1	$0.2	$2.0

For the three months ended June 30, 2023, the Company recorded a net credit for restructuring charges of $2.2 million, which includes a reversal in estimated severance for certain previously accrued employee termination costs as a result of voluntary resignations and differences in estimated and actual severance costs. For the six months ended June 30, 2023, the Company recorded restructuring charges of $8.5 million related to employee termination costs for approximately 150 employees. Substantially all employees will be terminated by December 31, 2023.The restructuring actions were primarily related to reorganization of certain capital markets operations.

For the six months ended June 30, 2022, the Company recorded net restructuring charges of $1.7 million related to employee termination costs for approximately 70 employees, substantially all of whom were terminated as of December 31, 2022. The restructuring actions were primarily related to the reorganization of certain capital markets operations and the relocation of a digital print facility.

Restructuring Reserve – Employee Terminations

The Company’s employee terminations liability is included in accrued liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. Changes in the accrual for employee terminations during the six months ended June 30, 2023 were as follows:

Employee Terminations
Balance at December 31, 2022	$5.1
Restructuring charges, net	8.6
Non-cash items	(0.1)
Cash paid	(7.4)
Balance at June 30, 2023	$6.2

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 6. Retirement Plans

The components of estimated net pension plan income for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest cost	$2.9	$1.9	$5.8	$3.7
Expected return on assets	(3.3)	(3.0)	(6.6)	(5.8)
Amortization, net	0.3	0.8	0.5	1.6
Net pension plan income	$(0.1)	$(0.3)	$(0.3)	$(0.5)

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

Note 8. Debt

The Company’s debt as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Term Loan A Facility	$125.0	$125.0
Borrowings under the Revolving Facility	95.5	45.0
Unamortized debt issuance costs	(0.7)	(0.8)
Total long-term debt	$219.8	$169.2

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

On May 11, 2023, the Company entered into the first amendment to the Amended and Restated Credit Agreement to change the reference rate from LIBOR, which ceased being published on June 30, 2023, to the Secured Overnight Financing Rate (“SOFR”) for both the Term Loan A Facility and the Revolving Facility. The SOFR interest rate was effective for the Revolving Facility and the Term Loan A on May 30, 2023 and June 12, 2023, respectively. No other significant terms of the Amended and Restated Credit Agreement were amended. The Amended and Restated Credit Agreement contains a number of covenants, including a minimum Interest Coverage Ratio and the Consolidated Net Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $20.0 million in the aggregate.

Term Loan A Facility—The unpaid principal amount of the Term Loan A Facility is due and payable in full on May 27, 2026. Voluntary prepayments of the Term Loan A Facility are permitted at any time without premium or penalty. The weighted-average interest rate on borrowings under the Term Loan A Facility was 6.5% and 2.6% for the six months ended June 30, 2023 and 2022, respectively. The fair value of the Term Loan A Facility was $121.4 million and $121.6 million as of June 30, 2023 and December 31, 2022, respectively, and was determined to be Level 2 under the fair value hierarchy.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Revolving Facility—As of June 30, 2023 and December 31, 2022, there were $95.5 million and $45.0 million, respectively, of borrowings outstanding under the Revolving Facility. The weighted average interest rate on borrowings under the Revolving Facility was 7.1% and 3.1% for the six months ended June 30, 2023 and 2022, respectively. The fair value of the Company's borrowings under the Revolving Facility is classified as Level 2 under the fair value hierarchy and approximated its carrying value as of June 30, 2023 and December 31, 2022, as the Revolving Facility carries a variable rate of interest reflecting current market rates.

The following table summarizes interest expense, net included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest incurred	$5.0	$2.3	$9.0	$3.9
Less: Interest income	(0.4)	(0.2)	(0.9)	(0.3)
Interest expense, net	$4.6	$2.1	$8.1	$3.6

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

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net earnings per share:
Basic	$1.28	$1.46	$1.83	$2.25
Diluted	$1.24	$1.42	$1.76	$2.17
Numerator:
Net earnings	$37.7	$46.0	$53.5	$72.4
Denominator:
Basic weighted average number of common shares outstanding	29.5	31.5	29.3	32.2
Dilutive awards	0.9	0.9	1.1	1.2
Diluted weighted average number of common shares outstanding	30.4	32.4	30.4	33.4

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

For the three and six months ended June 30, 2023, the Company repurchased 42,987 shares for $1.9 million at an average price of $43.59 per share and 76,555 shares for $3.2 million at an average price of $41.50 per share, respectively. As of June 30, 2023, the remaining authorized amount was $121.1 million. For the three and six months ended June 30, 2022, the Company repurchased 2,180,796 shares for $64.4 million at an average price of $29.54 per share and 3,408,099 shares for $106.5 million at an average price of $31.24 per share, respectively.

Note 11. Comprehensive Income

The components of other comprehensive income and income tax expense allocated to each component for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$0.8	$—	$0.8	$1.0	$—	$1.0
Adjustment for net periodic pension and other postretirement benefits plans	0.3	—	0.3	0.5	0.1	0.4
Other comprehensive income	$1.1	$—	$1.1	$1.5	$0.1	$1.4

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$(0.6)	$(0.1)	$(0.5)	$(0.5)	$(0.1)	$(0.4)
Adjustment for net periodic pension and other postretirement benefits plans	0.9	0.2	0.7	1.7	0.4	1.3
Other comprehensive income	$0.3	$0.1	$0.2	$1.2	$0.3	$0.9

The following table summarizes changes in accumulated other comprehensive loss by component for the six months ended June 30, 2023:

	Pension and Other Postretirement Benefits Plans Cost	Translation Adjustments	Total
Balance at December 31, 2022	$(67.9)	$(15.3)	$(83.2)
Other comprehensive income before reclassifications	—	1.0	1.0
Amounts reclassified from accumulated other comprehensive loss	0.4	—	0.4
Net change in accumulated other comprehensive loss	0.4	1.0	1.4
Balance at June 30, 2023	$(67.5)	$(14.3)	$(81.8)

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following table summarizes changes in accumulated other comprehensive loss by component for the six months ended June 30, 2022:

	Pension and Other Postretirement Benefits Plans Cost	Translation Adjustments	Total
Balance at December 31, 2021	$(64.4)	$(13.9)	$(78.3)
Other comprehensive loss before reclassifications	—	(0.4)	(0.4)
Amounts reclassified from accumulated other comprehensive loss	1.3	—	1.3
Net change in accumulated other comprehensive loss	1.3	(0.4)	0.9
Balance at June 30, 2022	$(63.1)	$(14.3)	$(77.4)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of pension and other postretirement benefits plans cost:
Net actuarial loss (a)	$0.3	$0.8	$0.5	$1.6
Reclassifications before tax	0.3	0.8	0.5	1.6
Income tax expense	—	0.1	0.1	0.3
Reclassifications, net of tax	$0.3	$0.7	$0.4	$1.3

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

	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three Months Ended June 30, 2023
Capital Markets - Software Solutions	$47.7	$4.4	$7.9	$6.3
Capital Markets - Compliance and Communications Management	122.9	47.0	1.9	1.9
Investment Companies - Software Solutions	28.0	6.7	3.4	3.8
Investment Companies - Compliance and Communications Management	43.5	16.1	1.2	0.7
Total operating segments	242.1	74.2	14.4	12.7
Corporate	—	(18.6)	—	0.5
Total	$242.1	$55.6	$14.4	$13.2

Three Months Ended June 30, 2022
Capital Markets - Software Solutions	$46.3	$3.1	$5.6	$7.5
Capital Markets - Compliance and Communications Management	150.0	60.5	1.7	2.0
Investment Companies - Software Solutions	25.3	5.9	2.8	4.2
Investment Companies - Compliance and Communications Management	44.6	13.7	1.1	0.7
Total operating segments	266.2	83.2	11.2	14.4
Corporate	—	(17.3)	—	0.5
Total	$266.2	$65.9	$11.2	$14.9

	Net Sales	Income (Loss) from Operations	Assets(a)	Depreciation and Amortization	Capital Expenditures
Six Months Ended June 30, 2023
Capital Markets - Software Solutions	$91.4	$3.8	$197.9	$14.1	$11.8
Capital Markets - Compliance and Communications Management	217.0	63.6	441.4	3.7	3.0
Investment Companies - Software Solutions	54.4	11.7	101.5	6.7	7.3
Investment Companies - Compliance and Communications Management	77.9	24.2	49.8	2.3	1.0
Total operating segments	440.7	103.3	790.6	26.8	23.1
Corporate	—	(32.9)	111.6	—	0.7
Total	$440.7	$70.4	$902.2	$26.8	$23.8

Six Months Ended June 30, 2022
Capital Markets - Software Solutions	$91.0	$7.4	$196.8	$10.7	$12.8
Capital Markets - Compliance and Communications Management	253.6	89.4	475.9	3.2	2.7
Investment Companies - Software Solutions	50.4	12.1	97.3	5.7	7.2
Investment Companies - Compliance and Communications Management	82.2	21.8	58.3	2.2	1.3
Total operating segments	477.2	130.7	828.3	21.8	24.0
Corporate	—	(29.5)	96.9	0.1	0.8
Total	$477.2	$101.2	$925.2	$21.9	$24.8

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

Executive Overview

Second Quarter Overview

Net sales for three months ended June 30, 2023 decreased by $24.1 million, or 9.1%, to $242.1 million from $266.2 million for the three months ended June 30, 2022, including a $1.6 million, or 0.6%, decrease due to the disposition of the EdgarOnline ("EOL") business and a $0.6 million, or 0.2%, decrease due to changes in foreign currency exchange rates. Net sales decreased primarily due to lower capital markets transactional volumes, partially offset by higher software solutions pricing and volumes.

Income from operations for the three months ended June 30, 2023 decreased by $10.3 million, or 15.6%, to $55.6 million from $65.9 million for the three months ended June 30, 2022, primarily due to lower sales volumes, an unfavorable sales mix, higher depreciation and amortization expense and higher bad debt expense, partially offset by cost control initiatives, lower incentive compensation expense and lower selling expense as a result of the decrease in sales volumes.

Year-to-Date Overview

Net sales for the six months ended June 30, 2023 decreased by $36.5 million, or 7.6%, to $440.7 million from $477.2 million for the six months ended June 30, 2022, including a $3.2 million, or 0.7%, decrease due to the disposition of the EOL business and a $2.1 million, or 0.4%, decrease due to changes in foreign currency exchange rates. Net sales decreased primarily due to lower capital markets transactional volumes, partially offset higher software solutions pricing and volumes.

Income from operations for the six months ended June 30, 2023 decreased by $30.8 million, or 30.4%, to $70.4 million from $101.2 million for the six months ended June 30, 2022, primarily due to lower sales volumes, an unfavorable sales mix, higher restructuring, impairment and other charges, net and higher depreciation and amortization expense, partially offset by cost control initiatives, lower selling expense as a result of the decrease in sales volumes and lower incentive compensation expense.

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

Results of Operations for the Three and Six Months Ended June 30, 2023 as Compared to the Three and Six Months Ended June 30, 2022

The following table shows the results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Net sales
Tech-enabled services	$104.5	$133.3	$(28.8)	(21.6%)	$182.9	$225.0	$(42.1)	(18.7%)
Software solutions	75.7	71.6	4.1	5.7%	145.8	141.4	4.4	3.1%
Print and distribution	61.9	61.3	0.6	1.0%	112.0	110.8	1.2	1.1%
Total net sales	242.1	266.2	(24.1)	(9.1%)	440.7	477.2	(36.5)	(7.6%)
Cost of sales (a)
Tech-enabled services	37.0	40.2	(3.2)	(8.0%)	70.3	77.9	(7.6)	(9.8%)
Software solutions	26.9	28.6	(1.7)	(5.9%)	55.3	56.1	(0.8)	(1.4%)
Print and distribution	34.3	42.9	(8.6)	(20.0%)	62.9	76.6	(13.7)	(17.9%)
Total cost of sales	98.2	111.7	(13.5)	(12.1%)	188.5	210.6	(22.1)	(10.5%)
Selling, general and administrative expenses (a)	76.2	77.4	(1.2)	(1.6%)	146.7	141.7	5.0	3.5%
Depreciation and amortization	14.4	11.2	3.2	28.6%	26.8	21.9	4.9	22.4%
Restructuring, impairment and other charges, net	(2.2)	0.2	(2.4)	nm	8.7	2.0	6.7	nm
Other operating income, net	(0.1)	(0.2)	0.1	(50.0%)	(0.4)	(0.2)	(0.2)	100.0%
Income from operations	55.6	65.9	(10.3)	(15.6%)	70.4	101.2	(30.8)	(30.4%)
Interest expense, net	4.6	2.1	2.5	nm	8.1	3.6	4.5	nm
Investment and other income, net	(0.3)	(0.3)	—	—	(7.2)	(0.5)	(6.7)	nm
Earnings before income taxes	51.3	64.1	(12.8)	(20.0%)	69.5	98.1	(28.6)	(29.2%)
Income tax expense	13.6	18.1	(4.5)	(24.9%)	16.0	25.7	(9.7)	(37.7%)
Net earnings	$37.7	$46.0	$(8.3)	(18.0%)	$53.5	$72.4	$(18.9)	(26.1%)

(a)
Exclusive of depreciation and amortization

nm – Not meaningful

Consolidated

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

Net sales of tech-enabled services of $104.5 million for the three months ended June 30, 2023 decreased $28.8 million, or 21.6%, as compared to the three months ended June 30, 2022. Net sales of tech-enabled services decreased primarily due to lower capital markets transactional volumes and lower investment companies compliance volumes.

Net sales of software solutions of $75.7 million for the three months ended June 30, 2023 increased $4.1 million, or 5.7%, as compared to the three months ended June 30, 2022. Net sales of software solutions increased primarily due to Venue and ActiveDisclosure price increases and higher ArcRegulatory volumes, partially offset by the disposition of the EOL business in the fourth quarter of 2022.

Net sales of print and distribution of $61.9 million for the three months ended June 30, 2023 increased $0.6 million, or 1.0%, as compared to the three months ended June 30, 2022. Net sales of print and distribution increased primarily due to higher investment companies compliance volumes.

Tech-enabled services cost of sales of $37.0 million for the three months ended June 30, 2023 decreased $3.2 million, or 8.0%, as compared to the three months ended June 30, 2022. Tech-enabled services cost of sales decreased primarily due to lower sales volumes, cost control initiatives and lower incentive compensation expense, partially offset by an unfavorable sales mix. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales increased 5.2%, primarily driven by an unfavorable sales mix, partially offset by cost control initiatives and lower incentive compensation expense.

Software solutions cost of sales of $26.9 million for the three months ended June 30, 2023 decreased $1.7 million, or 5.9%, as compared to the three months ended June 30, 2022. Software solutions cost of sales decreased primarily due to cost control initiatives and lower incentive compensation expense, partially offset by higher product development costs. As a percentage of software solutions net sales, software solutions cost of sales decreased 4.4%, primarily driven by price increases, cost control initiatives and lower incentive compensation expense, partially offset by higher product development costs.

Print and distribution cost of sales of $34.3 million for the three months ended June 30, 2023 decreased $8.6 million, or 20.0%, as compared to the three months ended June 30, 2022. Print and distribution cost of sales decreased primarily due to cost control initiatives. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 14.6%, primarily driven by cost control initiatives.

SG&A expenses of $76.2 million for the three months ended June 30, 2023 decreased $1.2 million, or 1.6%, as compared to the three months ended June 30, 2022. SG&A expenses decreased primarily due to cost control initiatives, lower incentive compensation expense and lower selling expense as a result of the decrease in sales volumes, partially offset by higher bad debt expense. As a percentage of net sales, SG&A expenses increased to 31.5% for the three months ended June 30, 2023 from 29.1% for the three months ended June 30, 2022, primarily driven by lower sales volume and higher bad debt expense, partially offset by cost control initiatives, lower incentive compensation expense and lower selling expense.

Depreciation and amortization of $14.4 million for the three months ended June 30, 2023 increased $3.2 million, or 28.6%, as compared to the three months ended June 30, 2022. Depreciation and amortization increased primarily due to higher software amortization expense.

Restructuring, impairment and other charges, net, which was a credit of $2.2 million for the three months ended June 30, 2023, decreased $2.4 million as compared to the three months ended June 30, 2022. In 2023, the credit includes a reversal in estimated severance for certain previously accrued employee termination costs as a result of voluntary resignations and differences in estimated and actual severance costs.

Income from operations of $55.6 million for the three months ended June 30, 2023 decreased $10.3 million, or 15.6%, as compared to the three months ended June 30, 2022. Income from operations decreased primarily due to lower sales volumes, an unfavorable sales mix, higher depreciation and amortization expense and higher bad debt expense, partially offset by cost control initiatives, lower incentive compensation expense and lower selling expense as a result of the decrease in sales volumes.

Interest expense, net of $4.6 million for the three months ended June 30, 2023 increased $2.5 million as compared to the three months ended June 30, 2022. Interest expense, net increased primarily due to a higher average Revolving Facility (as defined below) balance during the three months ended June 30, 2023 and a higher variable interest rate on the Company's outstanding debt facilities.

Investment and other income, net of $0.3 million for the three months ended June 30, 2023 was flat as compared to the three months ended June 30, 2022.

The effective income tax rate was 26.5% for the three months ended June 30, 2023 as compared to 28.2% for the three months ended June 30, 2022. The decrease in the effective income tax rate was primarily driven by a decrease in valuation allowances, the net favorable impact of discrete adjustments and lower pre-tax earnings.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

Net sales of tech-enabled services of $182.9 million for the six months ended June 30, 2023 decreased $42.1 million, or 18.7%, as compared to the six months ended June 30, 2022. Net sales of tech-enabled services decreased primarily due to lower capital markets transactional volumes and lower investment companies compliance volumes.

Net sales of software solutions of $145.8 million for the six months ended June 30, 2023 increased $4.4 million, or 3.1%, as compared to the six months ended June 30, 2022. Net sales of software solutions increased primarily due to ActiveDisclosure and Venue price increases and higher ArcPro and ArcRegulatory volumes, partially offset by the disposition of the EOL business in the fourth quarter of 2022.

Net sales of print and distribution of $112.0 million for the six months ended June 30, 2023 increased $1.2 million, or 1.1%, as compared to the six months ended June 30, 2022. Net sales of print and distribution increased primarily due to higher capital markets compliance volumes.

Tech-enabled services cost of sales of $70.3 million for the six months ended June 30, 2023 decreased $7.6 million, or 9.8%, as compared to the six months ended June 30, 2022. Tech-enabled services cost of sales decreased primarily due to lower sales volumes, cost control initiatives and lower incentive compensation expense, partially offset by an unfavorable sales mix. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales increased 3.8%, primarily driven by an unfavorable sales mix, partially offset by cost control initiatives and lower incentive compensation expense.

Software solutions cost of sales of $55.3 million for the six months ended June 30, 2023 decreased $0.8 million, or 1.4%, as compared to the six months ended June 30, 2022. Software solutions cost of sales decreased primarily due to cost control initiatives and lower incentive compensation expense, partially offset by higher product development costs. As a percentage of software solutions net sales, software solutions cost of sales decreased 1.8%, primarily driven by price increases, cost control initiatives and lower incentive compensation expense, partially offset by higher product development costs.

Print and distribution cost of sales of $62.9 million for the six months ended June 30, 2023 decreased $13.7 million, or 17.9%, as compared to the six months ended June 30, 2022. Print and distribution cost of sales decreased primarily due to cost control initiatives. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 12.9%, primarily driven by cost control initiatives.

SG&A expenses of $146.7 million for the six months ended June 30, 2023 increased $5.0 million, or 3.5%, as compared to the six months ended June 30, 2022. SG&A expenses increased primarily due to higher bad debt expense, a higher allocation of technology-related expense, higher employee-related expenses driven by additional headcount in areas that support the Company's transformation initiatives and higher share-based compensation expense, partially offset by cost control initiatives, lower selling expense as a result of the decrease in sales volumes and lower incentive compensation expense. As a percentage of net sales, SG&A expenses increased to 33.3% for the six months ended June 30, 2023 from 29.7% for the six months ended June 30, 2022, primarily due to higher bad debt expense, higher healthcare expenses and higher share-based compensation expense, partially offset by cost control initiatives and lower selling expense.

Depreciation and amortization of $26.8 million for the six months ended June 30, 2023 increased $4.9 million, or 22.4%, as compared to the six months ended June 30, 2022, primarily due to higher software amortization expense.

Restructuring, impairment and other charges, net of $8.7 million for the six months ended June 30, 2023 increased $6.7 million as compared to the six months ended June 30, 2022. In 2023, these charges included $8.5 million of employee termination costs for approximately 150 employees. In 2022, these charges included $1.7 million of employee termination costs for approximately 70 employees.

Income from operations of $70.4 million for the six months ended June 30, 2023 decreased $30.8 million, or 30.4%, as compared to the six months ended June 30, 2022. Income from operations decreased primarily due to lower sales volumes, an unfavorable sales mix, higher restructuring, impairment and other charges, net and higher depreciation and amortization expense, partially offset by cost control initiatives, lower selling expense as a result of the decrease in sales volumes and lower incentive compensation expense.

Interest expense, net of $8.1 million for the six months ended June 30, 2023 increased $4.5 million as compared to the six months ended June 30, 2022. Interest expense, net increased primarily due to a higher average Revolving Facility (as defined below) balance during the six months ended June 30, 2023 and a higher variable interest rate on the Company's outstanding debt facilities.

Investment and other income, net of $7.2 million for the six months ended June 30, 2023 increased $6.7 million as compared to the six months ended June 30, 2022. Investment and other income, net increased primarily due to realized gains on the sales of investments in equity securities.

The effective income tax rate was 23.0% for the six months ended June 30, 2023, as compared to 26.2% for the six months ended June 30, 2022. The decrease in the effective income tax rate was primarily driven by the net favorable impact of discrete adjustments and lower pre-tax earnings.

Information by Segment

The following tables summarize net sales, income from operations, operating margin and certain items impacting comparability within each of the operating segments and Corporate.

Capital Markets – Software Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Net sales	$47.7	$46.3	$1.4	3.0%	$91.4	$91.0	$0.4	0.4%
Income from operations	4.4	3.1	1.3	41.9%	3.8	7.4	(3.6)	(48.6%)
Operating margin	9.2%	6.7%			4.2%	8.1%
Items impacting comparability
Restructuring, impairment and other charges, net	1.0	0.2	0.8	nm	3.0	1.0	2.0	nm
Non-income tax, net	(0.1)	(0.1)	—	—	(0.3)	(0.3)	—	—

nm – Not meaningful

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

Net sales of $47.7 million for the three months ended June 30, 2023 increased $1.4 million, or 3.0%, as compared to the three months ended June 30, 2022. Net sales increased primarily due to Venue and ActiveDisclosure price increases, partially offset by a $1.6 million decrease due to the disposition of the EOL business in the fourth quarter of 2022.

Income from operations of $4.4 million for the three months ended June 30, 2023 increased $1.3 million, or 41.9%, as compared to the three months ended June 30, 2022, primarily due to price increases, cost control initiatives and lower incentive compensation expense, partially offset by an increase in depreciation and amortization expense and higher restructuring, impairment, and other charges, net.

Operating margin increased from 6.7% for the three months ended June 30, 2022 to 9.2% for the three months ended June 30, 2023, primarily due to price increases, cost control initiatives and lower incentive compensation expense, partially offset by an increase in depreciation and amortization expense and higher restructuring, impairment, and other charges, net, which had a negative impact on operating margin of 1.7%.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

Net sales of $91.4 million for the six months ended June 30, 2023 increased $0.4 million, or 0.4%, as compared to the six months ended June 30, 2022. Net sales increased primarily due to ActiveDisclosure and Venue price increases, partially offset by a $3.2 million decrease due to the disposition of the EOL business in the fourth quarter of 2022.

Income from operations of $3.8 million for the six months ended June 30, 2023 decreased $3.6 million, or 48.6%, as compared to the six months ended June 30, 2022, primarily due to an increase in depreciation and amortization expense, higher restructuring, impairment, and other charges, net and a higher allocation of overhead costs, partially offset by price increases and cost control initiatives.

Operating margin decreased from 8.1% for the six months ended June 30, 2022 to 4.2% for the six months ended June 30, 2023, primarily due to an increase in depreciation and amortization expense, higher restructuring, impairment, and other charges, net, which had a negative impact on operating margin of 2.2%, and a higher allocation of overhead costs, partially offset by price increases and cost control initiatives.

Capital Markets – Compliance and Communications Management

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Net sales	$122.9	$150.0	$(27.1)	(18.1%)	$217.0	$253.6	$(36.6)	(14.4%)
Income from operations	47.0	60.5	(13.5)	(22.3%)	63.6	89.4	(25.8)	(28.9%)
Operating margin	38.2%	40.3%			29.3%	35.3%
Items impacting comparability
Restructuring, impairment and other charges, net	(4.0)	—	(4.0)	nm	4.3	0.4	3.9	nm
Accelerated rent expense	0.1	—	0.1	nm	0.6	—	0.6	nm
Gain on sale of long-lived assets	(0.1)	(0.2)	0.1	(50.0%)	(0.4)	(0.2)	(0.2)	100.0%
COVID-19 related recoveries	—	(0.2)	0.2	(100.0%)	—	(0.2)	0.2	(100.0%)
Non-income tax, net	—	—	—	—	—	(0.1)	0.1	(100.0%)

nm – Not meaningful

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

Net sales of $122.9 million for the three months ended June 30, 2023 decreased $27.1 million, or 18.1%, as compared to the three months ended June 30, 2022. Net sales decreased primarily due to lower transactional volumes.

Income from operations of $47.0 million for the three months ended June 30, 2023 decreased $13.5 million, or 22.3%, as compared to the three months ended June 30, 2022, primarily due to lower transactional volumes, an unfavorable sales mix and higher bad debt expense, partially offset by cost control initiatives, lower restructuring, impairment and other charges, net, lower selling expense as a result of the decrease in sales volumes and lower incentive compensation expense.

Operating margin decreased from 40.3% for the three months ended June 30, 2022 to 38.2% for the three months ended June 30, 2023, primarily due to an unfavorable sales mix and higher bad debt expense, partially offset by cost control initiatives, lower restructuring, impairment and other charges, net, which had a positive impact on operating margin of 3.3%, lower selling expense and lower incentive compensation expense.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

Net sales of $217.0 million for the six months ended June 30, 2023 decreased $36.6 million, or 14.4%, as compared to the six months ended June 30, 2022. Net sales decreased primarily due to lower transactional volumes, partially offset by compliance price increases.

Income from operations of $63.6 million for the six months ended June 30, 2023 decreased $25.8 million, or 28.9%, as compared to the six months ended June 30, 2022, primarily due to lower transactional sales volumes, an unfavorable sales mix, higher restructuring, impairment, and other charges, net and higher bad debt expense, partially offset by cost control initiatives, lower selling expense as a result of the decrease in sales volumes and lower incentive compensation expense.

Operating margin decreased from 35.3% for the six months ended June 30, 2022 to 29.3% for the six months ended June 30, 2023, primarily due to an unfavorable sales mix, higher restructuring, impairment, and other charges, net, which had a negative impact on operating margin of 1.8%, and higher bad debt expense, partially offset by cost control initiatives, lower selling expense and lower incentive compensation expense.

Investment Companies – Software Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Net sales	$28.0	$25.3	$2.7	10.7%	$54.4	$50.4	$4.0	7.9%
Income from operations	6.7	5.9	0.8	13.6%	11.7	12.1	(0.4)	(3.3%)
Operating margin	23.9%	23.3%			21.5%	24.0%
Items impacting comparability
Restructuring, impairment and other charges, net	0.7	—	0.7	nm	0.6	0.1	0.5	nm
Non-income tax, net	(0.1)	(0.1)	—	—	(0.1)	(0.1)	—	—

nm – Not meaningful

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

Net sales of $28.0 million for the three months ended June 30, 2023 increased $2.7 million, or 10.7%, as compared to the three months ended June 30, 2022. Net sales increased primarily due to higher ArcRegulatory volumes.

Income from operations of $6.7 million for the three months ended June 30, 2023 increased $0.8 million, or 13.6%, as compared to the three months ended June 30, 2022, primarily due to higher sales volumes, partially offset by higher restructuring, impairment, and other charges, net.

Operating margin increased from 23.3% for the three months ended June 30, 2022 to 23.9% for the three months ended June 30, 2023, primarily due to higher sales volumes, partially offset by higher restructuring, impairment, and other charges, net, which had a negative impact on operating margin of 2.5%.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

Net sales of $54.4 million for the six months ended June 30, 2023 increased $4.0 million, or 7.9%, as compared to the six months ended June 30, 2022. Net sales increased primarily due to higher ArcPro and ArcRegulatory volumes.

Income from operations of $11.7 million for the six months ended June 30, 2023 decreased $0.4 million, or 3.3%, as compared to the six months ended June 30, 2022, primarily due to higher product development costs and a higher allocation of overhead costs, partially offset by higher sales volumes and cost control initiatives.

Operating margin decreased from 24.0% for the six months ended June 30, 2022 to 21.5% for the six months ended June 30, 2023, primarily due to higher product development costs and a higher allocation of overhead costs, partially offset by cost control initiatives.

Investment Companies – Compliance and Communications Management

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Net sales	$43.5	$44.6	$(1.1)	(2.5%)	$77.9	$82.2	$(4.3)	(5.2%)
Income from operations	16.1	13.7	2.4	17.5%	24.2	21.8	2.4	11.0%
Operating margin	37.0%	30.7%			31.1%	26.5%
Items impacting comparability
Restructuring, impairment and other charges, net	(0.2)	(0.2)	—	—	—	0.2	(0.2)	(100.0%)

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

Net sales of $43.5 million for the three months ended June 30, 2023 decreased $1.1 million, or 2.5%, as compared to the three months ended June 30, 2022. Net sales decreased primarily due to lower compliance volumes.

Income from operations of $16.1 million for the three months ended June 30, 2023 increased $2.4 million, or 17.5%, as compared to the three months ended June 30, 2022, primarily due to a favorable sales mix, partially offset by lower sales volumes and a higher allocation of overhead costs.

Operating margin increased from 30.7% for the three months ended June 30, 2022 to 37.0% for the three months ended June 30, 2023, primarily due to a favorable sales mix, partially offset by a higher allocation of overhead costs.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

Net sales of $77.9 million for the six months ended June 30, 2023 decreased $4.3 million, or 5.2%, as compared to the six months ended June 30, 2022. Net sales decreased primarily due to lower compliance volumes.

Income from operations of $24.2 million for the six months ended June 30, 2023 increased $2.4 million, or 11.0%, compared to the six months ended June 30, 2022, primarily due to a favorable sales mix and cost control initiatives, partially offset by lower sales volumes and a higher allocation of overhead costs.

Operating margin increased from 26.5% for the six months ended June 30, 2022 to 31.1% for the six months ended June 30, 2023, primarily due to a favorable sales mix and cost control initiatives, partially offset by a higher allocation of overhead costs.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Operating expenses	$18.6	$17.3	$32.9	$29.5
Items impacting comparability
Share-based compensation expense	6.7	5.9	11.0	9.5
Restructuring, impairment and other charges, net	0.3	0.2	0.8	0.3

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

Corporate operating expenses for the three months ended June 30, 2023 increased $1.3 million as compared to the three months ended June 30, 2022, primarily due to higher healthcare expenses and higher share-based compensation expense, partially offset by lower incentive compensation expense.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

Corporate operating expenses for the six months ended June 30, 2023 increased $3.4 million as compared to the six months ended June 30, 2022, primarily due to higher share-based compensation expense and higher consulting expense, partially offset by lower incentive compensation expense.

Non-GAAP Measures

The Company believes that certain non-GAAP measures, such as non-GAAP adjusted EBITDA (“Adjusted EBITDA”), provide useful information about the Company’s operating results and enhance the overall ability to assess the Company’s financial performance. The Company uses these measures, together with other measures of performance prepared in accordance with GAAP, to compare the relative performance of operations in planning, budgeting and reviewing the performance of its business. Adjusted EBITDA allows investors to make a more meaningful comparison between the Company’s core business operating results over different periods of time. The Company believes that Adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provides useful information about the Company’s business without regard to potential distortions. By eliminating potential differences in results of operations between periods caused by factors such as historic cost and age of assets, restructuring, impairment and other charges, net, non-income tax, net, gain on investments in equity securities as well as other items, as described below, the Company believes that Adjusted EBITDA can provide a useful additional basis for comparing the current performance of the underlying operations being evaluated.

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

A reconciliation of net earnings to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net earnings	$37.7	$46.0	$53.5	$72.4
Restructuring, impairment and other charges, net	(2.2)	0.2	8.7	2.0
Share-based compensation expense	6.7	5.9	11.0	9.5
Accelerated rent expense	0.1	—	0.6	—
Gain on investments in equity securities	(0.2)	—	(6.9)	—
Gain on sale of long-lived assets	(0.1)	(0.2)	(0.4)	(0.2)
Non-income tax, net	(0.2)	(0.2)	(0.4)	(0.5)
COVID-19 related recoveries	—	(0.2)	—	(0.2)
Depreciation and amortization	14.4	11.2	26.8	21.9
Interest expense, net	4.6	2.1	8.1	3.6
Investment and other income, net	(0.1)	(0.3)	(0.3)	(0.5)
Income tax expense	13.6	18.1	16.0	25.7
Adjusted EBITDA	$74.3	$82.6	$116.7	$133.7

Restructuring, impairment and other charges, net—The three months ended June 30, 2023 included a net credit for employee termination costs of $2.3 million. The six months ended June 30, 2023 included employee termination costs of $8.5 million. The six months ended June 30, 2022 included employee termination costs of $1.7 million. Refer to Note 5, Restructuring, Impairment and Other Charges, net, for additional information.

Share-based compensation expense—Included charges of $6.7 million and $11.0 million for the three and six months ended June 30, 2023, respectively, and $5.9 million and $9.5 million for the three and six months ended June 30, 2022, respectively.

Accelerated rent expense—Includes charges of $0.1 million and $0.6 million for the three and six months ended June 30, 2023, respectively, related to the acceleration of rent expense associated with abandoned operating leases.

Gain on investments in equity securities—Included a net realized gain of $0.2 million and $6.9 million for the three and six months ended June 30, 2023, respectively, related to the sales of investments in equity securities. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies, for additional information.

Gain on sale of long-lived assets—Included a gain of $0.1 million and $0.4 million for the three and six months ended June 30, 2023, respectively, and a gain of $0.2 million for both the three and six months ended June 30, 2022, from non-refundable deposits on the potential sale of land.

Non-income tax, net—Included income of $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively, related to certain estimated non-income tax exposures previously accrued by the Company.

COVID-19 related recoveries—Included recoveries of $0.2 million for both the three and six months ended June 30, 2022 from certain governmental subsidies related to employee wages at certain international locations.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act (“IRA”) into law, which included enactment of a 15% corporate minimum tax effective in 2023 and imposes a 1% excise tax on share repurchases that occur after December 31, 2022. The Company currently does not expect the IRA to have a material impact on its Unaudited Condensed Consolidated Financial Statements.

Cash and cash equivalents were $19.4 million at June 30, 2023, which included $4.1 million in the U.S. and $15.3 million at international locations.

The following describes the Company’s cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in millions)
Net cash used in operating activities	$(31.3)	$(6.4)
Net cash used in investing activities	(13.9)	(24.8)
Net cash provided by (used in) financing activities	30.0	(7.2)
Effect of exchange rate on cash and cash equivalents	0.4	1.7
Net decrease in cash and cash equivalents	$(14.8)	$(36.7)

Cash Flows Used In Operating Activities

Operating cash inflows and outflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor, rent and other operating activities.

Net cash used in operating activities was $31.3 million for the six months ended June 30, 2023 compared to $6.4 million for the six months ended June 30, 2022. The increase in cash used in operating activities was primarily due to an unfavorable change in accounts payable, a decrease in net earnings, an unfavorable change to accounts receivable and an increase in interest paid, partially offset by lower incentive compensation and commissions payments in 2023. Accounts payable decreased operating cash flows by $2.9 million for the six months ended June 30, 2023, as compared to increasing operating cash flows by $22.9 million for the six months ended June 30, 2022, due to timing of supplier payments. Accounts receivables decreased operating cash flows by $86.7 million for the six months ended June 30, 2023, as compared to a decrease of $79.8 million for the six months ended June 30, 2022, primarily due to timing of collections. The Company's interest payments increased from $2.8 million to $8.7 million for the six months ended June 30, 2023, primarily due to higher average borrowings on the Revolver Facility (as defined below) and higher interest rates. These increases in cash used were partially offset by accrued liabilities and other, which decreased operating cash flows by $23.6 million for the six months ended June 30, 2023, as compared to a decrease of $52.3 million for the six months ended June 30, 2022, primarily due to lower incentive compensation and commissions payments in 2023, as a result of the Company's 2022 operating results.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $13.9 million for the six months ended June 30, 2023, which consisted of $23.8 million of capital expenditures, substantially all related to investments in software development, partially offset by $9.9 million of proceeds from sales of investments in equity securities. The Company expects that capital expenditures for the year ended December 31, 2023 will be approximately $60 million.

Net cash used in investing activities was $24.8 million for the six months ended June 30, 2022, which consisted of capital expenditures, mostly driven by investments in software development.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $30.0 million for the six months ended June 30, 2023. During the six months ended June 30, 2023, the Company received $169.0 million of proceeds from the Revolving Facility borrowings, partially offset by $118.5 million of payments on the Revolving Facility borrowings. The Company's common stock repurchases for the six months ended June 30, 2023 totaled $20.6 million, which included $17.3 million associated with vesting of the Company employee's equity awards and $3.3 million of repurchases under the stock repurchase program.

Net cash used in financing activities was $7.2 million for the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company received $209.0 million of proceeds from the Revolving Facility borrowings, offset by $99.0 million of payments on the Revolving Facility borrowings. The Company’s common stock repurchases for the six months ended June 30, 2022 totaled $116.6 million, which included $104.6 million of repurchases under the stock repurchase program and $12.0 million associated with vesting of the Company employees' equity awards.

Debt

The Company’s debt as of June 30, 2023 and December 31, 2022 consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Term Loan A Facility	$125.0	$125.0
Borrowings under the Revolving Facility	95.5	45.0
Unamortized debt issuance costs	(0.7)	(0.8)
Total long-term debt	$219.8	$169.2
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

On May 11, 2023, the Company entered into the first amendment to the Amended and Restated Credit Agreement to change the reference rate from LIBOR, which ceased being published on June 30, 2023, to the Secured Overnight Financing Rate (“SOFR”) for both the Term Loan A Facility and the Revolving Facility. The SOFR interest rate was effective for the Revolving Facility and the Term Loan A on May 30, 2023 and June 12, 2023, respectively. No other significant terms of the Amended and Restated Credit Agreement were amended. The unpaid principal amount of the Term Loan A Facility is due and payable in full on May 27, 2026. Voluntary prepayments of the Term Loan A Facility are permitted at any time without premium or penalty.

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

As of June 30, 2023, there was $95.5 million of borrowings outstanding under the Revolving Facility as well as $2.6 million in outstanding letters of credit and bank guarantees, of which $1.0 million of the outstanding letters of credit reduced the availability under the Revolving Facility. Based on the Company’s results of operations for the twelve months ended June 30, 2023 and existing debt, the Company would have had the ability to utilize the remaining $203.5 million of the Revolving Facility and not have been in violation of the terms of the agreement.

The current availability under the Revolving Facility and net available liquidity as of June 30, 2023 is shown in the table below:

June 30, 2023
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	$95.5
Impact on availability related to outstanding letters of credit	1.0
$96.5

Current availability at June 30, 2023	$203.5
Cash and cash equivalents	19.4
Net Available Liquidity	$222.9

The Company was in compliance with its debt covenants as of June 30, 2023, and expects to remain in compliance based on management’s estimates of operating and financial results for fiscal year 2023 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of June 30, 2023, the Revolving Facility is supported by fifteen U.S. and international financial institutions.

As of June 30, 2023, the Company met all the conditions required to borrow under the Revolving Facility, and management expects the Company to continue to meet the applicable borrowing conditions.

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

Item 4. Controls and Procedures

(a)
Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

(b)
Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There were no material changes during the three months ended June 30, 2023 to the risk factors identified in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
April 1, 2023 - April 30, 2023	—	$—	—	122,989,125
May 1, 2023 - May 31, 2023	18,949	44.42	11,924	122,464,752
June 1, 2023 - June 30, 2023 (b)	31,363	43.47	31,063	121,115,401
Total	50,312	$43.83	42,987

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
(b)
Includes 1,793 shares, valued at $0.1 million, for which the Company placed orders prior to June 30, 2023 that were not settled until the third quarter of 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director or Officer Adoption or Termination of Trading Agreements

On June 15, 2023, Daniel Leib, the Company's President and Chief Executive Officer, adopted a trading plan with respect to the sale of 80,000 shares of common stock granted to Mr. Leib as equity incentive compensation (the "Leib Plan"). The Leib Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Pursuant to the Leib Plan, if the market price of the Company's common stock is within a specified price range during trading windows between November 9, 2023 and December 29, 2023 and February 29, 2024 and March 29, 2024, up to 40,000 shares of common stock will be sold at market prices during each trading window.

Item 6. Exhibits

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc., as filed on May 19, 2023 with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on May 19, 2023)

3.3

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.1

Indenture, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.2

Description of the Donnelley Financial Solutions, Inc. Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated December 31, 2019, filed on February 26, 2020)

10.1

Amended and Restated Credit Agreement, dated as of May 27, 2021, as amended pursuant to the First Amendment, dated as of May 11, 2023, by and among Donnelley Financial Solutions, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent (filed herewith)

10.2

2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.3

Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2017, filed on May 23, 2017)*

10.4

Amendment to the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan dated May 20, 2019 (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A (file No. 001-37728) filed on April 22, 2019)*

10.5

Amendment to Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan dated June 27, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 10-Q dated June 30, 2019, filed on August 1, 2019)*

10.6

Donnelley Financial Solutions, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed on February 22, 2022)*

10.7

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to R.R Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.8

Donnelley Financial Solutions, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.9

Donnelley Financial Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.10

Donnelley Financial Solutions, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 15, 2020, filed on July 20, 2020)*

10.11

Letter Agreement to Employment Agreement, dated as of April 20, 2018, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 10, 2018, filed on April 16, 2018)*

10.12

Amended and Restated Employment Agreement, dated as of July 13, 2017, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 13, 2017, filed on July 14, 2017)*

10.13

Amendment dated as of July 15, 2020 to Amended and Restated Employment Agreement dated as of July 13, 2017 between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 15, 2020, filed on July 20, 2020)*

10.14

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and David A. Gardella (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.15

Waiver of Severance Benefits, dated as of June 1, 2017, by and between David A. Gardella and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.16

Assignment of Severance Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and Jennifer B. Reiners (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.17

Employment Agreement, dated as of March 21, 2016, between R.R. Donnelley & Sons Company and Craig Clay (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed on February 22, 2022)*

10.18

Waiver of Severance Benefits, dated as of June 16, 2017, by and between Craig Clay and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed on February 22, 2022)*

10.19

Employment Agreement, dated as of June 9, 2010, between R.R. Donnelley & Sons Company and Eric Johnson (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed on February 22, 2022)*

10.20

Waiver of Severance Benefits, dated as of June 19, 2017, by and between Eric Johnson and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed on February 22, 2022)*

10.21

Waiver of Severance Benefits, dated as of June 1, 2017, by and between Jennifer B. Reiners and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

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

Date: August 2, 2023