Form 10-Q
period 2023-09-30
Donnelley Financial Solutions, Inc.
filed 2023-11-01
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

As of October 27, 2023, 29,107,640 shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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
•
the effect of economic and political conditions on a regional, national or international basis; and
•
the adverse impacts of the pandemic resulting from COVID-19, and other global public health epidemics on the Company’s business and operations, including demand for DFIN services and products, and the Company’s ability to effectively manage the impacts of pandemics and epidemics on its business operations

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Operations

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales
Tech-enabled services	$80.4	$87.4	$263.3	$312.4
Software solutions	73.2	69.5	219.0	210.9
Print and distribution	26.4	31.8	138.4	142.6
Total net sales	180.0	188.7	620.7	665.9
Cost of sales (a)
Tech-enabled services	29.3	35.3	99.6	113.2
Software solutions	25.9	29.0	81.2	85.1
Print and distribution	15.7	19.6	78.6	96.2
Total cost of sales	70.9	83.9	259.4	294.5
Selling, general and administrative expenses (a)	65.4	63.8	212.1	205.5
Depreciation and amortization	14.4	11.7	41.2	33.6
Restructuring, impairment and other charges, net	(0.3)	2.6	8.4	4.6
Other operating income, net	(0.2)	—	(0.6)	(0.2)
Income from operations	29.8	26.7	100.2	127.9
Interest expense, net	4.1	2.3	12.2	5.9
Investment and other income, net	(0.1)	(2.8)	(7.3)	(3.3)
Earnings before income taxes	25.8	27.2	95.3	125.3
Income tax expense	7.7	8.0	23.7	33.7
Net earnings	$18.1	$19.2	$71.6	$91.6

Net earnings per share:
Basic	$0.62	$0.64	$2.44	$2.93
Diluted	$0.60	$0.62	$2.36	$2.81
Weighted average number of common shares outstanding:
Basic	29.4	29.8	29.4	31.3
Diluted	30.3	30.9	30.4	32.6

(a)
Exclusive of depreciation and amortization

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net earnings	$18.1	$19.2	$71.6	$91.6

Other comprehensive income (loss), net of tax:
Translation adjustments	(1.0)	(1.7)	—	(2.1)
Adjustment for net periodic pension and other postretirement benefits plans	0.1	0.5	0.5	1.8
Other comprehensive income (loss), net of tax	(0.9)	(1.2)	0.5	(0.3)
Comprehensive income	$17.2	$18.0	$72.1	$91.3

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Balance Sheets

(in millions, except per share data)

(UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$11.7	$34.2
Receivables, less allowances for expected losses of $19.3 in 2023 (2022 - $17.1)	189.7	163.5
Prepaid expenses and other current assets	25.9	28.1
Assets held for sale	2.6	2.6
Total current assets	229.9	228.4
Property, plant and equipment, net	14.8	17.6
Operating lease right-of-use assets	23.7	33.3
Software, net	86.6	75.6
Goodwill	405.8	405.8
Other intangible assets, net	5.6	7.8
Deferred income taxes, net	43.3	33.4
Other noncurrent assets	29.6	26.4
Total assets	$839.3	$828.3
LIABILITIES
Accounts payable	$37.2	$49.2
Operating lease liabilities	14.5	16.3
Accrued liabilities	145.1	159.3
Total current liabilities	196.8	224.8
Long-term debt	165.9	169.2
Deferred compensation liabilities	14.1	13.6
Pension and other postretirement benefits plans liabilities	40.5	42.9
Noncurrent operating lease liabilities	17.6	28.4
Other noncurrent liabilities	19.1	19.9
Total liabilities	454.0	498.8
Commitments and Contingencies (Note 7)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and outstanding: 37.9 shares and 29.1 shares in 2023 (2022 - 36.9 shares and 28.9 shares)	0.4	0.4
Treasury stock, at cost: 8.8 shares in 2023 (2022 - 8.0 shares)	(257.2)	(221.8)
Additional paid-in capital	299.3	280.2
Retained earnings	425.5	353.9
Accumulated other comprehensive loss	(82.7)	(83.2)
Total equity	385.3	329.5
Total liabilities and equity	$839.3	$828.3

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Cash Flows

(in millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net earnings	$71.6	$91.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41.2	33.6
Provision for expected losses on accounts receivable	10.8	6.2
Share-based compensation expense	17.1	13.9
Deferred income taxes	(10.2)	0.4
Net pension plan income	(0.5)	(0.7)
Gain on investments in equity securities	(6.9)	—
Amortization of right-of-use assets	9.5	12.1
Other	0.7	0.5
Changes in operating assets and liabilities:
Accounts receivable, net	(37.0)	(20.5)
Prepaid expenses and other current assets	1.8	(3.3)
Accounts payable	(13.8)	4.9
Income taxes payable and receivable	1.3	(1.7)
Accrued liabilities and other	(22.7)	(44.2)
Operating lease liabilities	(12.3)	(14.7)
Pension and other postretirement benefits plans contributions	(1.4)	(1.2)
Net cash provided by operating activities	49.2	76.9
INVESTING ACTIVITIES
Capital expenditures	(43.0)	(39.4)
Proceeds from sales of investments in equity securities	9.9	—
Net cash used in investing activities	(33.1)	(39.4)
FINANCING ACTIVITIES
Revolving facility borrowings	218.0	270.0
Payments on revolving facility borrowings	(221.5)	(202.5)
Treasury share repurchases	(35.4)	(150.0)
Proceeds from exercise of stock options	1.9	0.3
Finance lease payments	(1.7)	(1.4)
Net cash used in financing activities	(38.7)	(83.6)
Effect of exchange rate on cash and cash equivalents	0.1	2.4
Net decrease in cash and cash equivalents	(22.5)	(43.7)
Cash and cash equivalents at beginning of year	34.2	54.5
Cash and cash equivalents at end of period	$11.7	$10.8
Supplemental cash flow information:
Income taxes paid (net of refunds)	$32.4	$34.4
Interest paid	$12.8	$4.9
Non-cash investing activities:
Non-cash consideration from sale of investment in an equity security (Note 1)	$2.9	$—
Capitalized software included in accounts payable	$1.7	$1.4

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2023 and 2022

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	37.9	$0.4	8.5	$(242.3)	$292.3	$407.4	$(81.8)	$376.0
Net earnings	—	—	—	—	—	18.1	—	18.1
Other comprehensive loss	—	—	—	—	—	—	(0.9)	(0.9)
Share-based compensation expense	—	—	—	—	6.1	—	—	6.1
Common stock repurchases	—	—	0.3	(14.8)	—	—	—	(14.8)
Issuance of share-based awards, net of withholdings and other	—	—	—	(0.1)	0.9	—	—	0.8
Balance at September 30, 2023	37.9	$0.4	8.8	$(257.2)	$299.3	$425.5	$(82.7)	$385.3

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	36.9	$0.4	6.6	$(175.6)	$270.2	$323.8	$(77.4)	$341.4
Net earnings	—	—	—	—	—	19.2	—	19.2
Other comprehensive loss	—	—	—	—	—	—	(1.2)	(1.2)
Share-based compensation expense	—	—	—	—	4.4	—	—	4.4
Common stock repurchases	—	—	1.0	(32.3)	—	—	—	(32.3)
Issuance of share-based awards, net of withholdings and other	—	—	—	(0.1)	0.1	—	—	—
Balance at September 30, 2022	36.9	$0.4	7.6	$(208.0)	$274.7	$343.0	$(78.6)	$331.5

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2023 and 2022

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	36.9	$0.4	8.0	$(221.8)	$280.2	$353.9	$(83.2)	$329.5
Net earnings	—	—	—	—	—	71.6	—	71.6
Other comprehensive income	—	—	—	—	—	—	0.5	0.5
Share-based compensation expense	—	—	—	—	17.1	—	—	17.1
Common stock repurchases	—	—	0.4	(18.0)	—	—	—	(18.0)
Issuance of share-based awards, net of withholdings and other	1.0	—	0.4	(17.4)	2.0	—	—	(15.4)
Balance at September 30, 2023	37.9	$0.4	8.8	$(257.2)	$299.3	$425.5	$(82.7)	$385.3

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	35.9	$0.4	2.9	$(57.1)	$260.6	$251.4	$(78.3)	$377.0
Net earnings	—	—	—	—	—	91.6	—	91.6
Other comprehensive loss	—	—	—	—	—	—	(0.3)	(0.3)
Share-based compensation expense	—	—	—	—	13.9	—	—	13.9
Common stock repurchases	—	—	4.3	(138.8)	—	—	—	(138.8)
Issuance of share-based awards, net of withholdings and other	1.0	—	0.4	(12.1)	0.2	—	—	(11.9)
Balance at September 30, 2022	36.9	$0.4	7.6	$(208.0)	$274.7	$343.0	$(78.6)	$331.5

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

The Company serves its clients’ regulatory and compliance needs throughout their respective life cycles. For its capital markets clients, the Company offers solutions that allow companies to comply with U.S. Securities and Exchange Commission (“SEC”) regulations including filing agent services, where applicable, digital document creation and online content management tools that support their corporate financial transactions and regulatory/financial reporting; solutions to facilitate clients’ communications with their investors; and virtual data rooms and other deal management solutions. For investment companies, including mutual fund, insurance-investment and alternative investment companies, the Company provides solutions for creating, compiling and filing regulatory communications as well as solutions for investors designed to improve the access to and accuracy of their investment information.

Services and Products

The Company separately reports its net sales and related cost of sales for its software solutions, tech-enabled services and print and distribution offerings. The Company’s software solutions consist of Venue® Virtual Data Room (“Venue”), ActiveDisclosure®, eBrevia and the Arc Suite® software platform (“Arc Suite”), among others. The Company’s tech-enabled services offerings consist of document composition, compliance-related SEC Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) filing services and transaction solutions. The Company’s print and distribution offerings primarily consist of conventional and digital printed products and related shipping.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Allowances for Expected Losses—Transactions affecting the current expected credit loss (“CECL”) reserve during the nine months ended September 30, 2023 and 2022 were as follows:

	September 30,
	2023	2022
Balance, beginning of year (a)	$17.1	$12.7
Provisions charged to expense	10.8	6.2
Write-offs, reclassifications and other	(8.6)	(1.4)
Balance, end of period (a)	$19.3	$17.5

(a)
As of September 30, 2023, the CECL reserve balance is comprised of a $18.7 million provision for accounts receivable and a $0.6 million provision for unbilled receivables and contract assets. As of December 31, 2022, the CECL reserve balance was comprised of a $16.5 million provision for accounts receivable and a $0.6 million provision for unbilled receivables and contract assets.

Assets Held for Sale—As of September 30, 2023 and December 31, 2022, the Company had land held for sale with a carrying value of $2.6 million. On August 30, 2022, the Company entered into an agreement to sell the land for $13.0 million. The closing of this transaction is subject to the buyer obtaining necessary entitlements and customary closing conditions and there is no assurance that the sale will be completed.

Property, Plant and Equipment, net—The components of the Company’s property, plant and equipment, net at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Land	$0.3	$0.3
Buildings	19.9	20.2
Machinery and equipment	68.1	66.8
	88.3	87.3
Less: Accumulated depreciation	(73.5)	(69.7)
Total	$14.8	$17.6

Depreciation expense was $2.0 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively, and $5.8 million and $4.8 million for the nine months ended September 30, 2023 and 2022, respectively.

Software, net—Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software, excluding amortization expense related to other intangible assets, was $11.4 million and $9.8 million for the three months ended September 30, 2023 and 2022, respectively, and $33.2 million and $28.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Investments—The carrying value of the Company’s investments in equity securities was $5.5 million and $8.5 million at September 30, 2023 and December 31, 2022, respectively. The Company measures its equity securities that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes. During the three months ended September 30, 2023, there were no events or changes in circumstances that suggested an impairment or an observable price change. During the three and nine months ended September 30, 2022, the Company recorded an unrealized gain of $0.5 million resulting from an observable price change.

In March 2023, the Company sold an investment in an equity security. As a result of the sale, for the nine months ended September 30, 2023, the Company received proceeds of $11.9 million, including $9.0 million of cash and common stock of the acquiror. In May 2023, the Company sold another investment in an equity security and received proceeds of $0.9 million in cash, which approximated its carrying value. The sales resulted in a net realized gain of $6.9 million for the nine months ended September 30, 2023, which is included in investment and other income, net, on the Unaudited Condensed Consolidated Statements of Operations within Corporate.

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

Disaggregation of Revenue

The following table disaggregates revenue between tech-enabled services, software solutions and print and distribution by reportable segment:

	Three Months Ended September 30,
	2023				2022
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$46.5	$—	$46.5	$—	$45.8	$—	$45.8
Capital Markets - Compliance and Communications Management	60.7	—	9.4	70.1	66.8	—	16.5	83.3
Investment Companies - Software Solutions	—	26.7	—	26.7	—	23.7	—	23.7
Investment Companies - Compliance and Communications Management	19.7	—	17.0	36.7	20.6	—	15.3	35.9
Total net sales	$80.4	$73.2	$26.4	$180.0	$87.4	$69.5	$31.8	$188.7

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Nine Months Ended September 30,
	2023				2022
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$137.9	$—	$137.9	$—	$136.8	$—	$136.8
Capital Markets - Compliance and Communications Management	205.4	—	81.7	287.1	248.8	—	88.1	336.9
Investment Companies - Software Solutions	—	81.1	—	81.1	—	74.1	—	74.1
Investment Companies - Compliance and Communications Management	57.9	—	56.7	114.6	63.6	—	54.5	118.1
Total net sales	$263.3	$219.0	$138.4	$620.7	$312.4	$210.9	$142.6	$665.9

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

Contract assets were $19.9 million and $20.1 million at September 30, 2023 and December 31, 2022, respectively. Generally, the contract assets balance is impacted by the recognition of additional revenue, amounts invoiced to customers and changes in the level of constraint applied to variable consideration. Amounts recognized as revenue exceeded the estimates for performance obligations satisfied in previous periods by approximately $6.5 million and $15.5 million for the three months ended September 30, 2023 and 2022, respectively, and $20.2 million and $14.9 million for the nine months ended September 30, 2023 and 2022, respectively, primarily due to changes in the Company’s estimate of variable consideration and the application of the constraint.

Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price and management’s assessment of realizable selling price. Unbilled receivables were $36.0 million and $33.2 million at September 30, 2023 and December 31, 2022, respectively. Unbilled receivables and contract assets are included in receivables, less allowances for expected losses on the Unaudited Condensed Consolidated Balance Sheets.

Most of the Company's contracts with significant remaining performance obligations have an initial expected duration of one year or less. As of September 30, 2023, the future estimated revenue related to unsatisfied or partially satisfied performance obligations under contracts with an original contractual term in excess of one year was approximately $140 million, of which approximately 48% is expected to be recognized as revenue over the succeeding twelve months, and the remainder recognized thereafter.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Contract liabilities consist of deferred revenue and progress billings, which are included in accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. The Company recognized $6.3 million and $5.3 million of revenue during the three months ended September 30, 2023 and 2022, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. The Company recognized $38.0 million and $31.4 million of revenue during the nine months ended September 30, 2023 and 2022, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. Changes in contract liabilities were as follows:

	September 30,
	2023	2022
Balance, beginning of year	$46.1	$36.0
Deferral of revenue	121.3	119.2
Revenue recognized	(113.2)	(103.9)
Balance, end of period	$54.2	$51.3

Note 3. Goodwill and Other Intangible Assets, net

Goodwill—The goodwill balances by reportable segment were as follows:

	Gross book value at December 31, 2022	Accumulated impairment charges at December 31, 2022	Net book value at December 31, 2022	Foreign exchange and other adjustments	Net book value at September 30, 2023
Capital Markets - Software Solutions	$100.1	$—	$100.1	$—	$100.1
Capital Markets - Compliance and Communications Management	252.7	—	252.7	—	252.7
Investment Companies - Software Solutions	53.0	—	53.0	—	53.0
Investment Companies - Compliance and Communications Management	40.6	(40.6)	—	—	—
Total	$446.4	$(40.6)	$405.8	$—	$405.8

Other Intangible Assets, net—The components of other intangible assets at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$10.4	$(4.8)	$5.6	$10.4	$(2.8)	$7.6
Trade name	1.0	(1.0)	—	1.0	(0.8)	0.2
Total other intangible assets	$11.4	$(5.8)	$5.6	$11.4	$(3.6)	$7.8

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Amortization expense for other intangible assets was $1.0 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $2.2 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively. The weighted-average remaining useful life for the unamortized other intangible assets as of September 30, 2023 is approximately two years. The following table outlines the estimated annual amortization expense related to other intangible assets:

For the year ending December 31,	Amount
2023 (excluding the nine months ended September 30, 2023)	$1.0
2024	3.7
2025	0.9
Total	$5.6

Note 4. Leases

The Company has operating leases for certain service centers, office space and equipment as well as finance leases primarily related to certain IT equipment. The Company made payments related to its operating and finance lease liabilities as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid related to operating leases	$4.4	$5.6	$13.3	$16.3
Cash paid related to finance leases	$0.5	$0.5	$1.7	$1.4

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense:
Operating lease expense	$3.0	$4.4	$10.2	$13.2
Sublease income	(1.1)	(1.2)	(3.2)	(3.3)
Net operating lease expense	$1.9	$3.2	$7.0	$9.9

Finance lease expense:
Amortization of right-of-use assets	$0.5	$0.5	$1.7	$1.4
Interest on lease liabilities	0.1	—	0.2	0.1
Total finance lease expense	$0.6	$0.5	$1.9	$1.5

The Company’s finance leases are presented on the Company’s Unaudited Condensed Consolidated Balance Sheets as follows:

	September 30, 2023	December 31, 2022
Property, plant and equipment, net	$7.6	$7.1

Accrued liabilities	$2.5	$2.0
Other noncurrent liabilities	5.3	5.1
Total	$7.8	$7.1

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Other information related to finance leases for the nine months ended September 30, 2023 and 2022 and as of September 30, 2023 and December 31, 2022 was as follows:

	Nine Months Ended September 30,
	2023	2022
Non-cash disclosure:
Increase in finance lease liabilities due to new right-of-use assets	$2.5	$0.9

	September 30, 2023	December 31, 2022
Finance lease weighted averages:
Remaining lease term	3.2 years	3.4 years
Discount rate	3.5%	2.5%

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

For the three months ended September 30, 2023 and 2022, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Other Restructuring Charges	Impairment Charges	Other Charges	Total
Three Months Ended September 30, 2023
Capital Markets - Software Solutions	$(0.5)	$—	$—	$—	$(0.5)
Capital Markets - Compliance and Communications Management	(0.2)	0.1	0.1	0.1	0.1
Investment Companies - Software Solutions	(0.1)	—	—	—	(0.1)
Investment Companies - Compliance and Communications Management	0.1	—	—	—	0.1
Corporate	0.1	—	—	—	0.1
Total	$(0.6)	$0.1	$0.1	$0.1	$(0.3)

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Employee Terminations	Other Restructuring Charges	Other Charges	Total
Three Months Ended September 30, 2022
Capital Markets - Software Solutions	$0.1	$—	$—	$0.1
Capital Markets - Compliance and Communications Management	1.8	—	—	1.8
Investment Companies - Software Solutions	0.1	—	—	0.1
Investment Companies - Compliance and Communications Management	0.2	0.2	—	0.4
Corporate	0.1	—	0.1	0.2
Total	$2.3	$0.2	$0.1	$2.6

For the nine months ended September 30, 2023 and 2022, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Other Restructuring Charges	Impairment Charges	Other Charges	Total
Nine Months Ended September 30, 2023
Capital Markets - Software Solutions	$2.5	$—	$—	$—	$2.5
Capital Markets - Compliance and Communications Management	4.0	0.1	0.1	0.2	4.4
Investment Companies - Software Solutions	0.5	—	—	—	0.5
Investment Companies - Compliance and Communications Management	0.1	—	—	—	0.1
Corporate	0.8	—	—	0.1	0.9
Total	$7.9	$0.1	$0.1	$0.3	$8.4

	Employee Terminations	Other Restructuring Charges	Other Charges	Total
Nine Months Ended September 30, 2022
Capital Markets - Software Solutions	$1.1	$—	$—	$1.1
Capital Markets - Compliance and Communications Management	2.1	—	0.1	2.2
Investment Companies - Software Solutions	0.2	—	—	0.2
Investment Companies - Compliance and Communications Management	0.3	0.3	—	0.6
Corporate	0.3	—	0.2	0.5
Total	$4.0	$0.3	$0.3	$4.6

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the nine months ended September 30, 2023, the Company recorded net restructuring charges of $7.9 million related to employee termination costs for approximately 150 employees, substantially all of whom will be terminated by December 31, 2023. The restructuring actions were primarily related to reorganization of certain capital markets operations.

For the three and nine months ended September 30, 2022, the Company recorded net restructuring charges of $2.3 million and $4.0 million, respectively, related to employee termination costs for approximately 10 and 80 employees, respectively, substantially all of whom were terminated as of December 31, 2022. The restructuring actions were primarily related to the reorganization of certain capital markets operations and the relocation of a digital print facility.

Restructuring Reserve – Employee Terminations

The Company’s employee terminations liability is included in accrued liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. Changes in the accrual for employee terminations during the nine months ended September 30, 2023 were as follows:

Employee Terminations
Balance at December 31, 2022	$5.1
Restructuring charges, net	8.1
Non-cash items	(0.2)
Cash paid	(10.7)
Balance at September 30, 2023	$2.3

Note 6. Retirement Plans

The components of estimated net pension plan income for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest cost	$2.9	$1.8	$8.7	$5.5
Expected return on assets	(3.3)	(2.9)	(9.9)	(8.7)
Amortization, net	0.2	0.9	0.7	2.5
Net pension plan income	$(0.2)	$(0.2)	$(0.5)	$(0.7)

Note 7. Commitments and Contingencies

Litigation

From time to time, the Company’s customers and other counterparties file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company from these parties could be considered preference items and subject to return. In addition, the Company may be party to certain litigation arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Note 8. Debt

The Company’s debt as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Term Loan A Facility	$125.0	$125.0
Borrowings under the Revolving Facility	41.5	45.0
Unamortized debt issuance costs	(0.6)	(0.8)
Total long-term debt	$165.9	$169.2

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

Term Loan A Facility—The unpaid principal amount of the Term Loan A Facility is due and payable in full on May 27, 2026. Voluntary prepayments of the Term Loan A Facility are permitted at any time without premium or penalty. The weighted-average interest rate on borrowings under the Term Loan A Facility was 6.8% and 3.0% for the nine months ended September 30, 2023 and 2022, respectively. The fair value of the Term Loan A Facility was $123.3 million and $121.6 million as of September 30, 2023 and December 31, 2022, respectively, and was determined to be Level 2 under the fair value hierarchy.

Revolving Facility—As of September 30, 2023 and December 31, 2022, there were $41.5 million and $45.0 million, respectively, of borrowings outstanding under the Revolving Facility. The weighted average interest rate on borrowings under the Revolving Facility was 7.2% and 3.7% for the nine months ended September 30, 2023 and 2022, respectively. The fair value of the Company's borrowings under the Revolving Facility is classified as Level 2 under the fair value hierarchy and approximated its carrying value as of September 30, 2023 and December 31, 2022, as the Revolving Facility carries a variable rate of interest reflecting current market rates.

The following table summarizes interest expense, net included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest incurred	$4.7	$2.5	$13.7	$6.4
Less: Interest income	(0.6)	(0.2)	(1.5)	(0.5)
Interest expense, net	$4.1	$2.3	$12.2	$5.9

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net earnings per share:
Basic	$0.62	$0.64	$2.44	$2.93
Diluted	$0.60	$0.62	$2.36	$2.81
Numerator:
Net earnings	$18.1	$19.2	$71.6	$91.6
Denominator:
Basic weighted average number of common shares outstanding	29.4	29.8	29.4	31.3
Dilutive awards	0.9	1.1	1.0	1.3
Diluted weighted average number of common shares outstanding	30.3	30.9	30.4	32.6

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

For the three and nine months ended September 30, 2023, the Company repurchased 310,365 shares for $14.8 million at an average price of $47.77 per share and 386,920 shares for $18.0 million at an average price of $46.53 per share, respectively. As of September 30, 2023, the remaining authorized amount was $106.3 million. For the three and nine months ended September 30, 2022, the Company repurchased 959,579 shares for $32.3 million at an average price of $33.72 per share and 4,367,678 shares for $138.8 million at an average price of $31.78 per share, respectively.

Note 11. Comprehensive Income

The components of other comprehensive (loss) income and income tax expense allocated to each component for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$(1.0)	$—	$(1.0)	$—	$—	$—
Adjustment for net periodic pension and other postretirement benefits plans	0.2	0.1	0.1	0.7	0.2	0.5
Other comprehensive (loss) income	$(0.8)	$0.1	$(0.9)	$0.7	$0.2	$0.5

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$(1.7)	$—	$(1.7)	$(2.2)	$(0.1)	$(2.1)
Adjustment for net periodic pension and other postretirement benefits plans	0.8	0.3	0.5	2.5	0.7	1.8
Other comprehensive (loss) income	$(0.9)	$0.3	$(1.2)	$0.3	$0.6	$(0.3)

The following table summarizes changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2023:

	Pension and Other Postretirement Benefits Plans Cost	Translation Adjustments	Total
Balance at December 31, 2022	$(67.9)	$(15.3)	$(83.2)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss	0.5	—	0.5
Net change in accumulated other comprehensive loss	0.5	—	0.5
Balance at September 30, 2023	$(67.4)	$(15.3)	$(82.7)

The following table summarizes changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2022:

	Pension and Other Postretirement Benefits Plans Cost	Translation Adjustments	Total
Balance at December 31, 2021	$(64.4)	$(13.9)	$(78.3)
Other comprehensive loss before reclassifications	—	(2.1)	(2.1)
Amounts reclassified from accumulated other comprehensive loss	1.8	—	1.8
Net change in accumulated other comprehensive loss	1.8	(2.1)	(0.3)
Balance at September 30, 2022	$(62.6)	$(16.0)	$(78.6)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of pension and other postretirement benefits plans cost:
Net actuarial loss (a)	$0.2	$0.9	$0.7	$2.5
Reclassifications before tax	0.2	0.9	0.7	2.5
Income tax expense	0.1	0.4	0.2	0.7
Reclassifications, net of tax	$0.1	$0.5	$0.5	$1.8

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

Capital Markets

The Company provides software solutions, tech-enabled services and print and distribution solutions to public and private companies for deal solutions and compliance to companies that are, or are preparing to become, subject to the filing and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act. Capital markets clients leverage the Company’s software offerings, proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the SEC's EDGAR system for their transactional and ongoing compliance needs. The Company assists its capital markets clients throughout the course of initial public offerings, secondary offerings, mergers and acquisitions, public and private debt offerings, leveraged buyouts, spinouts, special purpose acquisition company (“SPAC”) and de-SPAC transactions and other similar transactions. In addition, the Company provides clients with compliance solutions to prepare their ongoing required Exchange Act filings that are compatible with the SEC’s EDGAR system, most notably Form 10-K, Form 10-Q, Form 8-K and proxy filings. The Company’s operating segments associated with its capital markets services and product offerings are as follows:

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

Investment Companies

The Company provides software solutions, tech-enabled services and print, distribution and fulfillment solutions to its investment companies clients that are subject to the filing and reporting requirements of the Investment Company Act of 1940, as amended (the “Investment Company Act”), primarily mutual fund companies, alternative investment companies, insurance companies and third-party fund administrators. The Company’s suite of solutions enables its investment companies clients to comply with applicable ongoing SEC regulations, as well as to create, manage and deliver accurate and timely financial communications to investors and regulators. Investment companies clients leverage the Company’s proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the SEC's EDGAR system. The Company’s operating segments associated with its investment companies services and products offerings are as follows:

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

	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three Months Ended September 30, 2023
Capital Markets - Software Solutions	$46.5	$4.9	$7.7	$11.6
Capital Markets - Compliance and Communications Management	70.1	24.9	1.9	1.8
Investment Companies - Software Solutions	26.7	6.6	3.5	5.0
Investment Companies - Compliance and Communications Management	36.7	11.2	1.2	0.4
Total operating segments	180.0	47.6	14.3	18.8
Corporate	—	(17.8)	0.1	0.4
Total	$180.0	$29.8	$14.4	$19.2

Three Months Ended September 30, 2022
Capital Markets - Software Solutions	$45.8	$4.4	$6.0	$6.8
Capital Markets - Compliance and Communications Management	83.3	22.2	1.5	0.9
Investment Companies - Software Solutions	23.7	3.9	3.0	4.6
Investment Companies - Compliance and Communications Management	35.9	10.5	1.2	0.8
Total operating segments	188.7	41.0	11.7	13.1
Corporate	—	(14.3)	—	1.5
Total	$188.7	$26.7	$11.7	$14.6

	Net Sales	Income (Loss) from Operations	Assets(a)	Depreciation and Amortization	Capital Expenditures
Nine Months Ended September 30, 2023
Capital Markets - Software Solutions	$137.9	$8.7	$198.4	$21.8	$23.4
Capital Markets - Compliance and Communications Management	287.1	88.5	387.0	5.6	4.8
Investment Companies - Software Solutions	81.1	18.3	105.3	10.2	12.3
Investment Companies - Compliance and Communications Management	114.6	35.4	43.9	3.5	1.4
Total operating segments	620.7	150.9	734.6	41.1	41.9
Corporate	—	(50.7)	104.7	0.1	1.1
Total	$620.7	$100.2	$839.3	$41.2	$43.0

Nine Months Ended September 30, 2022
Capital Markets - Software Solutions	$136.8	$11.8	$191.6	$16.7	$19.6
Capital Markets - Compliance and Communications Management	336.9	111.6	419.8	4.7	3.6
Investment Companies - Software Solutions	74.1	16.0	97.5	8.7	11.8
Investment Companies - Compliance and Communications Management	118.1	32.3	52.4	3.4	2.1
Total operating segments	665.9	171.7	761.3	33.5	37.1
Corporate	—	(43.8)	89.5	0.1	2.3
Total	$665.9	$127.9	$850.8	$33.6	$39.4

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

The Company serves its clients’ regulatory and compliance needs throughout their respective life cycles. For its capital markets clients, the Company offers solutions that allow companies to comply with U.S. Securities and Exchange Commission (“SEC”) regulations including filing agent services, where applicable, digital document creation and online content management tools that support their corporate financial transactions and regulatory/financial reporting; solutions to facilitate clients’ communications with their investors; and virtual data rooms and other deal management solutions. For investment companies, including mutual fund, insurance-investment and alternative investment companies, the Company provides solutions for creating, compiling and filing regulatory communications as well as solutions for investors designed to improve the access to and accuracy of their investment information.

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

Market Volatility/Cyclicality and Seasonality

The Company’s Capital Markets segments (CM-SS and CM-CCM), in particular, are subject to market volatility in the United States and world economies, as the success of the transactional and Venue offerings is largely dependent on the global market for initial public offerings (“IPOs”), secondary offerings, mergers and acquisitions (“M&A”), public and private debt offerings, leveraged buyouts, spinouts, special purpose acquisition company (“SPAC”) and de-SPAC transactions and other similar transactions. A variety of factors impact the global markets for transactions, including economic activity levels, interest rates, market volatility, the regulatory and political environment, geopolitical and civil unrest and global pandemics, among others. Due to the significant net sales and profitability derived from transactional and Venue offerings, market volatility can lead to uneven financial performance when comparing to previous periods. U.S. IPOs, M&A transactions and public debt offerings were also previously disrupted by U.S. federal government shutdowns, and any future government shutdowns could result in additional volatility. The Company mitigates a portion of this volatility through its compliance offerings, supporting the quarterly and annual public company reporting processes through its filing services and ActiveDisclosure, as well as its Investment Companies segments (IC-SS and IC-CCM) regulatory and stockholder communications offerings, including Arc Suite. The Company also mitigates some of the risk by offering services in higher demand during a down market, such as document management tools for the bankruptcy/restructuring process and by moving upstream in the filing process with products like Venue.

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

Government Regulations and Regulatory Impact

The SEC is adopting new as well as amending existing rules and forms to modernize the reporting and disclosure of information under the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Investment Company Act of 1940, as amended (the “Investment Company Act”). These actions, primarily within the Investment Companies business, are driving significant regulatory changes which impact the Company’s customers, and have enabled the Company to accelerate its transition from print and distribution to software solutions.

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

Investment Companies – Compliance & Communications Management—The IC-CCM segment provides clients with tech-enabled solutions for creating, filing and distributing regulatory communications and solutions for investor communications, as well as XBRL-formatted filings pursuant to the Investment Company Act, through the SEC's EDGAR system. The IC-CCM segment also provides turnkey proxy services, including discovery, planning and implementation, print and mail management, solicitation, tabulation services, stockholder meeting review and expert support.

Executive Overview

Third Quarter Overview

Net sales for three months ended September 30, 2023 decreased by $8.7 million, or 4.6%, to $180.0 million from $188.7 million for the three months ended September 30, 2022, including a $1.5 million, or 0.8%, decrease due to the disposition of the EdgarOnline (“EOL”) business and a $0.7 million, or 0.4%, increase due to changes in foreign currency exchange rates. Net sales decreased primarily due to lower capital markets transactional and compliance volumes, partially offset by software solutions price increases and higher volumes.

Income from operations for the three months ended September 30, 2023 increased by $3.1 million, or 11.6%, to $29.8 million from $26.7 million for the three months ended September 30, 2022, primarily due to cost control initiatives, lower selling expense as a result of the decrease in sales volumes, lower restructuring, impairment and other charges, net and lower incentive compensation expense, partially offset by lower sales volumes, an unfavorable sales mix and higher depreciation and amortization expense.

Year-to-Date Overview

Net sales for the nine months ended September 30, 2023 decreased by $45.2 million, or 6.8%, to $620.7 million from $665.9 million for the nine months ended September 30, 2022, including a $4.7 million, or 0.7%, decrease due to the disposition of the EOL business and a $1.4 million, or 0.2%, decrease due to changes in foreign currency exchange rates. Net sales decreased primarily due to lower capital markets transactional volumes, partially offset by software solutions price increases and higher volumes.

Income from operations for the nine months ended September 30, 2023 decreased by $27.7 million, or 21.7%, to $100.2 million from $127.9 million for the nine months ended September 30, 2022, primarily due to lower sales volumes, an unfavorable sales mix, higher depreciation and amortization expense, higher bad debt expense and higher restructuring, impairment and other charges, net, partially offset by cost control initiatives, lower selling expense as a result of the decrease in sales volumes and lower incentive compensation expense.

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

Results of Operations for the Three and Nine Months Ended September 30, 2023 as Compared to the Three and Nine Months Ended September 30, 2022

The following table shows the results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Net sales
Tech-enabled services	$80.4	$87.4	$(7.0)	(8.0%)	$263.3	$312.4	$(49.1)	(15.7%)
Software solutions	73.2	69.5	3.7	5.3%	219.0	210.9	8.1	3.8%
Print and distribution	26.4	31.8	(5.4)	(17.0%)	138.4	142.6	(4.2)	(2.9%)
Total net sales	180.0	188.7	(8.7)	(4.6%)	620.7	665.9	(45.2)	(6.8%)
Cost of sales (a)
Tech-enabled services	29.3	35.3	(6.0)	(17.0%)	99.6	113.2	(13.6)	(12.0%)
Software solutions	25.9	29.0	(3.1)	(10.7%)	81.2	85.1	(3.9)	(4.6%)
Print and distribution	15.7	19.6	(3.9)	(19.9%)	78.6	96.2	(17.6)	(18.3%)
Total cost of sales	70.9	83.9	(13.0)	(15.5%)	259.4	294.5	(35.1)	(11.9%)
Selling, general and administrative expenses (a)	65.4	63.8	1.6	2.5%	212.1	205.5	6.6	3.2%
Depreciation and amortization	14.4	11.7	2.7	23.1%	41.2	33.6	7.6	22.6%
Restructuring, impairment and other charges, net	(0.3)	2.6	(2.9)	nm	8.4	4.6	3.8	82.6%
Other operating income, net	(0.2)	—	(0.2)	nm	(0.6)	(0.2)	(0.4)	nm
Income from operations	29.8	26.7	3.1	11.6%	100.2	127.9	(27.7)	(21.7%)
Interest expense, net	4.1	2.3	1.8	78.3%	12.2	5.9	6.3	nm
Investment and other income, net	(0.1)	(2.8)	2.7	(96.4%)	(7.3)	(3.3)	(4.0)	nm
Earnings before income taxes	25.8	27.2	(1.4)	(5.1%)	95.3	125.3	(30.0)	(23.9%)
Income tax expense	7.7	8.0	(0.3)	(3.8%)	23.7	33.7	(10.0)	(29.7%)
Net earnings	$18.1	$19.2	$(1.1)	(5.7%)	$71.6	$91.6	$(20.0)	(21.8%)

(a)
Exclusive of depreciation and amortization

nm – Not meaningful

Consolidated

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

Net sales of tech-enabled services of $80.4 million for the three months ended September 30, 2023 decreased $7.0 million, or 8.0%, as compared to the three months ended September 30, 2022. Net sales of tech-enabled services decreased primarily due to lower capital markets transactional and compliance volumes.

Net sales of software solutions of $73.2 million for the three months ended September 30, 2023 increased $3.7 million, or 5.3%, as compared to the three months ended September 30, 2022. Net sales of software solutions increased primarily due to Venue and ActiveDisclosure price increases and higher ArcRegulatory and Venue volumes, partially offset by the disposition of the EOL business in the fourth quarter of 2022.

Net sales of print and distribution of $26.4 million for the three months ended September 30, 2023 decreased $5.4 million, or 17.0%, as compared to the three months ended September 30, 2022. Net sales of print and distribution decreased primarily due to lower capital markets transactional and compliance volumes.

Tech-enabled services cost of sales of $29.3 million for the three months ended September 30, 2023 decreased $6.0 million, or 17.0%, as compared to the three months ended September 30, 2022. Tech-enabled services cost of sales decreased primarily due to lower sales volumes, cost control initiatives, a lower allocation of technology-related expense and lower incentive compensation expense, partially offset by an unfavorable sales mix. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales decreased 4.0%, primarily driven by cost control initiatives and lower incentive compensation expense, partially offset by an unfavorable sales mix.

Software solutions cost of sales of $25.9 million for the three months ended September 30, 2023 decreased $3.1 million, or 10.7%, as compared to the three months ended September 30, 2022. Software solutions cost of sales decreased primarily due to cost control initiatives, partially offset by higher product development costs. As a percentage of software solutions net sales, software solutions cost of sales decreased 6.3%, primarily driven by price increases and cost control initiatives, partially offset by higher product development costs.

Print and distribution cost of sales of $15.7 million for the three months ended September 30, 2023 decreased $3.9 million, or 19.9%, as compared to the three months ended September 30, 2022. Print and distribution cost of sales decreased primarily due to lower sales volumes and cost control initiatives. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 2.1%, primarily driven by cost control initiatives.

SG&A expenses of $65.4 million for the three months ended September 30, 2023 increased $1.6 million, or 2.5%, as compared to the three months ended September 30, 2022. SG&A expenses increased primarily due to a higher allocation of technology-related expense, higher share-based compensation expense and higher bad debt expense, partially offset by cost control initiatives and lower selling expense as a result of the decrease in sales volumes. As a percentage of net sales, SG&A expenses increased to 36.3% for the three months ended September 30, 2023 from 33.8% for the three months ended September 30, 2022, primarily driven by higher share-based compensation expense, a higher allocation of technology-related expense and higher bad debt expense, partially offset by cost control initiatives and lower selling expense.

Depreciation and amortization of $14.4 million for the three months ended September 30, 2023 increased $2.7 million, or 23.1%, as compared to the three months ended September 30, 2022. Depreciation and amortization increased primarily due to additional software development and higher other intangible asset amortization expense, as further described in Note 3, Goodwill and Other Intangible Assets, net.

Restructuring, impairment and other charges, net decreased $2.9 million as compared to the three months ended September 30, 2022. In 2022, these charges included $2.3 million of employee termination costs for approximately 10 employees.

Income from operations of $29.8 million for the three months ended September 30, 2023 increased $3.1 million, or 11.6%, as compared to the three months ended September 30, 2022. Income from operations increased primarily due to cost control initiatives, lower selling expense as a result of the decrease in sales volumes, lower restructuring, impairment and other charges, net and lower incentive compensation expense, partially offset by lower sales volumes, an unfavorable sales mix and higher depreciation and amortization expense.

Interest expense, net of $4.1 million for the three months ended September 30, 2023 increased $1.8 million, or 78.3%, as compared to the three months ended September 30, 2022. Interest expense, net increased primarily due to a higher variable interest rate on the Company's outstanding debt facilities.

Investment and other income, net of $0.1 million for the three months ended September 30, 2023 decreased $2.7 million, or 96.4%, as compared to the three months ended September 30, 2022. Investment and other income, net decreased primarily due to a decrease in earnings on equity investments.

The effective income tax rate was 29.8% for the three months ended September 30, 2023 as compared to 29.4% for the three months ended September 30, 2022. The increase in the effective income tax rate was primarily driven by a higher forecasted annual effective rate as a result of permanent adjustments and lower pre-tax earnings, partially offset by a decrease in non-recognizable losses in the current period and the net favorable impact of discrete adjustments.

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

Net sales of tech-enabled services of $263.3 million for the nine months ended September 30, 2023 decreased $49.1 million, or 15.7%, as compared to the nine months ended September 30, 2022. Net sales of tech-enabled services decreased primarily due to lower capital markets transactional and compliance volumes and lower investment companies compliance volumes.

Net sales of software solutions of $219.0 million for the nine months ended September 30, 2023 increased $8.1 million, or 3.8%, as compared to the nine months ended September 30, 2022. Net sales of software solutions increased primarily due to ActiveDisclosure and Venue price increases and higher ArcRegulatory, ArcPro and Venue volumes, partially offset by the disposition of the EOL business in the fourth quarter of 2022.

Net sales of print and distribution of $138.4 million for the nine months ended September 30, 2023 decreased $4.2 million, or 2.9%, as compared to the nine months ended September 30, 2022. Net sales of print and distribution decreased primarily due to lower capital markets transactional and compliance volumes.

Tech-enabled services cost of sales of $99.6 million for the nine months ended September 30, 2023 decreased $13.6 million, or 12.0%, as compared to the nine months ended September 30, 2022. Tech-enabled services cost of sales decreased primarily due to lower sales volumes, cost control initiatives, lower incentive compensation expense and a lower allocation of technology-related expense, partially offset by an unfavorable sales mix. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales increased 1.6%, primarily driven by an unfavorable sales mix, partially offset by cost control initiatives and lower incentive compensation expense.

Software solutions cost of sales of $81.2 million for the nine months ended September 30, 2023 decreased $3.9 million, or 4.6%, as compared to the nine months ended September 30, 2022. Software solutions cost of sales decreased primarily due to cost control initiatives and lower incentive compensation expense, partially offset by higher product development costs. As a percentage of software solutions net sales, software solutions cost of sales decreased 3.3%, primarily driven by cost control initiatives and lower incentive compensation expense, partially offset by higher product development costs.

Print and distribution cost of sales of $78.6 million for the nine months ended September 30, 2023 decreased $17.6 million, or 18.3%, as compared to the nine months ended September 30, 2022. Print and distribution cost of sales decreased primarily due to cost control initiatives. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 10.7%, primarily driven by cost control initiatives.

SG&A expenses of $212.1 million for the nine months ended September 30, 2023 increased $6.6 million, or 3.2%, as compared to the nine months ended September 30, 2022. SG&A expenses increased primarily due to a higher allocation of technology-related expense, higher bad debt expense, higher share-based compensation expense and higher employee-related expense driven by additional headcount in areas that support the Company's strategic initiatives, partially offset by cost control initiatives and lower selling expense as a result of the decrease in sales volumes. As a percentage of net sales, SG&A expenses increased to 34.2% for the nine months ended September 30, 2023 from 30.9% for the nine months ended September 30, 2022, primarily due to higher bad debt expense, higher share-based compensation expense, a higher allocation of technology-related expense and higher employee-related expense, partially offset by cost control initiatives and lower selling expense.

Depreciation and amortization of $41.2 million for the nine months ended September 30, 2023 increased $7.6 million, or 22.6%, as compared to the nine months ended September 30, 2022, primarily due to additional software development and higher other intangible assets amortization expense, as further described in Note 3, Goodwill and Other Intangible Assets, net.

Restructuring, impairment and other charges, net of $8.4 million for the nine months ended September 30, 2023 increased $3.8 million, or 82.6%, as compared to the nine months ended September 30, 2022. In 2023, these charges included $7.9 million of employee termination costs for approximately 150 employees. In 2022, these charges included $4.0 million of employee termination costs for approximately 80 employees.

Income from operations of $100.2 million for the nine months ended September 30, 2023 decreased $27.7 million, or 21.7%, as compared to the nine months ended September 30, 2022. Income from operations decreased primarily due to lower sales volumes, an unfavorable sales mix, higher depreciation and amortization expense, higher bad debt expense and higher restructuring, impairment and other charges, net, partially offset by cost control initiatives, lower selling expense as a result of the decrease in sales volumes and lower incentive compensation expense.

Interest expense, net of $12.2 million for the nine months ended September 30, 2023 increased $6.3 million as compared to the nine months ended September 30, 2022. Interest expense, net increased primarily due to a higher variable interest rate on the Company's debt facilities and a higher average Revolving Facility (as defined below) balance during the nine months ended September 30, 2023.

Investment and other income, net of $7.3 million for the nine months ended September 30, 2023 increased $4.0 million as compared to the nine months ended September 30, 2022. Investment and other income, net increased primarily due to realized gains on the sale of investments in equity securities, partially offset by a decrease in earnings on equity investments.

The effective income tax rate was 24.9% for the nine months ended September 30, 2023, as compared to 26.9% for the nine months ended September 30, 2022. The decrease in the effective income tax rate was primarily driven by the net favorable impact of discrete adjustments and lower pre-tax earnings.

Information by Segment

The following tables summarize net sales, income from operations, operating margin and certain items impacting comparability within each of the operating segments and Corporate.

Capital Markets – Software Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Net sales	$46.5	$45.8	$0.7	1.5%	$137.9	$136.8	$1.1	0.8%
Income from operations	4.9	4.4	0.5	11.4%	8.7	11.8	(3.1)	(26.3%)
Operating margin	10.5%	9.6%			6.3%	8.6%
Items impacting comparability
Restructuring, impairment and other charges, net	(0.5)	0.1	(0.6)	nm	2.5	1.1	1.4	nm
Non-income tax, net	(0.2)	(0.2)	—	—	(0.5)	(0.5)	—	—

nm – Not meaningful

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

Net sales of $46.5 million for the three months ended September 30, 2023 increased $0.7 million, or 1.5%, as compared to the three months ended September 30, 2022. Net sales increased primarily due to Venue and ActiveDisclosure price increases and higher Venue volumes, partially offset by a $1.5 million decrease due to the disposition of the EOL business in the fourth quarter of 2022.

Income from operations of $4.9 million for the three months ended September 30, 2023 increased $0.5 million, or 11.4%, as compared to the three months ended September 30, 2022, primarily due to cost control initiatives and price increases, partially offset by an increase in depreciation and amortization expense and higher selling expense.

Operating margin increased from 9.6% for the three months ended September 30, 2022 to 10.5% for the three months ended September 30, 2023, primarily due to cost control initiatives and price increases, partially offset by an increase in depreciation and amortization expense and higher selling expense.

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

Net sales of $137.9 million for the nine months ended September 30, 2023 increased $1.1 million, or 0.8%, as compared to the nine months ended September 30, 2022. Net sales increased primarily due to ActiveDisclosure and Venue price increases and higher Venue volumes, partially offset by a $4.7 million decrease due to the disposition of the EOL business in the fourth quarter of 2022.

Income from operations of $8.7 million for the nine months ended September 30, 2023 decreased $3.1 million, or 26.3%, as compared to the nine months ended September 30, 2022, primarily due to an increase in depreciation and amortization expense, the decline in sales due to the disposition of EOL, higher selling expense, a higher allocation of overhead costs and higher restructuring, impairment, and other charges, net, partially offset by price increases, cost control initiatives and lower incentive compensation expense.

Operating margin decreased from 8.6% for the nine months ended September 30, 2022 to 6.3% for the nine months ended September 30, 2023, primarily due to an increase in depreciation and amortization expense, the decline in sales due to the disposition of EOL, a higher allocation of overhead costs and higher restructuring, impairment, and other charges, net, partially offset by price increases, cost control initiatives and lower incentive compensation expense.

Capital Markets – Compliance and Communications Management

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Net sales	$70.1	$83.3	$(13.2)	(15.8%)	$287.1	$336.9	$(49.8)	(14.8%)
Income from operations	24.9	22.2	2.7	12.2%	88.5	111.6	(23.1)	(20.7%)
Operating margin	35.5%	26.7%			30.8%	33.1%
Items impacting comparability
Restructuring, impairment and other charges, net	0.1	1.8	(1.7)	(94.4%)	4.4	2.2	2.2	100.0%
Accelerated rent expense	—	0.1	(0.1)	(100.0%)	0.6	0.1	0.5	nm
Gain on sale of long-lived assets	(0.2)	—	(0.2)	nm	(0.6)	(0.2)	(0.4)	nm
Non-income tax, net	(0.1)	—	(0.1)	nm	(0.1)	(0.1)	—	—
COVID-19 related recoveries	—	(0.1)	0.1	(100.0%)	—	(0.3)	0.3	(100.0%)

nm – Not meaningful

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

Net sales of $70.1 million for the three months ended September 30, 2023 decreased $13.2 million, or 15.8%, as compared to the three months ended September 30, 2022. Net sales decreased primarily due to lower transactional and compliance volumes.

Income from operations of $24.9 million for the three months ended September 30, 2023 increased $2.7 million, or 12.2%, as compared to the three months ended September 30, 2022, primarily due to cost control initiatives, lower selling expense as a result of the decrease in sales volumes and lower restructuring, impairment and other charges, net, partially offset by lower sales volumes and an unfavorable sales mix.

Operating margin increased from 26.7% for the three months ended September 30, 2022 to 35.5% for the three months ended September 30, 2023, primarily due to cost control initiatives, lower selling expense as a result of the decrease in sales volumes and lower restructuring, impairment and other charges, net, which had a positive impact on operating margin of 2.4%, partially offset by lower sales volumes and an unfavorable sales mix.

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

Net sales of $287.1 million for the nine months ended September 30, 2023 decreased $49.8 million, or 14.8%, as compared to the nine months ended September 30, 2022. Net sales decreased primarily due to lower transactional and compliance volumes.

Income from operations of $88.5 million for the nine months ended September 30, 2023 decreased $23.1 million, or 20.7%, as compared to the nine months ended September 30, 2022, primarily due to lower sales volumes, an unfavorable sales mix, higher bad debt expense and higher restructuring, impairment and other charges, net, partially offset by cost control initiatives, lower selling expense as a result of the decrease in sales volumes and lower incentive compensation expense.

Operating margin decreased from 33.1% for the nine months ended September 30, 2022 to 30.8% for the nine months ended September 30, 2023, primarily due to an unfavorable sales mix, higher bad debt expense and higher restructuring, impairment and other charges, net, partially offset by cost control initiatives, lower selling expense as a result of the decrease in sales volumes and lower incentive compensation expense.

Investment Companies – Software Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Net sales	$26.7	$23.7	$3.0	12.7%	$81.1	$74.1	$7.0	9.4%
Income from operations	6.6	3.9	2.7	69.2%	18.3	16.0	2.3	14.4%
Operating margin	24.7%	16.5%			22.6%	21.6%
Items impacting comparability
Restructuring, impairment and other charges, net	(0.1)	0.1	(0.2)	nm	0.5	0.2	0.3	nm
Non-income tax, net	(0.1)	—	(0.1)	nm	(0.2)	(0.1)	(0.1)	100.0%

nm – Not meaningful

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

Net sales of $26.7 million for the three months ended September 30, 2023 increased $3.0 million, or 12.7%, as compared to the three months ended September 30, 2022. Net sales increased primarily due to higher ArcRegulatory and ArcPro volumes.

Income from operations of $6.6 million for the three months ended September 30, 2023 increased $2.7 million, or 69.2%, as compared to the three months ended September 30, 2022, primarily due to higher sales volumes and cost control initiatives, partially offset by a higher allocation of overhead costs and higher product development costs.

Operating margin increased from 16.5% for the three months ended September 30, 2022 to 24.7% for the three months ended September 30, 2023, primarily due to higher sales volumes and cost control initiatives, partially offset by higher product development costs.

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

Net sales of $81.1 million for the nine months ended September 30, 2023 increased $7.0 million, or 9.4%, as compared to the nine months ended September 30, 2022. Net sales increased primarily due to higher ArcRegulatory and ArcPro volumes and price increases.

Income from operations of $18.3 million for the nine months ended September 30, 2023 increased $2.3 million, or 14.4%, as compared to the nine months ended September 30, 2022, primarily due to higher sales volumes, cost control initiatives and price increases, partially offset by a higher allocation of overhead costs, higher product development costs and an increase in depreciation and amortization expense.

Operating margin increased from 21.6% for the nine months ended September 30, 2022 to 22.6% for the nine months ended September 30, 2023, primarily due to higher sales volumes, cost control initiatives and price increases, partially offset by higher product development costs, a higher allocation of overhead costs and an increase in depreciation and amortization expense.

Investment Companies – Compliance and Communications Management

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Net sales	$36.7	$35.9	$0.8	2.2%	$114.6	$118.1	$(3.5)	(3.0%)
Income from operations	11.2	10.5	0.7	6.7%	35.4	32.3	3.1	9.6%
Operating margin	30.5%	29.2%			30.9%	27.3%
Items impacting comparability
Restructuring, impairment and other charges, net	0.1	0.4	(0.3)	(75.0%)	0.1	0.6	(0.5)	(83.3%)

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

Net sales of $36.7 million for the three months ended September 30, 2023 increased $0.8 million, or 2.2%, as compared to the three months ended September 30, 2022. Net sales increased primarily due to higher transactional volumes, partially offset by lower compliance volumes.

Income from operations of $11.2 million for the three months ended September 30, 2023 increased $0.7 million, or 6.7%, as compared to the three months ended September 30, 2022, primarily due to cost control initiatives and higher sales volumes, partially offset by a higher allocation of overhead costs.

Operating margin increased from 29.2% for the three months ended September 30, 2022 to 30.5% for the three months ended September 30, 2023, primarily due to cost control initiatives, partially offset by a higher allocation of overhead costs.

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

Net sales of $114.6 million for the nine months ended September 30, 2023 decreased $3.5 million, or 3.0%, as compared to the nine months ended September 30, 2022. Net sales decreased primarily due to lower compliance volumes.

Income from operations of $35.4 million for the nine months ended September 30, 2023 increased $3.1 million, or 9.6%, compared to the nine months ended September 30, 2022, primarily due to cost control initiatives and operational efficiencies as well as lower incentive compensation expense, partially offset by lower sales volumes and a higher allocation of overhead costs.

Operating margin increased from 27.3% for the nine months ended September 30, 2022 to 30.9% for the nine months ended September 30, 2023, primarily due to cost control initiatives and operational efficiencies as well as lower incentive compensation expense, partially offset by a higher allocation of overhead costs.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Operating expenses	$17.8	$14.3	$50.7	$43.8
Items impacting comparability
Share-based compensation expense	6.1	4.4	17.1	13.9
Restructuring, impairment and other charges, net	0.1	0.2	0.9	0.5
Accelerated rent expense	—	0.1	—	0.1

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

Corporate operating expenses for the three months ended September 30, 2023 increased $3.5 million as compared to the three months ended September 30, 2022, primarily due to higher share-based compensation expense, higher incentive compensation expense and higher healthcare expense.

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

Corporate operating expenses for the nine months ended September 30, 2023 increased $6.9 million as compared to the nine months ended September 30, 2022, primarily due to higher share-based compensation expense and higher consulting expense.

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

Adjusted EBITDA is not presented in accordance with GAAP and has important limitations as an analytical tool. These measures should not be considered as a substitute for analysis of the Company’s results as reported under GAAP. In addition, these measures are defined differently by different companies and, accordingly, such measures may not be comparable to similarly-titled measures of other companies. In addition to the factors listed above, share-based compensation expense is excluded from Adjusted EBITDA. Although share-based compensation is a key incentive offered to certain of the Company’s employees, business performance is evaluated excluding share-based compensation expense. Depending upon the size, timing and the terms of grants, share-based compensation expense may vary but will recur in future periods.

A reconciliation of net earnings to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net earnings	$18.1	$19.2	$71.6	$91.6
Restructuring, impairment and other charges, net	(0.3)	2.6	8.4	4.6
Share-based compensation expense	6.1	4.4	17.1	13.9
Accelerated rent expense	—	0.2	0.6	0.2
Gain on investments in equity securities	—	(0.5)	(6.9)	(0.5)
Non-income tax, net	(0.4)	(0.2)	(0.8)	(0.7)
Gain on sale of long-lived assets	(0.2)	—	(0.6)	(0.2)
COVID-19 related recoveries	—	(0.1)	—	(0.3)
Depreciation and amortization	14.4	11.7	41.2	33.6
Interest expense, net	4.1	2.3	12.2	5.9
Investment and other income, net	(0.1)	(2.3)	(0.4)	(2.8)
Income tax expense	7.7	8.0	23.7	33.7
Adjusted EBITDA	$49.4	$45.3	$166.1	$179.0

Restructuring, impairment and other charges, net—The three months ended September 30, 2023 included a net credit for employee termination costs of $0.6 million. The nine months ended September 30, 2023 included employee termination costs of $7.9 million. The three and nine months ended September 30, 2022 included employee termination costs of $2.3 million and $4.0 million, respectively. Refer to Note 5, Restructuring, Impairment and Other Charges, net, for additional information.

Share-based compensation expense—Included charges of $6.1 million and $17.1 million for the three and nine months ended September 30, 2023, respectively, and $4.4 million and $13.9 million for the three and nine months ended September 30, 2022, respectively.

Accelerated rent expense—Includes charges of $0.6 million for the nine months ended September 30, 2023, and $0.2 million for both the three and nine months ended September 30, 2022, related to the acceleration of rent expense associated with abandoned operating leases.

Gain on investments in equity securities—Included a net realized gain of $6.9 million for the nine months ended September 30, 2023 related to the sales of investments in equity securities and an unrealized gain of $0.5 million for both the three and nine months ended September 30, 2022. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies, for additional information.

Non-income tax, net—Included income of $0.4 million and $0.8 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively, related to certain estimated non-income tax exposures previously accrued by the Company.

Gain on sale of long-lived assets—Included a gain of $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively, and a gain of $0.2 million for the nine months ended September 30, 2022, from non-refundable deposits on the potential sale of land.

COVID-19 related recoveries—Included recoveries of $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively, from certain governmental subsidies related to employee wages at certain international locations.

Liquidity and Capital Resources

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its investors. Cash on hand, operating cash flows and the Company’s Revolving Facility are the primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s debt obligations, capital expenditures necessary to support productivity improvement and growth and completion of restructuring programs.

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes. The Company has the ability to repatriate foreign cash, associated with foreign earnings previously subjected to U.S. tax, with minimal additional tax consequences. The Company maintains its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S., with the exception of the previously taxed foreign earnings already subject to U.S. tax. The Company did not repatriate excess cash at its foreign subsidiaries to the U.S. during the year ended December 31, 2022 or during the nine months ended September 30, 2023. The Company is evaluating whether to make any cash repatriations in the future.

On August 16, 2022, President Biden signed the Inflation Reduction Act (“IRA”) into law, which included enactment of a 15% corporate minimum tax effective in 2023 and imposes a 1% excise tax on share repurchases that occur after December 31, 2022. The Company currently does not expect the IRA to have a material impact on its Unaudited Condensed Consolidated Financial Statements.

Cash and cash equivalents were $11.7 million at September 30, 2023, which included $4.6 million in the U.S. and $7.1 million at international locations.

The following describes the Company’s cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Net cash provided by operating activities	$49.2	$76.9
Net cash used in investing activities	(33.1)	(39.4)
Net cash used in financing activities	(38.7)	(83.6)
Effect of exchange rate on cash and cash equivalents	0.1	2.4
Net decrease in cash and cash equivalents	$(22.5)	$(43.7)

Cash Flows Provided by Operating Activities

Operating cash inflows and outflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor, rent and other operating activities.

Net cash provided by operating activities was $49.2 million for the nine months ended September 30, 2023 compared to $76.9 million for the nine months ended September 30, 2022. The decrease in cash provided by operating activities was primarily due to a decrease in net earnings, an unfavorable change in accounts payable, an unfavorable change in accounts receivable and an increase in interest paid, partially offset by lower incentive compensation and commissions payments. Accounts payable decreased operating cash flows by $13.8 million for the nine months ended September 30, 2023, as compared to increasing operating cash flows by $4.9 million for the nine months ended September 30, 2022, primarily due to timing of supplier payments. Accounts receivables decreased operating cash flows by $37.0 million for the nine months ended September 30, 2023, as compared to a decrease of $20.5 million for the nine months ended September 30, 2022, primarily due to timing of collections. The Company's interest payments increased from $4.9 million to $12.8 million for the nine months ended September 30, 2023, primarily due to higher interest rates and higher average borrowings on the Revolving Facility (as defined below). These decreases in cash provided were partially offset by accrued liabilities and other, which decreased operating cash flows by $22.7 million for the nine months ended September 30, 2023, as compared to a decrease of $44.2 million for the nine months ended September 30, 2022, primarily due to lower incentive compensation payments in 2023 as a result of the Company's 2022 operating results and lower commissions payments in 2023 as a result of lower sales volumes.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $33.1 million for the nine months ended September 30, 2023, which consisted of $43.0 million of capital expenditures, substantially all related to investments in software development, partially offset by $9.9 million of proceeds from sales of investments in equity securities. The Company expects that capital expenditures for the year ended December 31, 2023 will be approximately $60 million.

Net cash used in investing activities was $39.4 million for the nine months ended September 30, 2022, which consisted of capital expenditures, mostly driven by investments in software development.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $38.7 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2023, the Company made payments of $221.5 million on the Revolving Facility borrowings, partially offset by $218.0 million of proceeds from the Revolving Facility borrowings. The Company's common stock repurchases for the nine months ended September 30, 2023 totaled $35.4 million, which included $18.0 million of repurchases under the stock repurchase program and $17.4 million associated with vesting of the Company employee's equity awards.

Net cash used in financing activities was $83.6 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the Company received $270.0 million of proceeds from the Revolving Facility borrowings, offset by $202.5 million of payments on the Revolving Facility borrowings. The Company’s common stock repurchases for the nine months ended September 30, 2022 totaled $150.0 million, which included $137.9 million of repurchases under the stock repurchase program and $12.1 million associated with vesting of the Company employees' equity awards.

Debt

The Company’s debt as of September 30, 2023 and December 31, 2022 consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Term Loan A Facility	$125.0	$125.0
Borrowings under the Revolving Facility	41.5	45.0
Unamortized debt issuance costs	(0.6)	(0.8)
Total long-term debt	$165.9	$169.2

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

As of September 30, 2023, there were $41.5 million of borrowings outstanding under the Revolving Facility as well as $2.5 million in outstanding letters of credit and bank guarantees, of which $1.0 million of the outstanding letters of credit reduced the availability under the Revolving Facility. Based on the Company’s results of operations for the twelve months ended September 30, 2023 and existing debt, the Company would have had the ability to utilize the remaining $257.5 million of the Revolving Facility and not have been in violation of the terms of the agreement.

The current availability under the Revolving Facility and net available liquidity as of September 30, 2023 are shown in the table below:

September 30, 2023
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	$41.5
Impact on availability related to outstanding letters of credit	1.0
$42.5

Current availability at September 30, 2023	$257.5
Cash and cash equivalents	11.7
Net Available Liquidity	$269.2

The Company was in compliance with its debt covenants as of September 30, 2023, and expects to remain in compliance based on management’s estimates of operating and financial results for fiscal year 2023 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of September 30, 2023, the Revolving Facility is supported by fifteen U.S. and international financial institutions.

As of September 30, 2023, the Company met all the conditions required to borrow under the Revolving Facility, and management expects the Company to continue to meet the applicable borrowing conditions.

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

Item 4. Controls and Procedures

(a)
Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of September 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

(b)
Changes in internal control over financial reporting.

The Company is implementing a new quote-to-cash process, including the implementation of new systems, for certain of its software services ("QTC Process"). This project is expected to improve the efficiency and effectiveness of certain business transactions, invoicing and reporting processes, as well as the underlying systems environment. The new QTC Process will be a significant component of the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There were no material changes during the three months ended September 30, 2023 to the risk factors identified in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
July 1, 2023 - July 31, 2023	105,106	$46.42	105,106	$116,236,372
August 1, 2023 - August 31, 2023	130,789	47.59	129,327	110,080,793
September 1, 2023 - September 30, 2023 (b)	76,854	49.95	75,932	$106,289,792
Total	312,749	$47.78	310,365

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
(b)
Includes 3,000 shares, valued at $0.2 million, for which the Company placed orders prior to September 30, 2023 that were not settled until the fourth quarter of 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc., as filed on May 19, 2023 with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on May 19, 2023)

3.3

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.1

Indenture, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.2

Description of the Donnelley Financial Solutions, Inc. Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated December 31, 2019, filed on February 26, 2020)

10.1

Amended and Restated Credit Agreement, dated as of May 27, 2021, as amended pursuant to the First Amendment, dated as of May 11, 2023, by and among Donnelley Financial Solutions, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated June 30, 2023, filed on August 2, 2023)

10.2

2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.3

Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2017, filed on May 23, 2017)*

10.4

Amendment to the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan dated May 20, 2019 (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A (file No. 001-37728) filed on April 22, 2019)*

10.5

Amendment to Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan dated June 27, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 10-Q dated June 30, 2019, filed on August 1, 2019)*

10.6

Donnelley Financial Solutions, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed on February 22, 2022)*

10.7

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to R.R Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.8

Donnelley Financial Solutions, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.9

Donnelley Financial Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.10

Donnelley Financial Solutions, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 15, 2020, filed on July 20, 2020)*

10.11

Letter Agreement to Employment Agreement, dated as of April 20, 2018, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 10, 2018, filed on April 16, 2018)*

10.12

Amended and Restated Employment Agreement, dated as of July 13, 2017, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 13, 2017, filed on July 14, 2017)*

10.13

Amendment dated as of July 15, 2020 to Amended and Restated Employment Agreement dated as of July 13, 2017 between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 15, 2020, filed on July 20, 2020)*

10.14

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and David A. Gardella (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.15

Waiver of Severance Benefits, dated as of June 1, 2017, by and between David A. Gardella and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.16

Assignment of Severance Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and Jennifer B. Reiners (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.17

Employment Agreement, dated as of March 21, 2016, between R.R. Donnelley & Sons Company and Craig Clay (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed on February 22, 2022)*

10.18

Waiver of Severance Benefits, dated as of June 16, 2017, by and between Craig Clay and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed on February 22, 2022)*

10.19

Employment Agreement, dated as of June 9, 2010, between R.R. Donnelley & Sons Company and Eric Johnson (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed on February 22, 2022)*

10.20

Waiver of Severance Benefits, dated as of June 19, 2017, by and between Eric Johnson and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed on February 22, 2022)*

10.21

Waiver of Severance Benefits, dated as of June 1, 2017, by and between Jennifer B. Reiners and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

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

10.41	Third Amendment to Real Estate Sale Agreement, dated as of September 21, 2023, between Donnelley Financial, LLC and Aspirant Partners, LLC (filed herewith)

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

Date: November 1, 2023