Form 10-K
period 2023-12-31
Donnelley Financial Solutions, Inc.
filed 2024-02-20
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the shares of common stock (based on the closing price of these shares on the NYSE) on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates was approximately $1.1 billion.

As of February 15, 2024, 29,090,244 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement related to its annual meeting of stockholders scheduled to be held on May 15, 2024 are incorporated by reference into Part III of this Form 10-K.

DONNELLEY FINANCIAL SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

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
•
failure to maintain the confidentiality, integrity and availability of systems, software and solutions as a result of a material breach of security or other performance issues;
•
the growth of new technologies and changes in client demands, to which the Company may not be able to adequately adapt;
•
the Company’s inability to maintain client referrals;
•
the competitive market for the Company’s products, clients' budgetary constraints and industry fragmentation affecting prices;
•
the ability to gain client acceptance of the Company’s new products and technologies;
•
failure of disaster recovery and business continuity plans to adequately respond to a material disruptive event;
•
undetected errors or failures found in the Company's services and products could tie-up customer support resources or delay market acceptance of the Company's services and products;
•
the retention of existing, and continued attraction of key employees, including management;
•
failure to properly use and protect client and employee information and data;
•
the effect of availability, quality, security or other performance issues of any of the Company’s or third-party systems or services;
•
factors that affect client demand, including changes in economic conditions and national or international regulations;
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
•
the effect of economic and political conditions, including global health crises and geopolitical instability, on a regional, national or international basis.

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

PART I

ITEM 1. BUSINESS

Company Overview

DFIN is a leading global provider of innovative software and technology-enabled financial regulatory and compliance solutions. The Company provides regulatory filing and deal solutions via its software, technology-enabled services and print and distribution solutions to public and private companies, mutual funds and other regulated investment firms, to serve its clients’ regulatory and compliance needs. DFIN helps its clients comply with applicable regulations where and how they want to work in a digital world, providing numerous solutions tailored to each client’s precise needs. The prevailing trend is toward clients choosing to utilize the Company’s software solutions, in conjunction with its tech-enabled services, to meet their document and filing needs, while at the same time shifting away from physical print and distribution of documents, except for when it is still regulatorily required or requested by investors.

The Company serves its clients’ regulatory and compliance needs throughout their respective life cycles. For its capital markets clients, the Company offers solutions that allow companies to comply with U.S. Securities and Exchange Commission (“SEC”) regulations and support their corporate financial transactions and regulatory/financial reporting through the use of digital document creation and online content management tools; filing agent services, where applicable; solutions to facilitate clients’ communications with their investors; and virtual data rooms and other deal management solutions. For investment companies, including mutual fund, insurance-investment and alternative investment companies, the Company provides solutions for creating, compiling and filing regulatory communications as well as solutions for investors designed to improve the access to and accuracy of their investment information.

Technological advancements, regulatory changes, and evolving workflow preferences have led to the Company’s clients managing more of the financial disclosure process themselves, changing the marketplace for the Company’s services and products. DFIN’s strategy in its Software Solutions segments (CM-SS and IC-SS, as defined below) aligns with the changing marketplace by focusing the Company’s investments and resources in its advanced software solutions, primarily ActiveDisclosure® (“ActiveDisclosure”), Arc Suite® software platform (“Arc Suite”) and Venue® Virtual Data Room (“Venue”), while making targeted investments, such as the Company’s acquisition of Guardum Holdings Limited (“Guardum”) in 2021, to further enhance product features. In its Compliance & Communications Management segments (CM-CCM and IC-CCM, as defined below), the Company’s strategy focuses on maintaining its market-leading position by offering a high-touch, service-oriented experience, using its unique combination of tech-enabled services and print and distribution capabilities.

Capital Markets

The Company provides software solutions, tech-enabled services and print and distribution solutions to public and private companies for deal solutions and compliance to companies that are, or are preparing to become, subject to the filing and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Capital markets clients leverage the Company’s software offerings, proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the SEC's Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) system for their transactional and ongoing compliance needs. The Company assists its capital markets clients throughout the course of initial public offerings (“IPOs”), secondary offerings, mergers and acquisitions (“M&A”), public and private debt offerings, leveraged buyouts, spinouts, special purpose acquisition companies (“SPAC”) and subsequent de-SPAC transactions and other similar transactions. In addition, the Company provides clients with compliance solutions to prepare their ongoing required Exchange Act filings that are compatible with the SEC’s EDGAR system, most notably Form 10-K, Form 10-Q, Form 8-K and proxy filings. These solutions include the Company’s traditional full-service EDGAR filing preparation and filing agent services, tech-enabled services and print and distribution solutions as well as the Company’s software solutions, ActiveDisclosure and Venue. In 2023, approximately 34% of capital markets net sales related to software solutions, of which approximately 59% related to Venue, the Company’s transactional solution, and 34% related to ActiveDisclosure, the Company's compliance solution. In 2023, tech-enabled services and print and distribution solutions accounted for approximately 66% of capital markets net sales, of which approximately 52% were transactional in nature and 48% were compliance in nature. In 2022, approximately 31% of capital markets net sales related to software solutions, of which approximately 55% related to Venue and 34% related to ActiveDisclosure. In 2022, tech-enabled services and print and distribution solutions accounted for approximately 69% of capital markets net sales, of which approximately 58% were transactional in nature and 42% were compliance in nature.

Transactional Solutions

The Company helps capital markets clients throughout the course of public and private business transactions via its full-service traditional services. The Company supports deal participants in creating transaction-related registration statements, proxy statements and prospectuses, filing client documents as their filing agent through the SEC's EDGAR filing system and managing print for distribution to investors. The Company also provides registration statement, prospectus preparation and filing services through ActiveDisclosure and data room and secure file sharing through Venue.

The Company’s Venue solution is a highly secure ISO/IEC 27001:2013-certified data room platform that allows clients to share confidential information in real-time throughout the transaction lifecycle. Clients can also maintain control over sensitive data when conducting due diligence for M&A transactions, raising capital, dual-tracking an IPO or developing a document repository. Specifically, companies have used Venue to securely organize, manage, distribute and track corporate governance, financing, legal and other documents in an online workspace accessible to internal and outside advisors. Venue allows clients to analyze documents to help them better understand their content as well as mitigate risk through the use of Venue's auto-redaction capability which protects personally identifiable information using efficient, secure and systematically burned-in redaction. The Company also engages third parties to perform annual SOC2 Type II compliance audits and penetration/vulnerability testing.

The Company's private conference facilities offer around-the-clock services to support the transaction process, production platform and service delivery for a fully-virtual experience while replicating the in-person experience. Clients utilize the range of options available to them, including a hybrid approach with working group members participating both virtually and in-person during drafting sessions for their transactions. While the Company has significantly reduced its private conferencing facilities footprint, the service helps clients maintain confidentiality in deal negotiations and provides clients a place to host in-person working groups to meet, strategize and prepare documents for the transaction deal stream.

Compliance Solutions

The Company provides compliance solutions to capital markets clients in preparing the Exchange Act filings that are compatible with the SEC’s EDGAR system via its full-service traditional services and through the use of ActiveDisclosure. Capital markets clients leverage the Company’s deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the SEC's EDGAR system.

The Company's cloud-based product, ActiveDisclosure, provides features such as built-in collaboration tools and eXtensible Business Reporting Language (“XBRL”) and Inline XBRL (“iXBRL”) client-tagging capability. The cloud-based product replaced legacy ActiveDisclosure 3.0, which was decommissioned in 2023. ActiveDisclosure provides capital markets clients with end-to-end solutions to collaborate, tag, validate and file with the SEC efficiently over 80 different forms, including Section 16 and Form 144 forms. By leveraging its software platform, ActiveDisclosure brings teams together across departments, functions and geographies in real time to create and edit filings and other documents across devices, simultaneously, while providing detailed audit trails for tracking every change made and employing interactive notifications for important tasks or comments. ActiveDisclosure utilizes native Microsoft Excel reporting capabilities of financial consolidation systems to seamlessly flow changes throughout an entire document automatically, reducing risk and providing additional assurance to clients. The Company employs stringent data security and privacy practices to provide that information is encrypted. ActiveDisclosure is ISO/IEC 27001:2013-certified, and the Company also engages third parties to perform annual SOC2 Type II compliance audits and penetration/vulnerability testing.

The Company also supports capital markets clients in meeting SEC-mandated regulatory filing requirements, including tagging filings in the applicable XBRL format, through its full-service traditional offerings and through the use of ActiveDisclosure. The Company provides clients with a suite of tagging, review and validation tools and has accounting and finance professionals that assist its capital markets clients with the processes of tag selection, tag review, file creation, validation and distribution.

The Company helps capital markets clients elevate their proxy filings from compliance documents to investor-focused strategic communications tools with Proxy Design services. The Company’s end-to-end proxy solutions include advisory services, proxy strategy and design, disclosure management, SEC EDGAR filing and expertise, online hosting solutions, print production, distribution and annual meeting services. Through a strategic relationship, the Company can also simplify and facilitate the annual meeting and proxy process for its capital markets clients through the deployment of project management services and state-of-the-art voting and tabulation technology. This arrangement allows the Company to provide end-to-end annual and special meeting services, from fulfillment and distributions of proxy materials, to the centralization of communications for all investors, to hosting of virtual stockholder meetings and tabulation of voting results.

The Company provides additional compliance solutions through strategic relationships, including a full suite of audit management and compliance solutions for Sarbanes-Oxley Act (“SOX”) compliance, operational audits, IT compliance, enterprise risk management and workflow management.

Investment Companies

The Company provides software solutions, tech-enabled services and print, distribution and fulfillment solutions to its investment companies clients that are subject to the filing and reporting requirements of the U.S. Investment Company Act of 1940, as amended (the “Investment Company Act”) as well as European and Canadian regulations, which are primarily mutual fund companies, alternative investment companies, insurance companies and third-party fund administrators. The Company’s Arc Suite software platform, which includes ArcDigital, ArcReporting, ArcPro and ArcRegulatory, is ISO/IEC 27001:2013-certified and enables its investment companies clients to comply with applicable ongoing SEC, Canadian and European regulations as well as to create, manage and deliver accurate and timely financial communications to investors and regulators. Investment companies clients leverage the Company’s proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents (including incorporating appropriate XBRL and iXBRL tagging) through the SEC's EDGAR system. In 2023, approximately 42% of investment companies net sales related to software solutions, while tech-enabled services and print and distribution solutions accounted for approximately 58% of investment companies net sales, of which approximately 89% were compliance in nature and 11% were transactional in nature. In 2022, approximately 41% of investment companies net sales related to software solutions, while tech-enabled services and print and distribution solutions accounted for approximately 59% of investment companies net sales, of which 94% were compliance in nature and 6% were transactional in nature.

The Company’s Arc Suite software platform provides investment companies clients with a comprehensive suite of cloud-based technology services and products that store and manage information in a self-service, central repository allowing regulatory documents to be easily accessed, assembled, edited, translated, rendered and submitted to regulators for compliance purposes. Arc Suite products are cloud-based and include automation and single-source data validation which streamlines processes and drives efficiencies for clients.

The Company provides turnkey proxy services, including discovery, planning and implementation, print and mail management, solicitation, tabulation services, stockholder meeting review and expert support for mutual funds, variable annuities, REITs and other alternative investments. Through a strategic relationship, the Company provides a suite of software to brokers and financial advisors that enables them to monitor and view stockholder communications. The Company offers various technology and electronic delivery services and products to make the distribution of documents and content more efficient. The Company also supports the distribution, tabulation and solicitation of stockholders for corporate elections and mutual fund proxy events. The Company’s services and sales teams currently support clients in the United States, Canada, Ireland, the United Kingdom, France and Luxembourg.

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

Capital Markets – Software Solutions—The CM-SS segment provides Venue and ActiveDisclosure to public and private companies to help manage public and private transactional and compliance processes; collaborate; and tag, validate and file SEC documents.

Capital Markets – Compliance & Communications Management—The CM-CCM segment provides tech-enabled services and print and distribution solutions to public and private companies for deal solutions and SEC compliance requirements. The Company's private conference facilities offer around-the-clock services to support the transaction process, production platform and service delivery model for a fully-virtual experience while replicating the in-person experience. The Company has seen clients utilizing the range of options available to them, including a hybrid approach with working group members participating both virtually and in-person during drafting sessions for their transactions.

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

Investment Companies – Compliance & Communications Management—The IC-CCM segment provides clients with tech-enabled solutions for creating, filing and distributing regulatory communications and solutions for investor communications, as well as XBRL and iXBRL-formatted filings pursuant to the Investment Company Act, through the SEC's EDGAR system. The IC-CCM segment also provides turnkey proxy services, including discovery, planning and implementation, print and mail management, solicitation, tabulation services, stockholder meeting review and expert support.

Services and Products

The Company separately reports its net sales and related cost of sales for its software solutions, tech-enabled services and print and distribution offerings. The Company’s software solutions consist of ActiveDisclosure, Arc Suite and Venue. The Company’s tech-enabled services offerings consist of document composition, compliance-related SEC EDGAR filing services and transactional solutions. The Company’s print and distribution offerings primarily consist of conventional and digital printed products and related shipping.

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

The Company's disposition of the eBrevia business closed on December 1, 2023, and the Company received net cash proceeds of $0.5 million.

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

The global compliance industry, in general, is highly competitive and barriers to entry have decreased as a result of technology innovation and the simplification of SEC EDGAR filings. Despite some consolidation in recent years, the industry remains highly fragmented in the United States and even more so internationally with many in-country alternative providers. The Company expects competition to increase from existing competitors as well as new and emerging market entrants. In addition, as the Company expands its services and product offerings, it may face competition from new and existing competitors. The Company competes primarily on the depth and breadth of its products, features, benefits, service levels, subject matter regulatory expertise, security, reliability, price and reputation.

Digital technologies have impacted many of the products and markets in which the Company competes, most acutely in the Company’s mutual fund, variable annuity and public company compliance business offerings. While the Company offers a high-touch, service-oriented experience, technology changes have provided alternatives to the Company’s clients that allow them to manage more of the financial disclosure process themselves. The Company has invested in its own software solutions, ActiveDisclosure, Arc Suite and Venue, to serve clients and increase retention, and has invested to expand capabilities and address new market sectors. The future impact of technology as well as changes in regulatory and disclosure requirements on the business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions and investments in its existing business to offer clients innovative services and solutions that support the Company’s position as a technology service leader in this evolving industry.

The Company’s competitors for SEC filing services for public company clients include full service financial communications providers, technology point solution providers focused on financial communications and general technology providers. The Company’s competitors for Venue include providers of virtual data room-specific solutions and enterprise software providers that offer online products that serve as document repositories, virtual data rooms as well as file sharing and collaboration solutions. The Company’s competitors for SEC filing services for investment companies clients include full service traditional providers, small niche technology providers as well as local and regional print providers that offer competing printing, mailing and fulfillment services.

Technology

The Company invests resources in developing software solutions to address customer and market requirements. The Company invests in client facing solutions and its core systems and has also adopted market-leading third-party systems which have improved the efficiency of its sales and operations processes. The Company has continued to invest in enhancements of its technology-based offerings including ActiveDisclosure, the Arc Suite software platform, Venue, SEC EDGAR filing and iXBRL services, among others. The Company continues to invest in leading and innovative technology such as cloud-native solutions, composable applications, Application Programming Interface (“API”) management machine learning and hybrid cloud architecture.

Market Volatility/Cyclicality and Seasonality

The Company’s Capital Markets segments (CM-SS and CM-CCM), in particular, are subject to market volatility, as the demand for the transactional and Venue offerings is largely dependent on the global market for IPOs, secondary offerings, M&A, public and private debt offerings, leveraged buyouts, spinouts, SPAC and de-SPAC transactions and other similar transactions. A variety of factors impact the global markets for transactions, including economic activity levels, interest rates, market volatility, the regulatory and political environment, geopolitical and civil unrest and global pandemics, among others. Due to the significant net sales and profitability derived from transactional and Venue offerings, market volatility can lead to uneven financial performance when comparing to previous periods. U.S. IPOs, M&A transactions and public debt offerings were also previously disrupted by U.S. federal government shutdowns, and any future government shutdowns could result in additional volatility. The Company's compliance offerings, supporting the quarterly and annual public company reporting processes through its filing services and ActiveDisclosure, as well as its Investment Companies segments (IC-SS and IC-CCM) regulatory and stockholder communications offerings, including Arc Suite are less impacted by market volatility. The Company's overall risk profile is balanced by offering services in higher demand during a down market, such as document management tools for the bankruptcy/restructuring process and by moving upstream in the filing process with products like Venue.

The quarterly/annual public company reporting cycle subjects the Company to filing seasonality which peaks shortly after the end of each fiscal quarter. Additionally, investment companies clients' financial and regulatory reporting requirements include filings for mutual funds on a semi-annual basis as well as annual prospectus filings, which peaks during the second fiscal quarter. The seasonality and associated operational implications include the need to increase staff during peak periods through a combined strategy of hiring temporary personnel, increasing the premium time of existing staff and outsourcing production for a number of services. ActiveDisclosure and Arc Suite provide clients and their financial advisors software solutions which allow them to autonomously file and distribute compliance documents with regulatory agencies reducing the need for additional service support during peak periods. The Company remains focused on driving annual recurring revenue to mitigate the impact of market volatility on its financial results.

Government Regulations and Regulatory Impact

The SEC is adopting new as well as amending existing rules and forms to modernize the reporting and disclosure of information under the Securities Act, the Exchange Act and the Investment Company Act. As the scope and complexity of the regulatory environment continues to increase, regulators are also demanding greater use of structured, machine-readable data in companies' disclosures. These actions are driving significant changes which impact the Company’s customers, and have enabled the Company to offer new value-added functionality and services and accelerate its transition from print and distribution to software solutions.

On October 26, 2022, the SEC announced that it adopted the Tailored Shareholder Reports (“TSR”) for Mutual Funds and Exchange-Traded Funds rule which requires certain investment companies to complete a new concise and visually engaging annual and semi-annual TSR that highlights key information that is particularly important for retail investors to assess and monitor their investments. The TSR, which can be printed and mailed or delivered electronically upon request of the investor, replaces SEC Rule 30e-3 “Optional Internet Availability of Investment Company Shareholder Reports” for open-ended funds and ETFs registered under N-1A and will require iXBRL tagging. The rule went into effect on January 24, 2023 and compliance is required by July 24, 2024. As a result, the Company is expecting an increase in net sales from Arc Suite software, tech-enabled services and print beginning in the second half of 2024.

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

Resources

The primary raw materials used in the Company’s printed products are paper and ink. Paper and ink are sourced from a small set of select suppliers to ensure consistent quality and provide for continuity of supply. The global supply chain challenges, because of the COVID-19 pandemic, made it more difficult to source paper in 2021 and 2022, with residual effects in 2023. The Company experienced a more stable supply of paper in the latter half of 2023 and anticipates continued stability in 2024. The Company believes that the risk of incurring material losses as a result of any unforeseen shortage in raw materials is unlikely as the Company has strategically downsized its print production platform in favor of outsourcing the offset printing to its select network of vendors and reduced its print and distribution revenue such that the losses, if any, would not have a materially negative impact on the Company’s business.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, electronically or by direct shipment to customer facilities.

Customers

For each of the years ended December 31, 2023, 2022 and 2021, no customer accounted for 10% or more of the Company’s net sales.

Human Capital

The Company’s human capital objective is to attract, retain and develop the talent needed to deliver on the Company’s strategic priorities. The Company strives to create a culture where employees are empowered to do their best work each day and are rewarded based on their contributions and performance.

As of December 31, 2023, the Company had approximately 1,900 employees, approximately 83% of whom are located in the United States and approximately 17% in international locations. The Company's workforce is approximately 40% female and 60% male, with an average tenure of approximately 13.4 years with the Company (including periods prior to the Separation from RRD). The Company also hires contractors for production and engineering support. None of the Company’s employees are represented by a labor union or covered by a collective bargaining agreement. The Company's 2023 voluntary turnover rate was 6.3% for its global workforce and 5.4% for its U.S. workforce, which is lower than the industry average.

In 2023, the Company continued its strategy to provide greater market-driven and predictable pay and benefit programs through the “My Total Wellbeing” program. The components of the program are below:

My Time—The Company has an unlimited paid time-off philosophy in which U.S. salaried employees can take as much time as needed for vacation or personal issues not covered by other sick or disability policies. The policy also provides up to 12 weeks of paid maternity leave and six weeks paid leave for fathers and both adoptive parents in the U.S.

The Company continued to embrace a flexible model in which employees work remotely (with the exception of essential employees whose roles require them to be on site). Office space is available and often used for team meetings and collaboration.

My Career—The Company supports employees in growing their skills and making informed choices about their career. The “Career Map,” available on the Company's intranet site, shows every role in the Company by level with summaries about key positions. The map and career framework are designed to help employees understand how their role fits into the overall structure and the various pathways for advancement.

My Health—The Company offers comprehensive health benefits including medical insurance, prescription drug benefits, dental insurance and vision insurance. The Company is responsive to employee input in designing its programs and, in 2023, introduced new offerings in its health plans to meet its workforce's evolving needs. The Company's programs focus on physical as well as mental and emotional health and encouraging all employees to take ownership of their wellbeing.

My Money—The Company offers competitive base salaries and compensation programs to reward performance relative to key strategic and financial metrics. The Company cultivates a “pay for performance” culture so that when the Company does well, it shares those rewards with employees. In 2023, the Company launched an Employee Stock Purchase Plan, which allowed eligible employees based in the U.S. to purchase DFIN stock at a 10% discount through payroll deductions. The Company also provides a bi-weekly 401(k) match of 50 cents for every dollar an employee contributes up to 6% of eligible compensation with a potential for an additional discretionary Company match based upon overall Company performance.

The Company's other offerings include short-term disability, long-term disability, life insurance programs, health savings accounts (which includes a Company contribution), flexible spending accounts and a group legal services plan.

Diversity, Equity and Inclusion (“DEI”)—The Company is committed to fostering a diverse, equitable and inclusive environment where people feel valued, respected and heard. Over the past three years, the Company has diversified its managerial ranks, including the diversity of its Board of Directors (the “Board”). In the U.S. the workforce was approximately 67% white and 33% people of color.

Through recruiting, development and promotion, the Company has made progress in bringing more diverse perspectives into leadership. The Company has seen an approximately 6% increase in representation for women and people of color at the level of supervisor and above (“Supervisor+”) over the last three years. In 2023, 37% of U.S. employees in Supervisor+ roles were women and 25% were people of color. The Company's Board reflects both gender and racial/ethnic diversity, constituting 22% each.

In 2021, the Company formed a DEI Council (the “DEI Council”) comprised of U.S. employees from across the organization. The Council has supported the launch of DFIN's two employee resource groups (“ERGs”) and championed efforts around mental wellness with campaigns for World Mental Health Day and Mental Health Awareness Month. In 2023, employees launched a second ERG dedicated to mental wellbeing: DFIN MINDS (Mental Inclusivity and NeuroDiversity Support). The Women's Impact Network (“WIN”) continued to foster a sense of community and connection among women employees by organizing local meetups and hosting events that celebrate the success of women leaders. The DEI Council and ERGs play an important role in keeping DEI at the forefront of the Company's culture. One of the DEI Council's first acts was to survey employees to gauge sentiment about DEI in order to help benchmark and track progress over time.

The Company is committed to paying its employees in a fair and equitable way and has a rigorous compensation review process, including a review by external counsel and consultants.

Learning and Development—The Company invests in its employees’ skills and professional development by offering virtual, social and self-directed learning, mentoring, coaching and career development opportunities. In 2023, approximately 62% of employees engaged in self-directed learning and development activities through the Company's on-demand learning platforms. The Company continues to focus on leadership development with two cohort leadership development programs aligned to the Company's values, leadership behaviors and skills for effective leadership. In partnership with external vendors, the Company provides development for senior leaders in the form of 360 surveys, formal coaching and program specific/skill-based development to support their career growth. In 2023, the Company piloted a Women in Leadership interactive development workshop series focused on strategic leadership and financial acumen.

In addition to learning and development, the Company requires employees to complete a series of mandatory courses in data protection, IT security, principles of ethical business conduct, harassment awareness, anti-corruption/anti-trust and data privacy. In 2023, the Company achieved 100% completion of these required courses.

Employee Experience—DFIN's Total Wellbeing program underscores its employment value proposition. These proof points have helped to attract, engage and retain employees and have translated into being certified as a Most Loved Workplace by the Best Practice Institute, a leadership benchmark research company, two years in a row. Employees were surveyed and Company earned high ratings in the areas of trust, teamwork and competence.

In 2023, the Company was again ranked on Newsweek's list of Top 100 Most Loved Workplaces® in America, which recognizes companies that have created a workplace where employees feel respected, inspired and appreciated. Employees cited their strong bond with coworkers, flexible work schedules and strong management and senior leadership among the reasons they loved working for DFIN.

For the fifth year in a row, the Company was chosen as one of the Best Places to Work by Built In, for offering the best compensation packages, total rewards and cultural programs, among peers. Built In is the online community for startups and tech companies.

Health and Safety—The health, safety and well-being of its employees is the Company’s highest priority and a core element of its culture. The Company believes everyone contributes to a safe and healthy work environment no matter their role in the organization. The Company’s Environmental, Health and Safety Management System aligns with ISO 14001 and 45001. The Company sets annual leading and lagging indicators to improve its sustainability performance and in 2023 achieved a workforce total recordable incident rate of 0.28 (per 200,000 hours worked). Manufacturing employees achieved a 100% completion rate for job-specific safety training and participate in an onsite safety committee that promotes safe practices at work and at home.

2023 marked the fifth year DFIN observed the importance of employee health and safety among its global workforce through its annual Safety Week event. Employees participated in a 5-day activity challenge during this event and collectively achieved approximately 8.5 million steps. In November 2023, the Company expanded its Pinnacle Awards to recognize employee contributions in six categories: community service, data privacy and security, DEI, the environment, safety, health and wellbeing and living the Company values.

Climate

The Company’s climate impact has benefited from operational changes such as reducing physical office space, closing several manufacturing facilities, adopting a fully flexible work environment and less employee commuter travel. In addition, for the sixth year in a row, the Company purchased renewable energy credits to match 100% of the electricity used by its print manufacturing facilities. The Corporate Responsibility and Governance Committee of the Company's Board has broad oversight of environmental, social and governance issues, which includes climate-related risks and opportunities. Due to the nature of the business, DFIN does not anticipate any material direct impacts from climate-related regulations, physical effects of climate change or material expenditures for climate-related projects.

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

ITEM 1A. RISK FACTORS

The Company’s consolidated results of operations, financial position and cash flows can be adversely affected by various risks. These risks include the principal factors listed below and other matters set forth in the Annual Report. You should carefully consider all of these risks.

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

The Company’s customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate login credentials, including passwords, or to introduce viruses or other malware programs to its information systems, the information systems of its vendors or third-party service providers and/or its customers' computers. Though the Company endeavors to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber attacks against the Company or its vendors and third-party service providers remain a serious issue. Further, to access the Company’s services and products, the Company’s customers use personal electronic devices that are beyond DFIN’s security control systems. Techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until executed against a target. Similar to other software solutions, DFIN’s software may be vulnerable to these types of attacks. Breaches and other inappropriate access can be difficult to detect and any delay in identifying them could increase their harm. An attack of this type could disrupt the proper functioning of the Company’s software solutions, cause errors in the output of clients’ work, allow unauthorized access to sensitive, proprietary or confidential information and other undesirable or destructive outcomes.

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

Furthermore, DFIN’s systems allow the Company to share information that may be confidential in nature to its clients across the Company’s offices and remote working locations worldwide. This design allows the Company to increase global reach for its clients and increase its responsiveness to client demands, but also increases the risk of a security breach or a leak of such information as it allows additional points of access to information by increasing the number of employees and facilities working on certain jobs. In addition, DFIN’s systems leverage third-party outsourcing arrangements, which expedites the Company’s responsiveness but exposes information to additional access points. Malicious software, sabotage, ransomware and other cybersecurity breaches of the types described below could cause an outage in DFIN's infrastructure, which could lead to a substantial delay of service and ultimately downtimes, recovery costs and client claims. The occurrence of an actual or perceived information leak or breach of security could cause the Company’s reputation to suffer, clients to stop using DFIN’s services and products offerings, the Company to have to respond to requests from government agencies and customers in connection with such event and the Company to face lawsuits and potential liability, any of which could cause DFIN’s financial performance to be negatively impacted. The Company has incurred, and expects to continue to incur, expenses to prevent, investigate and remediate security breaches and vulnerabilities, including deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. Though the Company maintains professional liability insurance that includes coverage if a cybersecurity incident were to occur, there can be no assurance that insurance coverage will be available, responsive, or that the available coverage will be sufficient to cover losses and claims related to any cybersecurity incidents the Company may experience. Any of the security concerns could negatively impact the Company's results of operations, financial position and cash flows.

The Company’s business may be adversely affected if it fails to adapt to technological changes and address the changing demands of clients, including new technologies enabling clients to produce and file documents on their own.

The markets in which the Company and its clients operate are characterized by changing business models, technology and regulation that causes clients’ needs and demand for DFIN’s services and products to evolve. Technological advancements such as artificial intelligence and machine learning are impacting client workflows and raising expectations for user experience, scale and efficiency. The Company’s business may be adversely affected if clients seek out alternative means to produce and file regulatory documentation and implement technologies that assist them in this process. For example, clients and their financial advisors have increasingly relied on web-based services which allow clients to autonomously file and distribute reports required pursuant to the Exchange Act, prospectuses and other materials or utilized other technologies to facilitate collaborative document production and integration of financial and other types of data to produce compliance reports. If technologies are further developed to provide client alternative means to produce and file documents to meet their regulatory obligations, and the Company does not develop products or provide services to compete with such new technologies in a timely and cost-effective manner, the Company’s business may be adversely affected. The Company’s future success will depend, in part, on its ability to respond to these developments and keep pace with an evolving competitive landscape.

Some of DFIN’s systems, operations and infrastructure rely on third parties or are supported by third-party hardware, software and data storage. The Company’s business and reputation could suffer due to negative effects of poor availability, reliability, quality, security or other performance issues of these third-party systems and services.

Some of DFIN’s systems, operations and infrastructure rely on third parties and utilize hardware purchased or leased or incorporate software licensed from third parties. The Company also relies on third parties for certain data center and cloud services to support services and product delivery to clients. These third-party systems and services may not continue to be available on commercially reasonable terms or at all. Any loss of the right to use any of these systems and services could result in delays in the provisioning of DFIN’s services, which could negatively affect the Company’s business until alternatives are either developed by the Company or identified, obtained and integrated. In addition, it is possible that the Company’s vendors could increase their prices, which could have an adverse impact on DFIN’s business, operating results and financial condition. Further, changing vendors for these systems and services could detract from management’s ability to focus on the ongoing operations of the Company’s business, cause delays in the Company’s operations or service delivery to clients or result in increased expenses during a transitional period.

DFIN’s product and engineering capabilities require technology experts, data and software engineers and personnel with other specialized technical knowledge and experience. The Company utilizes contractors and other third parties for some of these human resources. The quality and timing of the development services provided by such resources is not totally under the Company’s control, which may result in late delivery, errors or higher project costs. A failure to appropriately manage third party resources could have an adverse impact on DFIN’s reputation or profitability.

Additionally, third-party systems and services underlying DFIN’s operations can contain undetected errors or bugs, or be susceptible to cybersecurity breaches described above. The Company may be forced to delay commercial release of its services until any discovered problems are corrected and, in some cases, may need to implement enhancements or modifications to correct errors that the Company does not detect until after deployment of its services. Furthermore, certain third-party service providers or vendors may have access to sensitive data including personal information, valuable intellectual property and other proprietary or confidential data, including that which was provided to DFIN by its clients. A third-party vendor could intentionally or inadvertently disclose sensitive data including personal information, which could have a material adverse effect on the Company’s business and financial results and damage the Company’s reputation.

In the event of a material disruptive event, the Company’s disaster recovery and business continuity plans may fail, which could adversely interrupt operations.

A number of core processes, such as software development, sales and marketing, client service and financial transactions, rely on DFIN’s IT infrastructure and applications. Many of DFIN’s products and services are delivered on a current and time-sensitive basis and depend on reliable access to important systems and information. Damage to the Company’s IT infrastructure could result from catastrophe, natural disaster, severe weather, power loss, telecommunications failure, terrorist attack or pandemic as well as from security breach of the types described above or other events that could have a significant disruptive effect on operations. Defects or malfunctions in the Company’s IT infrastructure and applications have caused, and could cause in the future, DFIN’s services and products offerings not to perform as clients expect, which could negatively impact the Company’s reputation and business. The Company has disaster recovery and business continuity plans in place in the event of system failure due to any of these events and these plans are tested regularly. If these disaster recovery or business continuity plans are not adequate to address the disruptive event, it could result in an outage in DFIN’s infrastructure, which could lead to a substantial delay of service and ultimately downtimes, recovery costs and client claims, any of which could negatively impact the Company’s results of operations, financial position and cash flows.

In addition, the Company’s business could be materially adversely affected by the risk, or the public perception of risk, related to a pandemic or widespread health crisis similar to the COVID-19 pandemic. Any preventative or protective actions that governments implement or that the Company takes in respect of a global health crises, such as travel or movement restrictions, quarantines or site closures, may interfere with the ability of the Company’s employees and vendors to perform their respective responsibilities and obligations relative to the conduct of DFIN’s business. Although a majority of the Company’s employees work remotely, restrictions on the locations of the Company’s manufacturing operations could impact service delivery timeliness or create other process inefficiencies. Such results could have a material adverse effect on DFIN’s reputation, client retention, operations, business, financial condition, results of operations and cash flows.

Undetected errors or failures found in DFIN’s services and products may result in loss of or delay in market acceptance of the services and products, a need for non-billable customer service and support or other effects that could negatively impact its business.

DFIN’s services and products may contain undetected errors or scalability limitations during their life cycle, but particularly when first introduced or as new versions are released to the market. The Company releases enhanced versions of products including platforms during various stages of development. Despite production testing by the Company and operational testing by current and potential clients, errors may not be found in new services and products until after commencement of commercial availability or use, resulting in a loss of or a delay in market acceptance, a need for additional non-billable customer service and support to ameliorate the error, damage to the Company’s reputation, client dissatisfaction and decline in net sales and operating income.

If the Company is unable to protect its proprietary technology and other rights, the value of DFIN’s business and its competitive position may be impaired.

If the Company is unable to protect its intellectual property, the Company’s competitors could use its intellectual property to market services and products similar to DFIN’s, which could decrease demand for its services. The Company relies on a combination of patents, trademarks, licensing and other proprietary rights laws, as well as third-party nondisclosure agreements and other contractual provisions and technical measures, to protect its intellectual property rights. These protections may not be adequate to prevent competitors from copying or reverse-engineering DFIN’s technology and services to create similar offerings. Additionally, any of DFIN’s pending or future patent applications may not be issued with the scope of protection the Company seeks, if at all. The scope of patent protection, if any, the Company may obtain is difficult to predict and the patents may be found invalid, unenforceable or of insufficient scope to prevent competitors from offering similar services. DFIN’s competitors may independently develop technologies that are substantially equivalent or superior to the Company’s technology. To protect DFIN’s proprietary information, the Company requires employees, consultants, advisors, independent contractors and collaborators to enter into confidentiality agreements and maintain policies and procedures to limit access to the Company’s trade secrets and proprietary information. These agreements and the other actions may not provide meaningful protection for DFIN’s proprietary information or know-how from unauthorized use, misappropriation or disclosure. Further, existing patent laws may not provide adequate or meaningful protection in the event competitors independently develop technology, products or services similar to DFIN’s. Even if the laws governing intellectual property rights provide protection, the Company may have insufficient resources to take the legal actions necessary to protect its interests. In addition, DFIN’s intellectual property rights and interests may not be afforded the same protection under the laws of foreign countries as they are under the laws of the United States.

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

A high level of customer support is critical for the successful marketing, sale and retention of DFIN’s solutions. If the Company is unable to provide a level of customer support and service to meet or exceed clients’ expectations, the Company could experience a loss of clients and market share, a failure to attract new clients, including in new geographic regions, and increased service and support costs and a diversion of resources. Risks related to the Company’s support and service offerings, similar to other software solution providers, include implementation risks caused by insufficient or incorrect information provided by clients, insufficient client expectation management, inadequate contracting and consumption models for services and support; deviations from standard terms and conditions or other communication deficiencies during service delivery. Any of these results could negatively impact the Company’s business, reputation, results of operations, financial position and cash flows.

A substantial part of the Company’s business depends on clients continuing their use of DFIN’s services and products. Any decline in the Company’s client retention would harm the Company’s future operating results.

The Company does not generally have long-term contracts for traditional services and products within the CM-CCM and IC-CCM segments and, therefore, relies on those clients continued use of DFIN’s services and products. As a result, client retention, particularly during periods of declining transactional volume, is an important part of the Company’s strategic business plan. There can be no assurance that clients will continue to use DFIN’s services and products to meet their ongoing needs, particularly in the face of competitors’ services and products offerings. Although some of the Company’s software contracts are multi-year, both multi-year contracts and contracts that are less than one year are subject to renewals. As a result, there can be no assurance that clients will continue to use DFIN’s software solutions to meet their ongoing needs. Client retention rates may decline due to a variety of factors, including:

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

The highly competitive market for DFIN’s services and products, clients’ budgetary constraints and industry fragmentation may continue to create adverse price dynamics.

The financial communications services industry is highly competitive with relatively low barrier to entry and the industry remains highly fragmented in North America and internationally. Management expects that competition will increase from existing competitors, as well as new and emerging entrants. Additionally, as the Company expands its services and product offerings, it may face competition from new and existing competitors. Budgetary constraints or other economic pressures on the Company’s existing or potential clients may impact DFIN’s ability to price its services and products profitably. As a result, these factors may lead to pricing dynamics for DFIN’s services and products which could negatively impact its business, results of operations, financial position and cash flows.

A failure to successfully develop, introduce or integrate new services or enhancements to DFIN’s services and products platforms, systems or applications, may harm DFIN’s reputation, and cause its net sales and operating income to suffer.

The Company’s business plan continues to focus on transitioning its business to a software and technology focused company, offering compliance and regulatory solutions. In order to do that, the Company must attract new clients for those businesses and expand the addressable market and relevant use cases for its offerings. DFIN’s ability to attract new clients and increase sales to existing clients depends in large part on the Company’s ability to enhance and improve existing services and products platforms, including application solutions, and to introduce new functionality and enhancements. As a percentage of total net sales, the Company’s software solutions net sales increased from 18% in 2018 to 37% in 2023, tech-enabled services net sales decreased from 46% in 2018 to 42% in 2023 and print and distribution net sales decreased from 36% in 2018 to 21% in 2023. In 2020, the Company undertook significant restructuring of its compliance and communications management operating segments due partially to regulatory changes that significantly reduced print volumes starting in 2021. In 2022, the Company completed the consolidation of its print platform, which enabled DFIN to achieve meaningful cost savings as well as reduced the number of owned and leased global facilities from 50 as of December 31, 2020 to 20 as of December 31, 2023.

The Company continues to invest substantially all of its capital expenditures budget on software development, including the development of software solutions for both investment companies and capital markets, most recently with the launch of cloud-based ActiveDisclosure in 2021 and the ongoing development of additional features thereafter and new functionality developed in Arc Suite in 2023 to prepare for the new TSR regulatory requirements in 2024. The Company utilizes product pilots, alpha release and other means to gauge market demand as DFIN’s operating results would suffer if its innovations are not responsive to the needs of the Company’s clients, are not appropriately timed with market opportunities or are not brought to market effectively. In addition, it is possible that management’s assumptions about the features that they believe will drive purchasing decisions for the Company’s potential clients or renewal decisions for the existing clients could be inaccurate. There can be no assurance that new products or services, or upgrades to DFIN’s products or services, will be released as anticipated or that, when released, they will be adopted by clients. Moreover, upgrades and enhancements to the Company’s platforms may require substantial capital investment without assurance that the upgrades and enhancements will enable the Company to achieve or sustain a competitive advantage in the services and products offerings. If the Company is unable to license or acquire new technology solutions to enhance existing services and products offerings, the results of operations, financial position and cash flows may be negatively impacted.

The Company may be unable to hire and retain talented employees, including management.

DFIN’s success depends, in part, on its general ability to attract, develop, motivate and retain highly skilled employees. Competition for these individuals is intense, especially for engineers with high levels of experience in designing and developing software and internet-related services, senior sales executives and professional services personnel with appropriate financial reporting experience. The loss of a significant number of employees or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on DFIN’s business. Management believes the Company’s ability to retain its client base and to attract new clients is directly related to DFIN’s sales force and client service personnel, and if the Company cannot retain these key employees, its business could suffer. In addition, many members of DFIN’s management have significant industry experience or functional experience that is valuable to competitors. The Company expects that its executive officers will have non-solicitation agreements contractually prohibiting them from soliciting clients and employees within a specified period of time after they leave DFIN. The Company undertakes succession planning to manage the risk that one of DFIN’s key members of management could unexpectedly leave, fall ill, pass away or otherwise become incapacitated and unable to work for an extended period of time. If one or more members of the senior management team are suddenly unavailable and their responsibilities cannot be handled by internal resources or a suitable replacement quickly, the Company could experience difficulty in managing its business properly, which could negatively impact its business, results of operations, financial position and cash flows.

Fluctuations in the costs and availability of paper and other raw materials may adversely impact the Company.

Global supply chain challenges leading to decreased availability of paper and other raw materials and the costs of these resources due to sourcing difficulties or otherwise have increased DFIN’s costs in the past and may do so in the future. The Company may not be able to pass these costs on to clients through higher prices. Moreover, rising raw materials costs, and any consequent impact on pricing, could lead to a decrease in demand for DFIN’s services and products.

DFIN’s business is dependent upon brand recognition and reputation, and the failure to maintain or enhance the Company’s brand or reputation would likely have an adverse effect on its business.

DFIN’s brand recognition and reputation are important aspects of the Company’s business. Maintaining and further enhancing DFIN’s brands and reputation will be important to retaining and attracting clients for DFIN’s products. The Company also believes that the importance of DFIN’s brand recognition and reputation for products will continue to increase as competition in the market for DFIN’s products and industry continues to increase. The Company’s success in this area will be dependent on a wide range of factors, some of which are beyond the Company’s control, including the efficacy of the Company’s marketing efforts, its ability to retain existing and obtain new clients and strategic partners, human error, the quality and perceived value of DFIN’s services and products offerings, customer service and support interactions, actions of the Company’s competitors and positive or negative publicity. Damage to the Company’s reputation and loss of brand equity may reduce demand for DFIN’s services and products offerings and negatively impact its business, results of operations, financial position and cash flows.

There are risks associated with operations outside the United States.

The Company has operations outside the United States. DFIN works with capital markets clients around the world, and in 2023 the Company’s international sales accounted for approximately 12% of DFIN’s total net sales. The Company’s operations outside of the United States are primarily focused in Asia, Europe and Canada. As a result, the Company is subject to the risks inherent in conducting business outside the United States, including:

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
•
potentially adverse tax consequences;
•
increased burdens of complying with a wide variety of foreign laws, including data privacy and employment-related laws, which may be more stringent than U.S. laws;
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

As of December 31, 2023, the Company had $125.0 million outstanding under its Term Loan A Facility, as defined below, and no borrowings outstanding under its Revolving Facility, as defined below. The Company’s ability to make payments on and to refinance indebtedness, as well as any future debt that it may incur, will depend on the Company’s ability to generate cash in the future from operations, financings or asset sales. The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. The Company may not generate sufficient funds to service its debt and meet its business needs, such as funding working capital or the expansion of the Company’s operations. If the Company is not able to repay or refinance debt as it becomes due, it may be forced to take disadvantageous actions, including facility closure, staff reductions, reducing financing in the future for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of cash flows from operations to the payment of principal and interest on its indebtedness, and restricting future capital return to stockholders. The lenders who hold the Company’s debt could also accelerate amounts due in the event of a default, which could potentially trigger a default or acceleration of the maturity of the Company’s debt.

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

The Company may be able to incur significant additional debt, including secured debt, in the future. Although the Amended and Restated Credit Agreement governing the Credit Facilities restrict the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions. Also, these restrictions do not prevent the Company from incurring obligations that do not constitute indebtedness. As of December 31, 2023, the Company had the remaining $299.0 million available for additional borrowing under the Revolving Facility. The more indebtedness the Company incurs, the further exposed it becomes to the risks associated with leverage described above.

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

Fluctuations in DFIN’s operating results or unfavorable commentary in the research and reports that equity research analysts publish about the Company may negatively affect the Company's stock price.

The market price of DFIN’s common stock may fluctuate significantly, which could result in substantial losses for investors in the Company’s stock. Factors that may cause the market price of the Company’s stock to fluctuate include:

•
fluctuations in the Company’s quarterly results or the results of other companies perceived to be similar to DFIN;
•
changes in DFIN’s estimates of its financial results;
•
the failure of any of DFIN’s products to gain market acceptance as compared to products offered by competitors;
•
regulatory developments in the markets the Company operates;
•
changes in DFIN’s capital structure;
•
litigation involving the Company or its industry;
•
investors’ general perception of the Company; and
•
changes in the general economic, industry and market conditions.

In addition, the trading market for DFIN’s common stock is influenced by the research and reports that equity research analysts publish about the Company and its business. The price of DFIN’s stock or trading volume in DFIN’s stock could decline if one or more equity analysts downgrade the Company’s stock or if those analysts issue other unfavorable commentary or cease publishing regular reports about the Company. If any of the foregoing occurs, it could cause the Company’s stock price to fall and may expose it to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

The Company’s management, subject to the Board's oversight in certain circumstances, has broad discretion in the use of its existing cash resources and may not use such funds effectively.

DFIN’s management has broad discretion in the application of the Company’s cash resources to make investments and other capital allocation decisions. The Company's management must make long-term investments and commit significant resources often before knowing whether such investments will result in services and products that satisfy its clients' needs or generate revenues sufficient to justify such investments. Accordingly, DFIN stockholders will have to rely upon the judgment of management with respect to the Company’s existing cash resources, with only limited information concerning management’s specific intentions. The Company’s management may spend the Company’s cash resources in ways that stockholders may not desire or that may not yield a favorable return over an acceptable timeline. While the Company has governance processes and internal controls in place to guide informed decision making and the Company's Board provides oversight of capital allocation and other important topics, these decisions are subject to uncertainties and involve judgment. The failure to apply the Company's funds effectively could harm the business.

The future sale of shares of the Company’s common stock may negatively affect the stock price.

If certain of the Company’s significant stockholders sell substantial amounts of DFIN common stock, including stock sales pursuant to Rule 10b5-1, the market price of its common stock could fall. For example, DFIN directors and officers may adopt written plans, known as Rule 10b5-1 plans, in which they may contract with a broker to sell shares on a periodic basis. This, combined with a potentially low daily trading activity in DFIN’s stock, may lead to greater fluctuations in the stock price. Low trading volume may also make it difficult for the Company’s stockholders to make transactions in a timely fashion.

Global economic and political conditions, including global health crises and geopolitical instability, broad trends in business and finance that are beyond the Company’s control may have a material impact on its business operations and those of DFIN’s clients and contribute to reduced levels of activity in the securities markets, which could adversely impact the Company’s results of operations.

As a multinational company, DFIN’s operations and ability to deliver services to its clients could be adversely impacted by general global economic and political conditions. DFIN’s business is highly dependent on the global financial services industry and exchanges and market centers around the world. Factors such as government shutdowns, legislative and regulatory changes, social and health conditions, international conflict, extreme weather or other natural disasters, the level and volatility of interest rates, currency values, inflation and taxation could all have an impact on the financial well-being of DFIN’s clients or securities markets activities. These impacts may reduce demand for DFIN’s services and products offerings and negatively impact its business, results of operations, financial position and cash flows.

Legal and Regulatory Risks

Modifications in the rules and regulations to which clients or potential clients are subject to may impact the demand for the Company’s services and products offerings.

Rapidly changing technology, evolving industry standards and regulatory requirements and new service and product introductions characterize the market for the Company's services and products. Clients are subject to rules and regulations requiring certain printed or electronic communications governing the form, content and delivery methods of such communications, such as SEC Rule 30e-3 which provides certain registered investment companies with an option to electronically deliver stockholder reports and other materials rather than providing such reports in paper. Other developments, such as the SEC's TSR rule required in 2024, are expected to drive increased demand for the Company's services and product in the Investment Company segments but also requires additional investment of capital and other resources. Modifications in these regulations may impact clients’ business practices and could impact the competitive landscape for DFIN’s services and products offerings. Other proposed rules regarding climate, proxy voting reform or other topics may be delayed or adopted in a form that is materially different from the Company's expectation. Modifications in such regulations could eliminate the need for certain types of communications altogether or impact the quantity or format of required communications. DFIN’s ability to monitor the timing and form of relevant developments at various stages of discussion, proposal or implementation are important for future operational planning and growth. The Company may find it difficult or costly to update its software and services to keep pace with evolving industry standards, regulatory requirements or other developments impacting the industries in which DFIN and its clients operate.

Increasing regulatory focus on privacy issues and expanding laws could impact DFIN’s software solutions and expose the Company to increased liability.

Privacy and data security laws apply to DFIN’s various businesses in all jurisdictions in which the Company operates. In particular, clients use DFIN’s software solutions, including Venue, to share personal data and information on a confidential basis, and such sharing may be subject to privacy and data security laws. DFIN’s global business operates in countries that have more stringent data protection laws than those in the United States. These data protection laws may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Complying with these regulations has been, and will continue to be, costly, and there are or will be significant penalties for failure to comply with these regulations. Further, any perception of DFIN’s practices, products or services as a violation of individual privacy rights may subject the Company to public criticism, class action lawsuits, reputational harm or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt DFIN’s business and expose the Company to liability.

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

The funded status of DFIN’s pension and other postretirement benefits plans is dependent upon many factors, including returns on invested assets and the level of certain interest rates. Declines in the market value of the securities held by the plans or increase in the obligations due to fluctuating interest rates could further reduce the funded status of the plans. These reductions may increase the level of expected required pension and other postretirement benefits plans contributions in future years. Various conditions may lead to changes in the discount rates used to value the year-end benefit obligations of the plans, which could partially mitigate, or worsen, the effects of lower asset returns. If adverse conditions were to continue for an extended period of time, the Company’s costs and required cash contributions associated with pension and other postretirement benefits plans may substantially increase in future periods.

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

The Company may become liable for funding obligations arising from multi-employer pension plans (“MEPP”) obligations of the Company’s former affiliates.

On April 13, 2020, LSC announced that it, along with most of its U.S. subsidiaries, voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. LSC and the Company separated from RRD in a tax-free distribution to stockholders of RRD effective October 1, 2016. In the second quarter of 2020, the Company became aware that, subsequent to the LSC Chapter 11 Filing, LSC failed to make certain required monthly and quarterly withdrawal liability payments to multiemployer pension plans from which RRD had withdrawn prior to the Separation. Responsibility for certain pre-Separation withdrawal liability obligations, resulting in such monthly and quarterly payment obligations (the “LSC MEPP Liabilities”), had been assigned to LSC pursuant to the Separation Agreement, while RRD retained responsibility for certain other pre-Separation withdrawal liability assessments against RRD. However, the Company and RRD remain jointly and severally liable for the LSC MEPP Liabilities pursuant to laws and regulations governing multiemployer pension plans, and the Company remains jointly and severally liable for certain additional RRD MEPP liabilities. In 2020 and 2021, RRD and the Company made payments to settle certain obligations related to these funds. In November 2021, arbitration proceedings were completed and the final allocation of the LSC MEPP Liabilities of one-third to the Company and two-thirds to RRD was determined by the arbitration panel. If RRD fails to make required payments in respect of the remaining LSC MEPP Liabilities or RRD fails to make required payments in respect of the RRD MEPP liabilities, the Company may become obligated to make such payments, which may negatively impact the Company’s cash flows and results of operations. In addition, the Company’s MEPP liabilities could also be affected by the financial stability of other employers participating in such plans and decisions by those employers to withdraw from such plans in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

A core aspect of the Company’s business relies on technology and software; as a result, the security of those technologies and software, as well as the protection of the confidential information entrusted to the Company by its customers, are key components of the Company’s business and strategy. DFIN maintains many processes for identifying, assessing and managing material risks from cybersecurity threats. These processes are applied throughout the organization and are monitored, updated and assessed. DFIN has developed cybersecurity risk management processes that are integrated into the Company’s overall risk management system and designed to be comprehensive. Risk management committees such as the Enterprise Risk Management Committee and the Ethics and Compliance Committee regularly review the Company’s policies and procedures governing cybersecurity. These policies and procedures inform protocols that align cybersecurity risk assessment and mitigation to evolving risks and threat vectors that impact broader enterprise risk categories, promoting a comprehensive approach. These processes include the identification, assessment and management of material risks that are derived from cybersecurity threats.

DFIN engages assessors, consultants, auditors and specialized third parties to enhance the Company’s cybersecurity posture. These collaborations provide evaluations, audits and insights to fortify DFIN’s resilience against evolving cyber threats. The DFIN Cybersecurity Program is based upon industry leading frameworks, which include International Standardization Organization (“ISO”) 27001, Control Objectives for Information Technology (COBIT). The Company’s technologies and software must also comply with domestic and international regulatory and legal requirements. Ensuring that these technologies and software comply with those regulations is a key focus of the Company’s efforts. DFIN has cyber incident response partners that conduct penetration testing and other exercises throughout the year whereby cybersecurity controls effectiveness is evaluated and reported to management. DFIN engages a third-party auditor to ascertain its cybersecurity risk management effectiveness as a part of its enterprise ISO 27001 certification process. The ISO 27001 certification process is highly proscribed and covers cyber risk management methodology, risk assessment and risk treatment. DFIN has adopted the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and engages a consultant to periodically assess the Company’s NIST CSF profile and maturity.

The Company leverages cybersecurity technologies designed to provide for the security of client, employee and business confidential data. The Company’s cybersecurity portfolio is inclusive of, but not limited to, data encryption, data masking, leading secure software development methodologies, application and network penetration testing, incident response, digital forensics, least-privileged access controls, anti-malware, end-point detection and response, virtual private networks and cyber threat intelligence. In addition, the Company manages a 24x7 Security Operations capability that monitors and responds to cyber threats in real-time.

DFIN manages and continues to mature a comprehensive third-party risk management program, referred to as “Supply Chain Security.” The program evaluates critical suppliers for inherent risk and classifies suppliers according to the overall risk they present to the Company. The processes also include evaluating existing suppliers and third parties for ongoing risk. The classification rating determines the frequency in which suppliers are evaluated. For example, those identified as critical suppliers are continuously monitored and assessed. Other supplier reviews occur on an annual basis or other cadence. Generally, these reviews include an evaluation of the effectiveness of a supplier or third party’s cybersecurity along with the risks associated with adding and/or integrating this third party into the DFIN ecosystem. New and existing suppliers that were determined to pose a material risk may be rejected or have their contracts terminated. Supply chain and third-party risk continues to be a top cybersecurity threat vector, and DFIN’s robust processes continue to oversee and identify cybersecurity risks associated with the Company’s use of third-party service providers. The Company believes that its regular assessments and due diligence help mitigate potential vulnerabilities relating to these relationships.

DFIN’s initiatives and internal goals incorporate cybersecurity, including cyber risk requirements and cyber risk analysis. To deliver upon regulatory, client and Company cybersecurity objectives, the Company made investments to support processes, architectures and system operations models which specifically address cyber risk, including but not limited to threat detection and response capabilities, end point detection, incident response partnerships and other services provided by managed security service providers. The Company leverages cybersecurity technologies designed to ensure security of client, employee and business confidential data. Minimization of cybersecurity risk is also a part of DFIN’s overall business strategy and is further evidenced by programmatic endeavors such as adopting a Zero Trust Architecture wherein all users, systems, applications and networks are deemed untrusted and must be verified. Separately, part of DFIN’s corporate strategy includes maintaining adequate cybersecurity insurance. During the renewal process underwriters evaluate all aspects of DFIN’s cybersecurity posture, providing another annual evaluation of the Company’s cyber risk management.

Risks from cybersecurity threats, including those described in Part I, Item 1A. Risk Factors, factor into many facets of DFIN’s operations and have a direct influence on business strategy. For example, cybersecurity risk considerations may be factored into how DFIN’s products are designed and technology is selected. Cybersecurity risk also informs how the Company educates and trains its employees. In 2023, the Company conducted monthly simulations to train employees to detect and respond to various cyber attack vectors like phishing, vishing and smishing attempts and provides enhanced training to employees who fail a simulated cyber attack. DFIN also conducted quarterly IT training on topics such as risk detection and data handling and provided targeted cybersecurity threat awareness and training to executives during 2023. The Company conducts Incident Response tabletop exercises throughout the year at different levels of the organization, including the executive team. These incident response plans and training initiatives are regularly evaluated to adapt to evolving cyber threats and awareness. The Company’s goal is to create an ethos of “security first” and “security by design” and to have a culture (and accountability) that security is the responsibility of every DFIN employee.

No material cybersecurity incident has been identified nor materially affected the Company’s business strategy, results of operations, or financial condition during the periods covered by the Annual Report. The Company’s goal is to continually assess potential incidents, enhance protocols, expand cyber risk capabilities to mitigate future risks and safeguard DFIN’s intellectual property, operations and client data.

DFIN’s Board and senior management are engaged in managing and overseeing the Company’s cyber risks. Internal Audit periodically reviews enterprise risk management topics as well as the effectiveness of information security controls and other procedures and reports significant findings to executive management and either the Board or the Audit Committee. The Company’s Chief Information Security Officer (“CISO”) has over 29 years of cybersecurity experience overseeing enterprise cybersecurity risk management and compliance programs and has responsibility for assessing and managing cybersecurity risks. The CISO reports to the Chief Information Officer and leads multiple cybersecurity functions that consist of Cyber Defense and Threat Intelligence, Application Security, Network Security, Identity Governance Administration and IT Governance as well as Risk and Compliance functions. As the front line of defense against cybersecurity risks, these functions employ several tools, processes and procedures to detect attempted cyber attacks, prevent cyber threats and monitor cyber risks. The functions are also engaged in incident response should incidents occur and are accountable for remediating cyber threats, if manifested.

The Board maintains oversight of risk from cybersecurity threats and is regularly briefed regarding emerging cyber risks, mitigation strategies and incident response protocols directly from the CISO. The Board includes at least one cybersecurity subject matter expert. The CISO periodically engages with the Board in an executive session to provide updates related to threat landscapes, security initiatives and other cybersecurity awareness within DFIN. The Board participates in tabletop exercises to better understand the Company’s incident response planning and the Company maintains processes and procedures so that material risks or events are escalated and addressed appropriately.

ITEM 2. PROPERTIES

The Company’s corporate office is located in leased office space at 35 West Wacker Drive, Chicago, Illinois, 60601. As of December 31, 2023, the Company leased or owned 11 U.S. facilities encompassing approximately 0.5 million square feet. The Company leased 9 international facilities encompassing less than 0.1 million square feet in Asia, Europe and Canada. Of the Company’s worldwide facilities, approximately 0.2 million square feet of space was owned, while the remaining 0.3 million square feet of space was leased. As further described in Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the audited Consolidated Financial Statements, as of December 31, 2023, the Company had land held for sale which encompassed approximately 3.3 acres.

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

Stockholders

As of February 13, 2024, there were 3,099 stockholders of record of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
October 1, 2023 - October 31, 2023	37,633	$53.56	37,633	$104,274,335
November 1, 2023 - November 30, 2023	28,726	55.92	24,812	102,891,003
December 1, 2023 - December 31, 2023 (b)	20,000	61.19	20,000	$101,667,267
Total	86,359	$56.11	82,445

(a)
As further described in Note 13, Capital Stock, to the audited Consolidated Financial Statements, on February 17, 2022, the Board authorized an increase to its previously approved stock repurchase program to bring the total remaining available repurchase authorization for shares on or after February 17, 2022 to $150 million and extended the expiration date of the repurchase program through December 31, 2023. On August 17, 2022, the Board authorized an increase to the stock repurchase program previously approved in February 2022 to bring the total remaining available repurchase authorization for shares on or after August 17, 2022 to $150 million, which expired on December 31, 2023 with a remaining available repurchase authorization of $101.7 million. On November 14, 2023, the Board authorized the repurchase of up to $150 million of the Company's outstanding common stock commencing on January 1, 2024, with an expiration date of December 31, 2025. The stock repurchase program may be suspended or discontinued at any time. The timing and amount of any shares repurchased are determined by the Company based on its evaluation of market conditions and other factors and may be completed from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so.
(b)
Includes 2,000 shares, valued at $0.1 million, for which the Company placed orders prior to December 31, 2023 that were not settled until the first quarter of 2024.

Equity Compensation Plans

For information regarding equity compensation plans, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report.

PEER PERFORMANCE TABLE

The following graph compares the cumulative total stockholder return on DFIN’s common stock from December 31, 2018 through December 31, 2023, with (i) the cumulative total return of the Russell 2000 Index, (ii) the cumulative return of the Standard & Poor’s (“S&P”) SmallCap 600 Index, and (iii) S&P Composite 1500 Diversified Financials Index, a business industry index of which DFIN is a constituent.

The comparison assumes all dividends have been reinvested and an initial investment of $100 on December 31, 2018. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Performance Table

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$500
$400
$300
$200
$100
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Donnelley Financial Solutions, Inc.
Russell 2000 Index
S&P SmallCap 600 Index
S&P Composite 1500 Diversified Financials Index

	Base Period	December 31,	December 31,	December 31,	December 31,	December 31,
Company Name/Index	12/31/2018	2019	2020	2021	2022	2023
Donnelley Financial Solutions	100	74.63	120.96	335.99	275.48	444.55
Russell 2000 Index	100	125.53	150.58	172.90	137.56	160.85
S&P SmallCap 600 Index	100	122.78	136.64	173.29	145.39	168.73
S&P Composite 1500 Diversified Financials Index	100	124.57	138.79	188.23	166.30	192.61

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the Company’s audited Consolidated Financial Statements and the related notes thereto, as well as Part I, Item 1. Business of this Annual Report.

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

The Company separately reports its net sales and related cost of sales for its software solutions, tech-enabled services and print and distribution offerings. The Company’s software solutions consist of ActiveDisclosure, Arc Suite and Venue. The Company’s tech-enabled services offerings consist of document composition, compliance-related SEC EDGAR filing services and transactional solutions. The Company’s print and distribution offerings primarily consist of conventional and digital printed products and related shipping.

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

Executive Overview

Net sales for the year ended December 31, 2023 decreased by $36.4 million, or 4.4%, to $797.2 million from $833.6 million for the year ended December 31, 2022, including a $0.8 million, or 0.1% decrease due to changes in foreign currency exchange rates. Net sales decreased primarily due to lower capital markets transactional volumes and a $5.7 million decrease from the disposition of the EOL and eBrevia businesses, partially offset by higher software solutions net sales driven by price increases and higher volumes and higher investment companies transactional volumes.

Income from operations for the year ended December 31, 2023 decreased by $35.0 million, or 24.1%, to $110.0 million from $145.0 million for the year ended December 31, 2022. Income from operations decreased primarily due to lower sales volumes, an unfavorable sales mix, higher depreciation and amortization expense, a $6.1 million loss on the disposition of the eBrevia business and higher bad debt expense, partially offset by cost control initiatives and lower selling expense as a result of the decrease in sales volumes.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial condition, cash flows and certain other information. This discussion and analysis should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto.

A discussion of the Company’s financial condition, changes in financial condition and results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021, can be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of DFIN's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023.

Results of Operations for the Year Ended December 31, 2023 as Compared to the Year Ended December 31, 2022

The following table shows the results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Net sales
Tech-enabled services	$336.9	$380.9	$(44.0)	(11.6%)
Software solutions	292.7	279.6	13.1	4.7%
Print and distribution	167.6	173.1	(5.5)	(3.2%)
Total net sales	797.2	833.6	(36.4)	(4.4%)
Cost of sales (a)
Tech-enabled services	127.6	141.1	(13.5)	(9.6%)
Software solutions	108.7	113.4	(4.7)	(4.1%)
Print and distribution	97.0	115.7	(18.7)	(16.2%)
Total cost of sales	333.3	370.2	(36.9)	(10.0%)
Selling, general and administrative expenses (a)	282.1	264.0	18.1	6.9%
Depreciation and amortization	56.7	46.3	10.4	22.5%
Restructuring, impairment and other charges, net	9.8	7.7	2.1	27.3%
Other operating loss, net	5.3	0.4	4.9	nm
Income from operations	110.0	145.0	(35.0)	(24.1%)
Interest expense, net	15.8	9.2	6.6	71.7%
Investment and other income, net	(7.8)	(3.5)	(4.3)	nm
Earnings before income taxes	102.0	139.3	(37.3)	(26.8%)
Income tax expense	19.8	36.8	(17.0)	(46.2%)
Net earnings	$82.2	$102.5	$(20.3)	(19.8%)

nm – Not meaningful

(a)
Exclusive of depreciation and amortization

Consolidated

Net sales of tech-enabled services of $336.9 million for the year ended December 31, 2023 decreased $44.0 million, or 11.6%, as compared to the year ended December 31, 2022. Net sales of tech-enabled services decreased primarily due to lower capital markets transactional and compliance volumes.

Net sales of software solutions of $292.7 million for the year ended December 31, 2023 increased $13.1 million, or 4.7%, as compared to the year ended December 31, 2022. Net sales of software solutions increased primarily due to Venue and ActiveDisclosure price increases, higher Venue volumes, higher ArcRegulatory, ArcPro and ArcDigital volumes and price increases, partially offset by the disposition of the EOL and eBrevia businesses in the fourth quarters of 2022 and 2023, respectively.

Net sales of print and distribution of $167.6 million for the year ended December 31, 2023 decreased $5.5 million, or 3.2%, as compared to the year ended December 31, 2022. Net sales of print and distribution decreased primarily due to lower capital markets transactional and compliance volumes, partially offset by higher investment companies transactional volumes.

Tech-enabled services cost of sales of $127.6 million for the year ended December 31, 2023 decreased $13.5 million, or 9.6%, as compared to the year ended December 31, 2022. Tech-enabled services cost of sales decreased primarily due to lower sales volumes, cost control initiatives and a lower allocation of technology-related expenses, partially offset by an unfavorable sales mix. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales increased 0.9%, primarily driven by an unfavorable sales mix, partially offset by cost control initiatives and a lower allocation of technology-related expenses.

Software solutions cost of sales of $108.7 million for the year ended December 31, 2023 decreased $4.7 million, or 4.1%, as compared the year ended December 31, 2022. Software solutions cost of sales decreased primarily due to cost control initiatives, partially offset by higher product development costs and a higher allocation of technology-related expenses. As a percentage of software solutions net sales, software solutions costs of sales decreased 3.5%, primarily driven by cost control initiatives and a favorable sales mix, partially offset by higher product development costs.

Print and distribution cost of sales of $97.0 million for the year ended December 31, 2023 decreased $18.7 million, or 16.2%, as compared to the year ended December 31, 2022. Print and distribution cost of sales decreased primarily due to cost control initiatives and lower sales volumes. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 8.9%, primarily driven by cost control initiatives.

SG&A expenses of $282.1 million for the year ended December 31, 2023 increased $18.1 million, or 6.9%, as compared to the year ended December 31, 2022. SG&A expenses increased primarily due to a higher allocation of technology-related expense, higher bad debt expense, higher employee-related expenses driven by additional headcount in areas that support the Company's strategic initiatives, higher share-based compensation expense, higher third-party services and higher incentive compensation expense, partially offset by cost control initiatives and lower selling expense as a result of the decrease in sales volumes. As a percentage of net sales, SG&A expenses increased from 31.7% for the year ended December 31, 2022 to 35.4% for the year ended December 31, 2023, primarily driven by a higher allocation of technology-related expense, higher bad debt expense, higher employee-related expenses, higher share-based compensation expense, higher third-party services and higher incentive compensation expense, partially offset by cost control initiatives and lower selling expense as a result of the decrease in sales volumes.

Depreciation and amortization of $56.7 million for the year ended December 31, 2023 increased $10.4 million, or 22.5%, as compared to the year ended December 31, 2022, primarily due to additional software development and higher other intangible assets amortization expense. Refer to Note 4, Goodwill and Other Intangible Assets, net, to the audited Consolidated Financial Statements for further information.

Restructuring, impairment and other charges, net of $9.8 million for the year ended December 31, 2023 increased $2.1 million, or 27.3%, as compared to the year ended December 31, 2022. For the year ended December 31, 2023, these charges included $9.2 million of employee termination costs for approximately 170 employees. For the year ended December 31, 2022, these charges included $6.8 million of employee termination costs for approximately 130 employees. Refer to Note 6, Restructuring, Impairment and Other Charges, net, to the audited Consolidated Financial Statements for further information.

Other operating loss, net of $5.3 million for the year ended December 31, 2023 included a $6.1 million loss on the disposition of the eBrevia business. Other operating loss, net of $0.4 million for the year ended December 31, 2022 included a $0.7 million loss on the disposition of the EOL business. Refer to Note 3, Acquisition and Dispositions, to the audited Consolidated Financial Statements for further information.

Income from operations of $110.0 million for the year ended December 31, 2023 decreased $35.0 million, or 24.1%, as compared to the year ended December 31, 2022. Income from operations decreased primarily due to lower sales volumes, an unfavorable sales mix, higher depreciation and amortization expense, a $6.1 million loss on the disposition of the eBrevia business and higher bad debt expense, partially offset by cost control initiatives and lower selling expense as a result of the decrease in sales volumes.

Interest expense, net of $15.8 million for the year ended December 31, 2023 increased $6.6 million, or 71.7%, as compared to the year ended December 31, 2022. Interest expense, net increased primarily due to a higher variable interest rate on the Company's outstanding debt facilities and a higher average Revolving Facility balance during the year ended December 31, 2023. Refer to Note 10, Debt, to the audited Consolidated Financial Statements for further information.

Investment and other income, net of $7.8 million for the year ended December 31, 2023 increased $4.3 million as compared to the year ended December 31, 2022, primarily due to a net realized gain on the sales of investments in equity securities, partially offset by a decrease in earnings on equity investments. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the audited Consolidated Financial Statements for further information.

The effective income tax rate was 19.4% for the year ended December 31, 2023 compared to 26.4% for the year ended December 31, 2022. The change in the effective income tax rate was primarily driven by the tax benefit from the loss on the disposition of the eBrevia business, income tax credits, favorable return to provision adjustments and lower pre-tax earnings. Refer to Note 9, Income Taxes, to the audited Consolidated Financial Statements for further information.

Information by Segment

The following tables summarize net sales, income from operations, operating margin and certain items impacting comparability within each of the operating segments and Corporate.

Capital Markets – Software Solutions

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Net sales	$185.9	$180.2	$5.7	3.2%
Income from operations	6.8	13.5	(6.7)	(49.6%)
Operating margin	3.7%	7.5%
Items impacting comparability
Restructuring, impairment and other charges, net	2.7	1.5	1.2	80.0%
Loss on sale of businesses	6.1	0.7	5.4	nm
Accelerated rent expense	0.4	0.2	0.2	100.0%
Non-income tax, net	(0.6)	(0.6)	—	—

nm – Not meaningful

Net sales of $185.9 million for the year ended December 31, 2023 increased $5.7 million, or 3.2%, as compared to the year ended December 31, 2022. Net sales increased primarily due to Venue and ActiveDisclosure price increases and higher Venue volumes, partially offset by a $5.7 million decrease due to the disposition of the EOL and eBrevia businesses in the fourth quarters of 2022 and 2023, respectively.

Income from operations of $6.8 million for the year ended December 31, 2023 decreased $6.7 million, or 49.6%, as compared to the year ended December 31, 2022, primarily due to an increase in depreciation and amortization expense, a $6.1 million loss on the disposition of the eBrevia business in the fourth quarter of 2023, higher selling expense, a higher allocation of overhead costs and higher restructuring, impairment and other charges, net, partially offset by price increases and cost control initiatives.

Operating margin decreased from 7.5% for the year ended December 31, 2022 to 3.7% for the year ended December 31, 2023, primarily due to an increase in depreciation and amortization expense, a $6.1 million loss on the disposition of the eBrevia business, which had a negative impact on operating margin of 3.3%, the decline in sales due to the disposition of the EOL business, higher selling expense, a higher allocation of overhead costs and higher restructuring, impairment and other charges, net, partially offset by price increases and cost control initiatives.

Capital Markets – Compliance and Communications Management

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Net sales	$355.4	$410.3	$(54.9)	(13.4%)
Income from operations	103.9	131.4	(27.5)	(20.9%)
Operating margin	29.2%	32.0%
Items impacting comparability
Restructuring, impairment and other charges, net	5.3	3.7	1.6	43.2%
Accelerated rent expense	3.1	0.4	2.7	nm
Gain on sale of long-lived assets	(0.8)	(0.2)	(0.6)	nm
Non-income tax, net	(0.1)	(0.1)	—	—
COVID-19 related recoveries	—	(0.5)	0.5	(100.0%)

nm – Not meaningful

Net sales of $355.4 million for the year ended December 31, 2023 decreased $54.9 million, or 13.4%, as compared to the year ended December 31, 2022. Net sales decreased primarily due to lower transactional and compliance volumes.

Income from operations of $103.9 million for the year ended December 31, 2023 decreased $27.5 million, or 20.9%, as compared to the year ended December 31, 2022, primarily due to lower sales volumes, an unfavorable sales mix, higher bad debt expense and higher accelerated rent expense, partially offset by cost control initiatives and lower selling expense as a result of the decrease in sales volumes.

Operating margin decreased from 32.0% for the year ended December 31, 2022 to 29.2% for the year ended December 31, 2023, primarily due to an unfavorable sales mix, higher bad debt expense and higher accelerated rent expense, partially offset by cost control initiatives and lower selling expense as a result of the decrease in sales volumes.

Investment Companies – Software Solutions

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Net sales	$106.8	$99.4	$7.4	7.4%
Income from operations	22.1	21.9	0.2	0.9%
Operating margin	20.7%	22.0%
Items impacting comparability
Restructuring, impairment and other charges, net	0.6	0.5	0.1	20.0%
Accelerated rent expense	0.2	—	0.2	nm
Non-income tax, net	(0.2)	(0.2)	—	—

nm – Not meaningful

Net sales of $106.8 million for the year ended December 31, 2023 increased $7.4 million, or 7.4%, as compared to the year ended December 31, 2022. Net sales increased primarily due to higher ArcRegulatory, ArcPro, and ArcDigital volumes and price increases.

Income from operations of $22.1 million for the year ended December 31, 2023 increased $0.2 million, or 0.9%, as compared to the year ended December 31, 2022, primarily due to higher sales volumes, cost control initiatives and price increases, partially offset by higher product development costs, higher depreciation and amortization expense and a higher allocation of overhead costs.

Operating margin decreased from 22.0% for the year ended December 31, 2022 to 20.7% for the year ended December 31, 2023, primarily due to higher product development costs, higher depreciation and amortization expense and a higher allocation of overhead costs, partially offset by cost control initiatives and price increases.

Investment Companies – Compliance and Communications Management

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Net sales	$149.1	$143.7	$5.4	3.8%
Income from operations	44.7	35.7	9.0	25.2%
Operating margin	30.0%	24.8%
Items impacting comparability
Restructuring, impairment and other charges, net	0.1	1.4	(1.3)	(92.9%)
Accelerated rent expense	—	0.1	(0.1)	(100.0%)

Net sales of $149.1 million for the year ended December 31, 2023 increased $5.4 million, or 3.8%, as compared to the year ended December 31, 2022. Net sales increased primarily due to higher transactional volumes, partially offset by lower compliance volumes.

Income from operations of $44.7 million for the year ended December 31, 2023 increased $9.0 million, or 25.2%, as compared to the year ended December 31, 2022, primarily due to higher sales volumes, a favorable sales mix, cost control initiatives and lower restructuring, impairment and other charges, net, partially offset by a higher allocation of overhead costs.

Operating margin increased from 24.8% for the year ended December 31, 2022 to 30.0% for the year ended December 31, 2023, primarily due to a favorable sales mix, cost control initiatives, and lower restructuring, impairment and other charges, net, partially offset by a higher allocation of overhead costs.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Year Ended December 31,
	2023	2022
	(in millions)
Operating expenses	$67.5	$57.5
Items impacting comparability
Share-based compensation expense	22.5	19.3
Restructuring, impairment and other charges, net	1.1	0.6
Disposition-related expenses	0.3	0.1
Accelerated rent expense	—	0.1

Corporate operating expenses of $67.5 million for the year ended December 31, 2023 increased $10.0 million as compared to the year ended December 31, 2022, primarily due to higher consulting expense, higher share-based compensation expense, higher incentive compensation expense and higher healthcare expense, partially offset by cost control initiatives.

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

Adjusted EBITDA is not presented in accordance with GAAP and has important limitations as an analytical tool. These measures should not be considered as a substitute for analysis of the Company’s results as reported under GAAP. In addition, these measures are defined differently by different companies and, accordingly, such measures may not be comparable to similarly-titled measures of other companies. In addition to the factors listed above, share-based compensation expense is excluded from Adjusted EBITDA. Although share-based compensation is a key incentive offered to certain employees, business performance is evaluated excluding share-based compensation expense. Depending upon the size, timing and the terms of grants, share-based compensation expense may vary but will recur in future periods.

A reconciliation of net earnings to Adjusted EBITDA for the years ended December 31, 2023 and 2022 is presented in the following table:

	Year Ended December 31,
	2023	2022
	(in millions)
Net earnings	$82.2	$102.5
Restructuring, impairment and other charges, net	9.8	7.7
Share-based compensation expense	22.5	19.3
Loss on sale of businesses	6.1	0.7
Accelerated rent expense	3.7	0.8
Disposition-related expenses	0.3	0.1
Gain on investments in equity securities	(7.0)	(0.5)
Non-income tax, net	(0.9)	(0.9)
Gain on sale of long-lived assets	(0.8)	(0.2)
COVID-19 related recoveries	—	(0.5)
Depreciation and amortization	56.7	46.3
Interest expense, net	15.8	9.2
Investment and other income, net	(0.8)	(3.0)
Income tax expense	19.8	36.8
Adjusted EBITDA	$207.4	$218.3

Restructuring, impairment and other charges, net—The year ended December 31, 2023 included employee termination costs of $9.2 million. The year ended December 31, 2022 included employee termination costs of $6.8 million. Refer to Note 6, Restructuring, Impairment and Other Charges, net, to the audited Consolidated Financial Statements for additional information.

Share-based compensation expense—Included charges of $22.5 million and $19.3 million for the years ended December 31, 2023 and 2022, respectively.

Loss on sale of businesses—Included a loss of $6.1 million for the year ended December 31, 2023 related to the disposition of the eBrevia business and a loss of $0.7 million for the year ended December 31, 2022 related to the disposition of the EOL business.

Accelerated rent expense—Included charges of $3.7 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively, related to the acceleration of rent expense associated with abandoned operating leases.

Disposition-related expenses—Included charges of $0.3 million for the year ended December 31, 2023 related to costs associated with the disposition of the eBrevia business and charges of $0.1 million for the year ended December 31, 2022 related to legal costs associated with the disposition of the EOL business.

Gain on investments in equity securities—Included a net realized gain of $7.0 million for the year ended December 31, 2023 related to the sales of investments in equity securities and an unrealized gain of $0.5 million for the year ended December 31, 2022. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the audited Consolidated Financial Statements for additional information.

Non-income tax, net—Included income of $0.9 million for both of the years ended December 31, 2023 and 2022 related to certain estimated non-income tax exposures previously accrued by the Company.

Gain on sale of long-lived assets—Included a gain of $0.8 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively, from non-refundable deposits on the potential sale of land.

COVID-19 related recoveries—Included recoveries of $0.5 million for the year ended December 31, 2022 from certain governmental subsidies related to employee wages at certain international locations.

Selected Financial Data

	Year Ended December 31,
	2023	2022
	(in millions, except per share data)
Consolidated Statements of Operations data:
Net sales	$797.2	$833.6
Net earnings	82.2	102.5
Net earnings per share:
Basic	2.81	3.33
Diluted	2.69	3.17

Consolidated Balance Sheets data:
Total assets	806.9	828.3
Long-term debt	124.5	169.2

The following table includes the pre-tax and after-tax impact of certain Non-GAAP adjustments for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Pre-tax	After-tax	Pre-tax	After-tax
	(in millions)
Restructuring, impairment and other charges, net	$9.8	$7.5	$7.7	$5.7
Share-based compensation expense	22.5	13.3	19.3	12.1
Loss on sale of businesses	6.1	—	0.7	0.4
Accelerated rent expense	3.7	3.2	0.8	0.6
Disposition-related expenses	0.3	0.2	0.1	0.1
Gain on investments in equity securities	(7.0)	(5.1)	(0.5)	(0.4)
Non-income tax, net	(0.9)	(0.6)	(0.9)	(0.6)
Gain on sale of long-lived assets	(0.8)	(0.6)	(0.2)	(0.2)
COVID-19 related recoveries	—	—	(0.5)	(0.3)

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

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes. The Company has the ability to repatriate foreign cash, associated with foreign earnings previously subjected to U.S. tax, with minimal additional tax consequences. The Company maintains its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S., with the exception of the previously taxed foreign earnings already subject to U.S. tax. The Company repatriated excess cash at its foreign subsidiaries to the U.S. during the year ended December 31, 2021 and did not make cash repatriations during 2023 and 2022. The Company is evaluating whether to make any cash repatriations in the future.

On August 16, 2022, President Biden signed the Inflation Reduction Act (“IRA”) into law, which included enactment of a 15% corporate minimum tax effective in 2023 and imposes a 1% excise tax on share repurchases that occur after December 31, 2022. The enactment of the IRA did not have a material impact on the Company's audited Consolidated Financial Statements.

The Organization for Economic Co-operation and Development’s (“OECD”) current project, widely known as Anti-Base Erosion and Profit Shifting, seeks to address tax challenges arising in the global economy by introducing a global minimum corporate tax of 15%, referred to as Pillar Two, and several mechanisms to ensure tax is paid (the “GloBE Model Rules”). Policymakers across jurisdictions have begun adopting the GloBE Model Rules to implement a global minimum corporate tax rate of 15%. The OECD continues to release administrative guidance and many countries in which the Company operates have adopted or have proposed legislation to adopt Pillar Two. Many aspects of the minimum tax directive will be effective beginning in 2024, with certain additional impacts coming into effect beginning in 2025 and beyond. The Company is monitoring implemented legislation and effective dates in its jurisdictions of operations. The Company currently does not expect the Pillar Two framework to have a material impact on its consolidated financial statements.

The Company currently expects capital expenditures to be approximately $65 million to $70 million in 2024, as compared to $61.8 million in 2023. The increase in capital expenditures relates to investments in the Company’s software portfolio.

Cash and cash equivalents were $23.1 million at December 31, 2023, which included $4.7 million in the U.S. and $18.4 million at international locations.

The following describes the Company’s cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(in millions)
Net cash provided by operating activities	$124.0	$150.2
Net cash used in investing activities	(51.3)	(50.9)
Net cash used in financing activities	(84.6)	(121.1)
Effect of exchange rate on cash and cash equivalents	0.8	1.5
Net decrease in cash and cash equivalents	$(11.1)	$(20.3)

Cash Flows Provided By Operating Activities

Operating cash inflows and outflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor, rent and other operating activities.

Net cash provided by operating activities was $124.0 million for the year ended December 31, 2023, as compared to $150.2 million for the year ended December 31, 2022. The decrease in net cash provided by operating activities was primarily due to unfavorable changes to accounts payable, accounts receivable, a decrease in net earnings and an increase in interest paid, partially offset by lower incentive compensation and commissions payments. Accounts payable decreased operating cash flows by $15.3 million for the year ended December 31, 2023, as compared to increasing operating cash flows by $12.1 million for the year ended December 31, 2022, primarily due to timing of supplier payments. Accounts receivable decreased operating cash flows by $2.3 million for the year ended December 31, 2023, as compared to increasing operating cash flows by $24.4 million for the year ended December 31, 2022, due to the timing of collections. The Company’s interest payments increased to $16.6 million for the year ended December 31, 2023 from $7.6 million for the year ended December 31, 2022, primarily due to higher interest rates and higher average borrowings on the Revolving Facility. These decreases in cash provided were partially offset by accrued liabilities and other, which decreased operating cash flows by $14.6 million for the year ended December 31, 2023, as compared to a decrease of $53.9 million for the year ended December 31, 2022, primarily due to lower incentive compensation payments in 2023 as a result of the Company’s 2022 operating results and lower commissions payments in 2023 as a result of lower sales volumes.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $51.3 million for the year ended December 31, 2023, which consisted of $61.8 million of capital expenditures, substantially all related to investments in software development, partially offset by $10.0 million of proceeds from the sales of investments in equity securities.

Net cash used in investing activities was $50.9 million for the year ended December 31, 2022, which consisted of $54.2 million of capital expenditures, mostly driven by investments in software development, partially offset by $3.3 million of proceeds from the sale of the EOL business.

Cash Flows Used In Financing Activities

Net cash used in financing activities was $84.6 million for the year ended December 31, 2023. During the year ended December 31, 2023, the Company made payments of $347.0 million on the Revolving Facility borrowings, partially offset by $302.0 million of proceeds from the Revolving Facility borrowings. The Company’s common stock repurchases for the year ended December 31, 2023 totaled $40.3 million, which included $22.6 million of repurchases under the stock repurchase program and $17.7 million associated with vesting of the Company’s employees’ equity awards.

Net cash used in financing activities was $121.1 million for the year ended December 31, 2022. During the year ended December 31, 2022, the Company received $345.5 million of proceeds from the Revolving Facility borrowings, offset by $300.5 million of payments on the Revolving Facility borrowings. The Company’s common stock repurchases for the year ended December 31, 2022 totaled $164.7 million, which included $152.5 million of repurchases under the stock repurchase program and $12.2 million associated with vesting of the Company employees' equity awards.

Contractual Cash Obligations and Other Commitments and Contingencies

As of December 31, 2023, the Company had total future contractual and other obligations of approximately $334 million, with approximately $138 million of the future contractual and other obligations due during 2024. The future contractual obligations consist of outstanding debt and related interest, sales commissions, operating and finance lease payments, outsourced services relating to information technology, maintenance and other services, incentive compensation, deferred compensation, multi-employer pension plans obligations and other miscellaneous obligations. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies; Note 5, Leases; Note 6, Restructuring, Impairment and Other Charges, net; Note 7, Retirement Plans; Note 8, Commitments and Contingencies and Note 10, Debt to the audited Consolidated Financial Statements for additional information.

Debt

The Company’s debt as of December 31, 2023 and 2022 consisted of the following (in millions):

	December 31,
	2023	2022
Term Loan A Facility	$125.0	$125.0
Borrowings under the Revolving Facility	—	45.0
Unamortized debt issuance costs	(0.5)	(0.8)
Total long-term debt	$124.5	$169.2

The Company’s debt maturity and interest payments schedule as of December 31, 2023 is shown in the table below:

	Payments Due In
	Total	2024	2025	2026	2027	2028	2029 and thereafter
	(in millions)
Term Loan A Facility (a)	$125.0	$—	$—	$125.0	$—	$—	$—
Interest (b)	22.4	9.3	9.3	3.8	—	—	—
Total as of December 31, 2023	$147.4	$9.3	$9.3	$128.8	$—	$—	$—

(a)
Excludes unamortized debt issuance costs of $0.5 million, which do not represent contractual commitments with a fixed amount or maturity date.
(b)
Includes estimated interest for the Term Loan A Facility based on borrowings and the interest rates at December 31, 2023. Estimated interest payments may differ in the future based on changes in borrowings, floating interest rates, timing of additional prepayments or other factors or events.

Credit Agreement—On May 27, 2021 (the “Restatement Effective Date”), the Company amended and restated its credit agreement dated as of September 30, 2016 (as in effect prior to such amendment and restatement, the “Credit Agreement,” and the Credit Agreement, as so amended and restated, the “Amended and Restated Credit Agreement”), by and among the Company, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, to, among other things, provide for a $200.0 million delayed-draw term loan A facility (the “Term Loan A Facility”) (bearing interest at a rate equal to the sum of the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 2.00% to 2.50% based upon the Company’s Consolidated Net Leverage Ratio), extend the maturity of the $300.0 million revolving credit facility (the “Revolving Facility”) to May 27, 2026 and modify the financial maintenance and negative covenants in the Credit Agreement.

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

As of December 31, 2023, there were no borrowings outstanding under the Revolving Facility, however, the Company had $2.5 million in outstanding letters of credit and bank guarantees, of which $1.0 million of the outstanding letters of credit reduced the availability under the Revolving Facility. Based on the Company’s results of operations for the year ended December 31, 2023 and existing debt, the Company would have had the ability to utilize the remaining $299.0 million of the Revolving Facility and not have been in violation of the terms of the agreement.

The current availability under the Revolving Facility and net available liquidity as of December 31, 2023 is shown in the table below:

December 31, 2023
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	$—
Impact on availability related to outstanding letters of credit	1.0
$1.0

Current availability at December 31, 2023	$299.0
Cash and cash equivalents	23.1
Net Available Liquidity	$322.1

The Company was in compliance with its debt covenants as of December 31, 2023, and expects to remain in compliance based on management’s estimates of operating and financial results for fiscal year 2024 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of December 31, 2023, the Revolving Facility is supported by fifteen U.S. and international financial institutions.

As of December 31, 2023, the Company met all the conditions required to borrow under the Revolving Facility, and management expects the Company to continue to meet the applicable borrowing conditions.

Dispositions

The Company’s disposition of the eBrevia, Inc (“eBrevia”) business closed on December 1, 2023, and the Company received net cash proceeds of $0.5 million.

The Company’s disposition of the Edgar Online (“EOL”) business closed on November 9, 2022, and the Company received net cash proceeds of $3.3 million.

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

Revenue Recognition

The Company manages highly-customized data and materials to enable filings with the SEC on behalf of its customers related to the Exchange Act, the Securities Act and the Investment Company Act as well as performs XBRL and other services. Clients are provided with EDGAR filing services, XBRL compliance services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among other services. The Company provides software solutions to public and private companies, mutual funds and other regulated investment firms to serve their regulatory and compliance needs, including ActiveDisclosure, Arc Suite and Venue, and provides digital document creation, online content management and print and distribution solutions.

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

Goodwill

The Company performs its goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company also performs an interim review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit. As part of its interim reviews, management analyzes potential changes in the value of individual reporting units based on each reporting unit’s operating results for the period compared to expected results as of the prior year’s annual impairment test. In addition, management considers how other key assumptions, including discount rates and expected long-term growth rates, used in the last annual impairment test, could be impacted by changes in market conditions and economic events. Based on these interim assessments in 2023, management concluded that as of the interim periods, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying amount.

Three of the Company's four reporting units, CM-SS, CM-CCM and IC-SS, had goodwill as of October 31, 2023.

For the annual goodwill impairment review, the Company has the option to perform a qualitative test (“Step 0”) or a quantitative test (“Step 1”). Under the Step 0 test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If after assessing these qualitative factors, the Company determines it is not “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then the Step 1 quantitative test is not required.

Step 1 of the quantitative test requires comparison of the fair value of each of the reporting units to the respective carrying value. If the carrying value of the reporting unit is less than the fair value, no impairment exists. If the carrying amount of a reporting unit exceeds the estimated fair value, an impairment loss is recognized, generally in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Quantitative Assessment for Impairment—As of October 31, 2023, the Company performed a quantitative assessment for the CM-SS, CM-CCM and IC-SS reporting units. The analysis performed included estimating the fair value of the reporting units using both the income and market approaches. The income approach requires management to estimate a number of factors, including projected future operating results, anticipated future cash flows, discount rates and the allocation of shared or corporate items. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The Company weighed both the income and market approaches equally to estimate the concluded fair value of the reporting unit.

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

As a result of the quantitative assessment for CM-SS, CM-CCM and IC-SS, the estimated fair value substantially exceeded the carrying value and no goodwill impairment charge was recorded for the year ended December 31, 2023. The goodwill balances of the CM-SS, CM-CCM, and IC-SS reporting units as of December 31, 2023 were $100.0 million, $252.8 million, and $53.0 million, respectively.

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

Other Long-Lived Assets

The Company evaluates the recoverability of other long-lived assets, including software, operating lease right-of-use assets (“ROU”) and property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company assesses its asset groups for indicators of impairment on a recurring basis. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of one of its asset groups may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition. If the carrying value of an asset group exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset group’s carrying value over its fair value.

Pension and Other Postretirement Benefits Plans

The Company’s primary defined benefit plan was frozen effective December 31, 2011. No new employees are permitted to enter the Company’s frozen plan and participants do not earn additional benefits. Benefits are generally based upon years of service and compensation. These defined benefit retirement income plans are funded in conformity with the applicable government regulations. The Company funds at least the minimum amount required for all funded plans using actuarial cost methods and assumptions acceptable under government regulations.

The annual income and expense amounts relating to the pension plan are based on calculations which include various actuarial assumptions including mortality expectations, discount rates and expected long-term rates of return. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the audited Consolidated Balance Sheets, but are amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive loss. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The weighted-average discount rate to determine the pension benefit obligation at December 31, 2023 was 5.0%.

A 1.0% change in the discount rates as of December 31, 2023 would (decrease) increase the accumulated benefit obligation and projected benefit obligation:

	1.0%	1.0%
	Increase	Decrease
	(in millions)
Accumulated benefit obligation	$(19.7)	$23.2
Projected benefit obligation	$(19.7)	$23.2

The Company’s defined benefit plan has a risk management approach for its pension plan assets. The overall investment objective of this approach is to further reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation.

The expected long-term rate of return for the plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. In addition, the Company considered the impact of the current interest rate environment on the expected long-term rate of return for certain asset classes, particularly fixed income. The target asset allocation percentage for the pension plan was approximately 60% for fixed income investments and 40% for return seeking investments. The expected long-term rate of return on plan assets assumption used to calculate net pension plan income for the year ended December 31, 2023 was 5.8% for the Company’s pension plans. The expected long-term rate of return on plan assets assumption that will be used to calculate net pension plan income for the year ending December 31, 2024 is 6.0%.

A 0.25% change in the expected long-term rate of return on plan assets as of December 31, 2023 would increase (decrease) net pension plan income for the year ending December 31, 2024 as follows:

Year Ending December 31, 2024
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

The Company has recorded deferred tax assets related to future deductible items, including domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded. As of December 31, 2023 and 2022, valuation allowances of $5.8 million and $5.4 million, respectively, were recorded on the Company’s audited Consolidated Balance Sheets. Refer to Note 9, Income Taxes, to the audited Consolidated Financial Statements for further information.

New Accounting Pronouncements and Pending Accounting Standards

Recently adopted and issued accounting standards and their effect on the Company’s audited Consolidated Financial Statements are described in Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the audited Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to potential fluctuations in earnings, cash flows, and the fair value of certain assets and liabilities due to changes in interest rates and foreign currency exchange rates. The Company manages exposure to these market risks through regular operating and financial activities and, when deemed appropriate, through the use of derivative financial instruments for risk management purposes. As a result, the Company does not anticipate any material losses from these risks. The Company was not a party to any derivative financial instrument as of December 31, 2023 and 2022. The Company discusses risk management in various places throughout this Annual Report, including discussions concerning liquidity and capital resources.

Foreign Exchange Risk

While the substantial majority of the Company’s business is conducted within the U.S., approximately 12% of the Company’s net sales during the year ended December 31, 2023 were earned outside of the U.S. The Company has operations internationally that are denominated in foreign currencies, primarily the Canadian dollar, Hong Kong dollar, and British Pound, exposing the Company to foreign currency exchange risk which may adversely impact financial results. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of the Company’s various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange spot and forward contracts to hedge the currency risk. The Company does not use derivative financial instruments for trading or speculative purposes.

For the year ended December 31, 2023, a hypothetical 10% strengthening of the U.S. dollar relative to multiple currencies would have resulted in a decrease in the Company’s earnings before income taxes of approximately $0.6 million. A hypothetical 10% strengthening of the U.S. dollar relative to multiple currencies as of December 31, 2023 would have resulted in a decrease in total assets of approximately $4.0 million.

Interest Rate Risk

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis for the year ended December 31, 2023, such changes would have a $2.2 million impact on interest expense and cash flows.

A hypothetical 10% change in yield as of December 31, 2023 would change the fair value of the Term Loan A Facility by approximately $12.4 million, or 10.0%.

Credit Risk

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated due to the Company’s large, diverse customer base, dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10% of the Company’s net sales for the years ended December 31, 2023, 2022 and 2021. The Company maintains provisions for potential credit losses and such losses to date have normally been within the Company’s expectations. The Company evaluates the solvency of its customers on an ongoing basis to determine if additional allowances for expected losses needs to be recorded. Significant economic disruptions or a slowdown in the economy, which negatively impact capital markets activity, could result in significant additional charges.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is located beginning on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

(b)
Changes in internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. The Company is implementing a new quote-to-cash process, including the implementation of new systems, for certain of its software services (“QTC Process”). This project is expected to improve the efficiency and effectiveness of certain business transactions, invoicing and reporting processes, as well as the underlying systems environment. The new QTC Process will be a significant component of the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2023 based on the guidelines established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of the Company’s evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements and the related notes thereto of the Company included in this Annual Report, has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Donnelley Financial Solutions, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Donnelley Financial Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 20, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 20, 2024

ITEM 9B. OTHER INFORMATION

Director or Officer Adoption or Termination of Trading Agreements

On December 13, 2023, Daniel Leib, the Company’s President and Chief Executive Officer, adopted a trading plan with respect to the sale of 30,000 shares of common stock granted to Mr. Leib as equity incentive compensation (the “Leib Plan”). The Leib Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Pursuant to the Leib Plan, if the market price of the Company’s common stock is within a specified price range during a trading window between May 16, 2024 and June 28, 2024, up to 30,000 shares of common stock will be sold at market prices.

On December 27, 2023, Craig Clay, the Company’s President of Global Capital Markets, adopted a trading plan with respect to the sale of shares of common stock granted to Mr. Clay as equity incentive compensation (the “Clay Plan”). The Clay Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of all shares expected to vest during the duration of the plan, excluding any shares withheld by the Company to satisfy income tax withholdings and remittance obligations, if the market price of the Company's common stock exceeds a specified threshold. The Clay Plan expires on December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF DONNELLEY FINANCIAL SOLUTIONS, INC. AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 15, 2024 (the “2024 Proxy Statement”).

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

EXECUTIVE OFFICERS OF DONNELLEY FINANCIAL SOLUTIONS, INC.

Name, Age and Position with the Company	Officer Since	Business Experience
Daniel N. Leib, 57 Chief Executive Officer	2016

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

David A. Gardella, 54 Chief Financial Officer	2016

Served as RRD’s Senior Vice President, Investor Relations & Mergers and Acquisitions from 2011 to October 2016. Served as RRD’s Vice President, Investor Relations from 2009 to 2011 and as RRD's Vice President, Corporate Finance from 2008 to 2009. From 1992 to 2004 and then from 2005 to 2008, served in various capacities in financial management and financial planning & analysis for RRD.

Kirk Williams, 48 Chief People and Administrative Officer	2023

Served as DFIN’s Chief Human Resources Officer from 2018 to 2023. Served as Chief Human Resources Officer at James Hardie Building Products in 2017. Prior to this, served in various human resources leadership roles at Archer Daniels Midland from 2014 to 2017 and American Express from 2010 to 2014 and served as Chief Human Resources Officer at Allianz Life Insurance of North America from 2008 to 2010.

Leah M. Trzcinski, 41 Chief Legal and Compliance Officer	2023

Joined DFIN in August 2023 as Chief Legal and Compliance Officer. Prior to joining DFIN, served as Deputy Chief Legal Officer and Corporate Secretary at Morningstar, Inc. from January 2023 to July 2023. Served as Associate General Counsel and Corporate Secretary at Morningstar, Inc. from April 2020 to January 2023. Prior to this, served as Associate Corporate Secretary and in various capacities in the legal department at Dow, Inc. from August 2015 to April 2020. Began legal career at Shearman & Sterling, LLP.

Kami S. Turner, 49 Controller and Chief Accounting Officer	2016

Served as RRD’s Assistant Controller from 2012 to October 2016. Prior to this, served as RRD’s Vice President, External Reporting in 2012 and from 2009 to 2011 served in various capacities in finance at RRD.

Craig Clay, 54 President Global Capital Markets	2021

Served as RRD’s Executive Vice President, Capital Markets and Global Sourcing from 2007 to 2016. Prior to this, served as RRD’s Senior Vice President of Global Capital Markets Sales and Service from 2005 to 2007, and from 1995 to 2005 served in various capacities in sales, pricing and finance for RRD.

Eric J. Johnson, 56 President Global Investment Companies	2021

Served as RRD’s Executive Vice President, Global Investment Markets from 2010 to 2016. Prior to this, served as RRD’s Group Senior Vice President from 2006 to 2010, and from 1992 to 2006 served in various capacities in sales, pricing, financial management and financial planning and analysis for RRD.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the material under the captions “Compensation Discussion & Analysis,” “Executive Compensation Tables,” “Potential Payments Upon Termination or Change in Control,” “Pay Ratio Disclosure” and “Director Compensation” of the 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2024 Proxy Statement.

Equity Compensation Plan Information

Information as of December 31, 2023 concerning compensation plans under which DFIN’s equity securities are authorized for issuance was as follows:

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Restricted Stock Units, Warrants and Rights (in thousands) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (a) (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (b) (Excluding Securities Reflected in Column (1)) (in thousands) (3)
Equity compensation plans approved by security holders	2,168	$18.12	3,518

(a)
Restricted stock units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(b)
These shares are available for issuance under the Donnelley Financial Solutions Performance Incentive Plan and 2023 Employee Stock Purchase Plan. The Donnelley Financial Solutions Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 10,295,000 in the aggregate, of which 2,926,415 remain available for issuance. The maximum number of shares of common stock that may be granted under the 2023 Employee Stock Purchase Plan is 600,000 in aggregate, of which 591,533 remain available for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the heading “Certain Transactions,” “The Board’s Committees and Their Functions” and “Corporate Governance—Independence of Directors” of the 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm” of the 2024 Proxy Statement.

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

ITEM 15(a). INDEX TO FINANCIAL STATEMENTS

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Statements of Operations

(in millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net sales
Tech-enabled services	$336.9	$380.9	$519.5
Software solutions	292.7	279.6	270.0
Print and distribution	167.6	173.1	203.8
Total net sales	797.2	833.6	993.3
Cost of sales (a)
Tech-enabled services	127.6	141.1	162.3
Software solutions	108.7	113.4	105.3
Print and distribution	97.0	115.7	145.5
Total cost of sales	333.3	370.2	413.1
Selling, general and administrative expenses (a)	282.1	264.0	307.7
Depreciation and amortization	56.7	46.3	40.3
Restructuring, impairment and other charges, net	9.8	7.7	13.6
Other operating loss (income), net	5.3	0.4	(0.7)
Income from operations	110.0	145.0	219.3
Interest expense, net	15.8	9.2	26.6
Investment and other income, net	(7.8)	(3.5)	(5.1)
Earnings before income taxes	102.0	139.3	197.8
Income tax expense	19.8	36.8	51.9
Net earnings	$82.2	$102.5	$145.9

Net earnings per share:
Basic	$2.81	$3.33	$4.36
Diluted	$2.69	$3.17	$4.14
Weighted-average number of common shares outstanding:
Basic	29.3	30.8	33.5
Diluted	30.6	32.3	35.2

(a)
Exclusive of depreciation and amortization

See Notes to the audited Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Statements of Comprehensive Income

(in millions)

	Year Ended December 31,
	2023	2022	2021
Net earnings	$82.2	$102.5	$145.9

Other comprehensive income (loss), net of tax:
Translation adjustments	1.1	(1.4)	(0.7)
Adjustment for net periodic pension and other postretirement benefits plans	4.2	(3.5)	3.2
Other comprehensive income (loss), net of tax	5.3	(4.9)	2.5
Comprehensive income	$87.5	$97.6	$148.4

See Notes to the audited Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Balance Sheets

(in millions, except per share data)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$23.1	$34.2
Receivables, less allowances for expected losses of $18.9 in 2023 (2022 - $17.1)	151.8	163.5
Prepaid expenses and other current assets	31.0	28.1
Assets held for sale	2.6	2.6
Total current assets	208.5	228.4
Property, plant and equipment, net	13.5	17.6
Operating lease right-of-use assets	16.4	33.3
Software, net	87.6	75.6
Goodwill	405.8	405.8
Other intangible assets, net	—	7.8
Deferred income taxes, net	45.8	33.4
Other noncurrent assets	29.3	26.4
Total assets	$806.9	$828.3
LIABILITIES
Accounts payable	$33.9	$49.2
Operating lease liabilities	14.0	16.3
Accrued liabilities	153.7	159.3
Total current liabilities	201.6	224.8
Long-term debt	124.5	169.2
Deferred compensation liabilities	13.1	13.6
Pension and other postretirement benefits plans liabilities	34.4	42.9
Noncurrent operating lease liabilities	12.1	28.4
Other noncurrent liabilities	19.0	19.9
Total liabilities	404.7	498.8
Commitments and Contingencies (Note 8)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and outstanding: 38.0 shares and 29.1 shares in 2023 (2022 - 36.9 shares and 28.9 shares)	0.4	0.4
Treasury stock, at cost: 8.9 shares in 2023 (2022 - 8.0 shares)	(262.1)	(221.8)
Additional paid-in capital	305.7	280.2
Retained earnings	436.1	353.9
Accumulated other comprehensive loss	(77.9)	(83.2)
Total equity	402.2	329.5
Total liabilities and equity	$806.9	$828.3

See Notes to the audited Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net earnings	$82.2	$102.5	$145.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	56.7	46.3	40.3
Provision for expected losses on accounts receivable	13.7	8.4	2.8
Impairment charges	0.1	0.1	9.2
Share-based compensation expense	22.5	19.3	19.5
Non-cash loss on debt extinguishments	—	—	2.6
Deferred income taxes	(14.6)	(0.5)	(0.3)
Net pension plan income	(0.5)	(0.9)	(4.2)
Gain on investments in equity securities	(7.0)	—	—
Loss on sale of businesses	6.1	0.7	—
Amortization of right-of-use assets	15.4	16.4	17.3
Other	1.4	1.1	0.8
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(2.3)	24.4	(28.8)
Prepaid expenses and other current assets	1.7	(3.2)	(6.2)
Accounts payable	(15.3)	12.1	(19.8)
Income taxes payable and receivable	(3.6)	(2.1)	(13.5)
Accrued liabilities and other	(14.6)	(53.9)	36.6
Operating lease liabilities	(16.1)	(18.9)	(20.8)
Pension and other postretirement benefits plans contributions	(1.8)	(1.6)	(1.4)
Net cash provided by operating activities	124.0	150.2	180.0
INVESTING ACTIVITIES
Capital expenditures	(61.8)	(54.2)	(42.3)
Proceeds from sales of investments in equity securities	10.0	—	—
Proceeds from sale of businesses	0.5	3.3	—
Acquisitions, net of cash acquired	—	—	(3.6)
Other investing activities	—	—	0.9
Net cash used in investing activities	(51.3)	(50.9)	(45.0)
FINANCING ACTIVITIES
Revolving facility borrowings	302.0	345.5	278.0
Payments on revolving facility borrowings	(347.0)	(300.5)	(278.0)
Proceeds from issuance of long-term debt	—	—	200.0
Payments on long-term debt	—	—	(312.8)
Debt issuance costs	—	—	(2.8)
Treasury share repurchases	(40.3)	(164.7)	(40.9)
Cash received for common stock issuances	3.1	0.4	2.3
Finance lease payments	(2.4)	(1.8)	(0.8)
Other financing activities	—	—	0.1
Net cash used in financing activities	(84.6)	(121.1)	(154.9)
Effect of exchange rate on cash and cash equivalents	0.8	1.5	0.8
Net decrease in cash and cash equivalents	(11.1)	(20.3)	(19.1)
Cash and cash equivalents at beginning of year	34.2	54.5	73.6
Cash and cash equivalents at end of year	$23.1	$34.2	$54.5
Supplemental cash flow information:
Income taxes paid (net of refunds)	$38.3	$38.4	$65.0
Interest paid	$16.6	$7.6	$21.8
Non-cash investing activities:
Non-cash consideration from sale of investment in an equity security (Note 1)	$2.9	$—	$—
Capitalized software included in accounts payable	$0.1	$1.5	$1.7
See Notes to the audited Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Statements of Equity

(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	34.9	$0.3	1.6	$(16.0)	$238.8	$105.5	$(80.8)	$247.8
Net earnings	—	—	—	—	—	145.9	—	145.9
Other comprehensive income	—	—	—	—	—	—	2.5	2.5
Share-based compensation	—	—	—	—	19.5	—	—	19.5
Common stock repurchases	—	—	1.0	(32.4)	—	—	—	(32.4)
Issuance of share-based awards, net of withholdings and other	1.0	0.1	0.3	(8.7)	2.3	—	—	(6.3)
Balance at December 31, 2021	35.9	$0.4	2.9	$(57.1)	$260.6	$251.4	$(78.3)	$377.0
Net earnings	—	—	—	—	—	102.5	—	102.5
Other comprehensive loss	—	—	—	—	—	—	(4.9)	(4.9)
Share-based compensation	—	—	—	—	19.3	—	—	19.3
Common stock repurchases	—	—	4.7	(152.5)	—	—	—	(152.5)
Issuance of share-based awards, net of withholdings and other	1.0	—	0.4	(12.2)	0.3	—	—	(11.9)
Balance at December 31, 2022	36.9	$0.4	8.0	$(221.8)	$280.2	$353.9	$(83.2)	$329.5
Net earnings	—	—	—	—	—	82.2	—	82.2
Other comprehensive income	—	—	—	—	—	—	5.3	5.3
Share-based compensation	—	—	—	—	22.5	—	—	22.5
Common stock repurchases	—	—	0.5	(22.6)	—	—	—	(22.6)
Issuance of share-based awards, net of withholdings and other	1.1	—	0.4	(17.7)	3.0	—	—	(14.7)
Balance at December 31, 2023	38.0	$0.4	8.9	$(262.1)	$305.7	$436.1	$(77.9)	$402.2

See Notes to the audited Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 1. Overview, Basis of Presentation and Significant Accounting Policies

Description of Business

Donnelley Financial Solutions, Inc. and subsidiaries (“DFIN” or the “Company”) is a leading global provider of innovative software and technology-enabled financial regulatory and compliance solutions. The Company provides regulatory filing and deal solutions via its software, technology-enabled services and print and distribution solutions to public and private companies, mutual funds and other regulated investment firms, to serve its clients’ regulatory and compliance needs. DFIN helps its clients comply with applicable regulations where and how they want to work in a digital world, providing numerous solutions tailored to each client’s precise needs. The prevailing trend is toward clients choosing to utilize the Company’s software solutions, in conjunction with its tech-enabled services, to meet their document and filing needs, while at the same time shifting away from physical print and distribution of documents, except for when it is still regulatorily required or requested by investors.

The Company serves its clients’ regulatory and compliance needs throughout their respective life cycles. For its capital markets clients, the Company offers solutions that allow companies to comply with U.S. Securities and Exchange Commission (“SEC”) regulations and support their corporate financial transactions and regulatory/financial reporting through the use of digital document creation and online content management tools; filing agent services, where applicable; solutions to facilitate clients’ communications with their investors; and virtual data rooms and other deal management solutions. For investment companies, including mutual fund, insurance-investment and alternative investment companies, the Company provides solutions for creating, compiling and filing regulatory communications as well as solutions for investors designed to improve the access to and accuracy of their investment information.

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

Fair Value Measurements—Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company records the fair value of its pension plan assets on a recurring basis. See Note 7, Retirement Plans, for the fair value of the Company’s pension plan assets as of December 31, 2023.

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

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

Revenue Recognition—The Company manages highly-customized data and materials to enable filings with the SEC on behalf of its customers related to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Securities Act of 1933, as amended (the “Securities Act”) and the Investment Company Act of 1940, as amended (the “Investment Company Act”), as well as performs eXtensible Business Reporting Language (“XBRL”) and other services. Clients are provided with SEC Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) filing services, XBRL compliance services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among other services. The Company provides software solutions to public and private companies, mutual funds and other regulated investment firms to serve their regulatory and compliance needs, including ActiveDisclosure®, the Arc Suite® software platform (“Arc Suite”) and Venue® Virtual Data Room (“Venue”), and provides digital document creation, online content management and print and distribution solutions.

The Company separately reports its net sales and related cost of sales for its software solutions, tech-enabled services and print and distribution offerings. The Company’s software solutions offerings include ActiveDisclosure, Arc Suite and Venue. The Company’s tech-enabled services offerings consist of document composition, compliance-related EDGAR filing services and transactional solutions. The Company’s print and distribution offerings primarily consist of conventional and digital printed products and related shipping. Refer to Note 2, Revenue, for a discussion of the Company’s revenue recognition.

Cash and cash equivalents—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term securities consist of investment grade instruments of governments, financial institutions and corporations.

Receivables—Receivables are stated net of expected losses and primarily include trade receivables as well as miscellaneous receivables from suppliers. The Company’s credit loss reserves primarily relate to trade receivables, unbilled receivables and contract assets. The Company established the provision at differing rates, which are region or country-specific, and are based upon the age of the trade receivable, the Company’s historical collection experience in each region or country and lines of business, where appropriate. Provisions for unbilled receivables and contract assets are established based on rates which management believes to be appropriate considering its historical experience. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. Provisions for accounts receivable, unbilled receivables and contract assets are included in receivables, less allowances for expected losses on the audited Consolidated Balance Sheets. No single customer comprised more than 10% of net sales for the years ended December 31, 2023, 2022 and 2021.

Allowances for Expected Losses—Transactions affecting the current expected credit loss (“CECL”) reserve during the years ended December 31, 2023, 2022 and 2021 were as follows:

	December 31,
	2023	2022	2021
Balance, beginning of year	$17.1	$12.7	$10.5
Provisions charged to expense	13.7	8.4	2.8
Write-offs, reclassifications and other	(11.9)	(4.0)	(0.6)
Balance, end of year	$18.9	$17.1	$12.7

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The components of the CECL reserve balance at December 31, 2023, 2022 and 2021 were as follows:

	December 31,
	2023	2022	2021
Provision for accounts receivable	$18.5	$16.5	$12.0
Provision for unbilled receivables and contract assets	0.4	0.6	0.7
Total	$18.9	$17.1	$12.7

Inventories, net—Inventories include material, labor and factory overhead and are stated at the lower of cost or market, net of excess and obsolescence reserves for raw materials. Provisions for excess and obsolete inventories are made at differing rates, utilizing historical data and current economic trends, based upon the age and type of the inventory or based on specific identification of inventories that will not be utilized in production or sold. Inventory is valued using the First-In, First-Out (“FIFO”) method.

The components of the Company’s inventories, net at December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Raw materials and manufacturing supplies	$3.0	$5.6
Work in process	1.7	2.3
Total	$4.7	$7.9

Prepaid Expenses—Prepaid expenses as of December 31, 2023 and 2022 were $13.2 million and $12.2 million, respectively.

Assets Held for Sale—As of December 31, 2023 and 2022, the Company had land held for sale with a carrying value of $2.6 million. On August 30, 2022, the Company entered into an agreement to sell the land for $13.0 million. The closing of this transaction is subject to the buyer obtaining necessary entitlements and customary closing conditions and there is no assurance that the sale will be completed. The Company recorded a non-cash impairment charge of $2.8 million during the year ended December 31, 2021 for the remaining carrying value of an office building located on the property as a result of its demolition. The impairment charge was recorded in restructuring, impairment and other charges, net on the audited Consolidated Statements of Operations within the CM-CCM segment.

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

The components of the Company’s property, plant and equipment, net at December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Land	$0.3	$0.3
Buildings	17.8	20.2
Machinery and equipment	68.0	66.8
	86.1	87.3
Less: Accumulated depreciation	(72.6)	(69.7)
Total	$13.5	$17.6

During the years ended December 31, 2023, 2022 and 2021, depreciation expense was $8.4 million, $7.1 million and $6.4 million, respectively.

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

Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software, excluding amortization expense related to other intangible assets, was $45.5 million, $38.3 million and $32.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Investments—The carrying value of the Company’s investments in equity securities was $5.5 million and $8.5 million at December 31, 2023 and 2022, respectively. The Company measures its equity securities that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to assess whether triggering events for impairment exist and to identify any observable price changes.

During the year ended December 31, 2023, there were no events or changes in circumstances that suggested an impairment or an observable price change. During the years ended December 31, 2022 and 2021, the Company recorded net unrealized gains of $0.5 million and $0.4 million, respectively, resulting from observable price changes. These unrealized gains on investments in equity securities were included in investment and other income, net on the audited Consolidated Statements of Operations within Corporate.

In the first quarter of 2023, the Company sold an investment in an equity security. As a result of the sale, for the year ended December 31, 2023, the Company received proceeds of $11.9 million, including $9.0 million of cash and common stock of the acquirer. In the second quarter of 2023, the Company sold another investment in an equity security and received proceeds of $1.0 million in cash during the year ended December 31, 2023. The sales resulted in a net realized gain of $7.0 million for the year ended December 31, 2023, which is included in investment and other income, net on the audited Consolidated Statements of Operations within Corporate.

In 2021, the Company recorded a non-cash impairment charge of $5.9 million related to an investment in an equity security, which was included in restructuring, impairment and other charges, net on the audited Consolidated Statements of Operations within Corporate.

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

For reporting units where a quantitative method is used, the Company compares each reporting unit’s fair value, estimated based on comparable company market valuations and expected future discounted cash flows to be generated by the reporting unit, to its carrying value. If the carrying value of the reporting unit is less than the fair value, no impairment exists. If the carrying value of a reporting unit exceeds the estimated fair value, an impairment loss is recognized, generally in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

As of October 31, 2023, each of the reporting units with goodwill was reviewed for impairment using a quantitative assessment. The estimated fair value of each reporting unit substantially exceeded its carrying value and, therefore, there was no impairment. The Company’s assessment of goodwill impairment for the years ended December 31, 2022 and 2021 also resulted in no impairment.

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

Income Taxes—Deferred taxes are provided using an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company includes deferred tax assets and deferred tax liabilities on the audited Consolidated Balance Sheets as either a net deferred tax asset or liability on a jurisdiction by jurisdiction basis. The Company maintains an income taxes payable or receivable account in each jurisdiction. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Restructuring—The Company records restructuring charges associated with management-approved restructuring plans, which could include the elimination of job functions, closure or relocation of facilities, reorganization of operations, changes in management structure, workforce reductions or other actions. Restructuring charges may include ongoing and enhanced termination benefits related to employee separations, contract termination costs, and other related costs associated with exit or disposal activities. Restructuring charges for employee terminations include management’s estimate as to the timing and amount of severance and actual results could differ from estimates. Severance benefits are provided to employees primarily under the Company’s ongoing benefit arrangements. These severance costs are accrued once management commits to a plan of termination and it becomes probable that employees will be separated and entitled to benefits at amounts that can be reasonably estimated. In some instances, the Company enhances its ongoing termination benefits with one-time termination benefits and employee severance costs to be incurred in relation to these restructuring activities are recognized when employees are notified of their enhanced termination benefits. See Note 6, Restructuring, Impairment and Other Charges, net, for further discussion.

Accrued Liabilities—The components of the Company’s accrued liabilities at December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Accrued sales commissions	$48.4	$48.3
Contract liabilities	46.8	46.1
Accrued incentive compensation	22.0	22.7
Other employee-related liabilities	17.7	20.9
Other	18.8	21.3
Accrued liabilities	$153.7	$159.3

Contract liabilities consists of deferred revenue and progress billings. Other employee-related liabilities consists primarily of employee benefit and payroll accruals. Other accrued liabilities primarily includes miscellaneous operating accruals, restructuring liabilities and multiemployer pension plans current liabilities.

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts, rather than at fair value. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted the standard prospectively on January 1, 2023. The adoption of this standard did not impact the Company’s audited Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires that an entity discloses consistent categories and greater disaggregation of significant expenses by reportable segment, information regarding the chief operating decision maker (“CODM”) and how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources, among other amendments that expand segment reporting disclosures. ASU 2023-07 also requires that an entity discloses all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting, in interim periods. The standard is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its disclosures to the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires that an entity discloses consistent categories and greater disaggregation of information in the income tax rate reconciliation, income taxes paid disaggregated by jurisdiction, among other amendments that expand income tax disclosures. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its disclosures to the consolidated financial statements.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 2. Revenue

Revenue Recognition

As further described in Note 1, Overview, Basis of Presentation and Significant Accounting Policies, the Company manages highly-customized data and materials to enable filings with the SEC on behalf of its customers as well as performs XBRL and other services. Clients are provided with EDGAR filing services, XBRL compliance services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among other services. The Company provides software solutions to public and private companies, mutual funds and other regulated investment firms to serve their regulatory and compliance needs, including ActiveDisclosure, Arc Suite and Venue, and provides digital document creation, online content management and print and distribution solutions.

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

•
The Company’s software solutions, including ActiveDisclosure, Arc Suite and Venue, are generally provided on a subscription basis and allow customers access to use software over the contract period. As a result, software solutions revenue is predominantly recognized over time as the customer receives the benefit throughout the contract period. The timing of invoicing varies, however, the customer may be invoiced before the end of the contract period, resulting in a deferred revenue balance.

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

Disaggregation of Revenue

The following table disaggregates revenue between tech-enabled services, software solutions and print and distribution by reportable segment for the years ended December 31, 2023, 2022 and 2021:

	2023				2022				2021
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$185.9	$—	$185.9	$—	$180.2	$—	$180.2	$—	$181.0	$—	$181.0
Capital Markets - Compliance and Communications Management	264.9	—	90.5	355.4	305.1	—	105.2	410.3	443.1	—	118.4	561.5
Investment Companies - Software Solutions	—	106.8	—	106.8	—	99.4	—	99.4	—	89.0	—	89.0
Investment Companies - Compliance and Communications Management	72.0	—	77.1	149.1	75.8	—	67.9	143.7	76.4	—	85.4	161.8
Total net sales	$336.9	$292.7	$167.6	$797.2	$380.9	$279.6	$173.1	$833.6	$519.5	$270.0	$203.8	$993.3

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

Contract assets were $16.3 million and $20.1 million at December 31, 2023 and 2022, respectively. Generally, the contract assets balance is impacted by the recognition of additional revenue, amounts invoiced to customers and changes in the level of constraint applied to variable consideration. Amounts recognized as revenue exceeded the estimates for performance obligations satisfied in previous periods by approximately $29.6 million and $19.3 million for the years ended December 31, 2023 and 2022, respectively, primarily due to changes in the Company's estimate of variable consideration and the application of the constraint.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price and management’s assessment of realizable selling price. Unbilled receivables were $21.6 million and $33.2 million at December 31, 2023 and 2022, respectively. Unbilled receivables and contract assets are included in receivables, less allowances for expected losses on the audited Consolidated Balance Sheets.

Most of the Company’s contracts with significant remaining performance obligations have an initial expected duration of one year or less. As of December 31, 2023, the future estimated revenue related to unsatisfied or partially satisfied performance obligations under contracts with an original contractual term in excess of one year was approximately $121 million, of which approximately 53% is expected to be recognized as revenue over the succeeding twelve months, and the remainder recognized thereafter.

Contract liabilities consist of deferred revenue and progress billings, which are included in accrued liabilities on the audited Consolidated Balance Sheets. The Company recognized $41.7 million and $33.2 million of revenue during the years ended December 31, 2023 and 2022, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. Changes in contract liabilities were as follows:

	December 31,
	2023	2022
Balance, beginning of year	$46.1	$36.0
Deferral of revenue	162.3	156.3
Revenue recognized	(160.5)	(146.2)
Disposition	(1.1)	—
Balance, end of year	$46.8	$46.1

Note 3. Acquisition and Dispositions

Acquisition

On December 13, 2021, the Company completed the acquisition of Guardum, a leading data security and privacy software provider that helps companies locate, secure and control data. The acquisition enhances the Company's Venue offering. By safeguarding privacy and improving data accuracy, Guardum’s data security is a competitive differentiator. Prior to the acquisition, the Company held a 33.0% investment in Guardum. The purchase price for the remaining equity of Guardum was $3.6 million, net of cash acquired of $0.1 million. As substantially all of the fair value of the assets acquired was concentrated in the software, the acquisition was accounted for as an asset acquisition and is included within the CM-SS operating segment.

Dispositions

The Company’s disposition of the eBrevia, Inc. (“eBrevia”) business closed on December 1, 2023, and the Company received net cash proceeds of $0.5 million, resulting in a loss of $6.1 million, which was recognized in other operating loss (income), net on the audited Consolidated Statements of Operations for the year ended December 31, 2023. The operating results of eBrevia prior to the disposition, as well as the loss on sale, are included within the CM-SS operating segment.

The Company’s disposition of the EdgarOnline (“EOL”) business closed on November 9, 2022, and the Company received net cash proceeds of $3.3 million, resulting in a loss of $0.7 million, which was recognized in other operating loss (income), net on the audited Consolidated Statements of Operations for the year ended December 31, 2022. The operating results of EOL prior to the disposition, as well as the loss on sale, are included within the CM-SS operating segment.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 4. Goodwill and Other Intangible Assets, net

Goodwill—The goodwill balances by reportable segment were as follows:

	Gross book value at December 31, 2022	Accumulated impairment charges at December 31, 2022	Net book value at December 31, 2022	Foreign exchange and other adjustments	Net book value at December 31, 2023
Capital Markets - Software Solutions	$100.1	$—	$100.1	$(0.1)	$100.0
Capital Markets - Compliance and Communications Management	252.7	—	252.7	0.1	252.8
Investment Companies - Software Solutions	53.0	—	53.0	—	53.0
Investment Companies - Compliance and Communications Management	40.6	(40.6)	—	—	—
Total	$446.4	$(40.6)	$405.8	$—	$405.8

Other Intangible Assets, net—All customer relationships and trade name intangible assets were included in the eBrevia disposition on December 1, 2023, as further described in Note 3, Acquisition and Dispositions. Prior to the second quarter of 2023, the customer relationships intangible asset was amortized over a useful life of 15 years. During the second quarter of 2023, the Company revised its estimate of the remaining useful life of its customer relationships intangible asset from eleven years to two years. Amortization expense for other intangible assets was $2.8 million, $0.9 million and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The components of other intangible assets at December 31, 2022 were as follows:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$10.4	$(2.8)	$7.6
Trade name	1.0	(0.8)	0.2
Total other intangible assets	$11.4	$(3.6)	$7.8

Note 5. Leases

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract.

The Company has operating leases for certain service centers, office space and equipment. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. Operating lease expense is recognized on a straight-line basis over the expected lease term. The Company’s incremental borrowing rate is used in determining the present value of future payments at the commencement date of the lease. Balances related to operating leases are included in operating lease ROU assets, operating lease liabilities and noncurrent operating lease liabilities on the audited Consolidated Balance Sheets.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The Company’s original lease terms generally range from one year to thirty-five years. The remaining terms of the Company’s leases range from less than a year to five years. All real estate leases are recorded on the audited Consolidated Balance Sheets. Equipment and other non-real estate leases with an initial term of twelve months or less are not recorded on the audited Consolidated Balance Sheets. Lease agreements for some locations provide for rent escalations and renewal options. Lease terms include the option to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Certain real estate leases require payment for taxes, insurance and maintenance which are considered non-lease components. The Company accounts for real estate leases and the related fixed non-lease components together as a single component.

The Company has non-cancelable sublease rental arrangements which did not reduce the future maturities of the operating lease liabilities at December 31, 2023 and 2022. The Company’s future rental commitments for leases with subleases were approximately $8.7 million and $13.2 million for the years ended December 31, 2023 and 2022, respectively. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

The components of lease expense for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease expense:
Operating lease expense	$16.3	$17.8	$19.2
Sublease income	(4.2)	(4.4)	(4.3)
Net operating lease expense	$12.1	$13.4	$14.9

Finance lease expense:
Amortization of ROU assets	$2.4	$1.8	$0.8
Interest on lease liabilities	0.3	0.2	0.1
Total finance lease expense	$2.7	$2.0	$0.9

The Company’s finance lease liabilities as of December 31, 2023 and 2022 are presented on the Company’s audited Consolidated Balance Sheets as follows:

	December 31,
	2023	2022
Property, plant and equipment, net	$7.0	$7.1

Accrued liabilities	$2.5	$2.0
Other noncurrent liabilities	4.7	5.1
Total	$7.2	$7.1

Other information related to operating and finance leases for the years ended December 31, 2023, 2022 and 2021 and as of December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
	2023	2022	2021
Supplemental cash flow information:
Cash paid related to operating leases	$17.5	$20.9	$23.2
Cash paid related to finance leases	2.4	1.8	0.8

Non-cash disclosure:
Increase in operating lease liabilities due to new ROU assets	$0.5	$—	$4.2
(Decrease) increase in operating lease liabilities due to lease modifications and remeasurements	(3.2)	7.1	3.2
Increase in finance lease liabilities due to new ROU assets	2.5	1.4	8.3

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	December 31,
	2023	2022
Weighted-average remaining lease term:
Operating leases	2.0 years	3.2 years
Finance leases	3.0 years	3.4 years
Weighted-average discount rate:
Operating leases	4.0%	3.6%
Finance leases	3.5%	2.5%

As of December 31, 2023, future maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2024	$14.7	$2.7
2025	9.5	2.6
2026	2.7	1.6
2027	0.1	0.6
2028	0.1	0.1
2029 and thereafter	—	—
Total lease payments	27.1	7.6
Less: Interest	(1.0)	(0.4)
Present value of lease liabilities	$26.1	$7.2

During the years ended December 31, 2023, 2022 and 2021, the Company recorded impairment charges of $0.1 million, $0.1 million and $0.5 million, respectively, on operating lease ROU assets, as further described in Note 6, Restructuring, Impairment and Other Charges, net. The Company also recorded charges of $3.7 million and $0.8 million for acceleration of rent expense associated with abandoned leases during the years ended December 31, 2023 and 2022, respectively. Acceleration of rent expense charges were recorded in either cost of sales or SG&A on the Company’s audited Consolidated Statements of Operations, depending on the nature of the property.

Note 6. Restructuring, Impairment and Other Charges, net

Restructuring, Impairment and Other Charges, net recognized in Results of Operations

For the year ended December 31, 2023, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Other Restructuring Charges	Impairment Charges	Other Charges	Total
Capital Markets - Software Solutions	$2.7	$—	$—	$—	$2.7
Capital Markets - Compliance and Communications Management	4.9	0.1	0.1	0.2	5.3
Investment Companies - Software Solutions	0.6	—	—	—	0.6
Investment Companies - Compliance and Communications Management	0.1	—	—	—	0.1
Corporate	0.9	—	—	0.2	1.1
Total	$9.2	$0.1	$0.1	$0.4	$9.8

For the year ended December 31, 2023, the Company recorded net restructuring charges of $9.2 million related to employee termination costs for approximately 170 employees, substantially all of whom were terminated as of December 31, 2023. The restructuring actions were primarily related to reorganization of certain capital markets operations.

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

For the year ended December 31, 2021, the Company also recorded $9.2 million of impairment charges, primarily related to a partial impairment of an investment in an equity security and the demolition of an office building, as further described in Note 1, Overview, Basis of Presentation and Significant Accounting Policies.

Restructuring Reserve – Employee Terminations

The Company’s employee terminations liability is included in accrued liabilities on the Company’s audited Consolidated Balance Sheets. The other restructuring reserves as of December 31, 2023 and 2022 were not material.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Changes in the accrual for employee terminations during the years ended December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Balance, beginning of year	$5.1	$2.4
Restructuring charges, net	9.4	7.1
Non-cash items	(0.2)	(0.3)
Cash paid	(12.2)	(4.1)
Balance, end of year	$2.1	$5.1

Note 7. Retirement Plans

The Company’s primary defined benefit plan was frozen effective December 31, 2011. No new employees are permitted to enter the Company’s frozen plan and participants do not earn additional benefits. Benefits are generally based upon years of service and compensation. The defined benefit retirement income plans are funded in conformity with the applicable government regulations. The Company funds at least the minimum amount required for all funded plans using actuarial cost methods and assumptions acceptable under government regulations.

The annual income and expense amounts relating to the pension plan are based on calculations, which include various actuarial assumptions including mortality expectations, discount rates and expected long-term rates of return. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs, such as a settlement) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the audited Consolidated Balance Sheets, but are amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive loss. During the year ended December 31, 2023, the Company used the Society of Actuaries Pri-2012 base rate mortality table and MP-2021 mortality improvement projection scale in the calculation of the Company’s U.S. pension plan obligations.

The pension plan obligations are calculated using generally accepted actuarial methods and are measured as of December 31. Actuarial gains and losses for frozen plans are amortized using the corridor method over the average remaining expected life of plan participants.

The Company made cash contributions of $1.6 million and $0.2 million to its pension and other postretirement benefits plans, respectively, during the year ended December 31, 2023. The Company expects to make cash contributions of approximately $2.1 million and $0.1 million to its pension and other postretirement benefits plans, respectively, during the year ending December 31, 2024.

Total pension income was $0.5 million, $0.9 million and $4.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in investment and other income, net on the audited Consolidated Statements of Operations. The components of the estimated net pension plan income for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Interest cost	$11.7	$7.4	$6.2
Expected return on assets	(13.2)	(11.6)	(14.2)
Amortization, net	1.0	3.3	3.8
Net pension plan income	$(0.5)	$(0.9)	$(4.2)

Weighted-average assumptions used to calculate net pension plan income:
Discount rate	5.2%	2.9%	2.6%
Expected return on plan assets	5.8%	4.8%	6.0%

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Reconciliation of Funded Status

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
Benefit obligation at beginning of year	$237.1	$314.0	$1.2	$1.6
Interest cost	11.6	7.4	0.1	—
Actuarial loss (gain)	3.5	(67.0)	0.2	(0.2)
Benefits paid	(17.4)	(17.3)	(0.2)	(0.2)
Benefit obligation at end of year (a)	$234.8	$237.1	$1.3	$1.2

Fair value of plan assets at beginning of year	$193.5	$273.1	$—	$—
Actual return on assets	21.8	(63.7)	—	—
Employer contributions	1.6	1.4	0.2	0.2
Benefits paid	(17.4)	(17.3)	(0.2)	(0.2)
Fair value of plan assets at end of year	$199.5	$193.5	$—	$—
Under funded status at end of year	$(35.3)	$(43.6)	$(1.3)	$(1.2)

(a)
As the Company’s defined benefit plan is frozen and participants do not earn additional service benefits, the projected benefit obligation and accumulated benefit obligation are the same.

The decrease in benefit obligation during the year ended December 31, 2023 was primarily due to benefit payments made during the year ended December 31, 2023, partially offset by interest costs.

The accumulated benefit obligation for all defined benefit pension and other postretirement benefits plans was $236.1 million and $238.3 million at December 31, 2023 and 2022, respectively. The underfunded pension and other postretirement plans liabilities are presented on the Company's audited Consolidated Balance Sheets as follows:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2023	2022	2023	2022
Accrued benefit cost (included in accrued liabilities)	$(2.1)	$(1.8)	$(0.1)	$(0.1)
Pension and other postretirement benefits plans liabilities	(33.2)	(41.8)	(1.2)	(1.1)
Net liabilities	$(35.3)	$(43.6)	$(1.3)	$(1.2)

The amounts included in accumulated other comprehensive loss on the audited Consolidated Balance Sheets, excluding tax effects, that have not been recognized as components of net periodic benefit cost at December 31, 2023 and 2022 were as follows:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2023	2022	2023	2022
Accumulated other comprehensive loss:
Net actuarial loss	$(86.6)	$(92.7)	$(0.6)	$(0.3)

The pre-tax amounts recognized in other comprehensive income (loss) during the years ended December 31, 2023, 2022 and 2021 were as follows:

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Amortization of:
Net actuarial loss	$1.0	$3.3	$3.7	$—	$—	$0.1
Amounts arising during the period:
Net actuarial gain (loss)	5.1	(8.4)	0.6	(0.3)	0.3	—
Total gain (loss)	$6.1	$(5.1)	$4.3	$(0.3)	$0.3	$0.1

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

The weighted average assumptions used to determine the benefit obligation at December 31, 2023 and 2022 were as follows:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2023	2022	2023	2022
Discount rate	5.0%	5.2%	4.6%	5.2%
Interest crediting rate	4.1%	3.6%	N/A	N/A

Benefit payments are expected to be paid as follows:

	Pension Benefits	Other Postretirement Benefits
2024	$19.0	$0.1
2025	18.8	0.1
2026	18.5	0.1
2027	18.2	0.1
2028	17.9	0.1
2029-2033	84.4	0.5

Plan Assets

The Company’s U.S. pension plans are frozen and the Company has a risk management approach for its U.S. pension plan assets. The overall investment objective of this approach is to reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation. The expected long-term rate of return for plan assets is based upon many factors including asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocation percentage as of December 31, 2023, for the primary U.S. pension plan was approximately 60% for fixed income investments and approximately 40% for return seeking investments.

The fair values of the Company’s pension plan assets at December 31, 2023 and 2022, by asset category, were as follows:

	December 31, 2023
	Total	Level 1	Level 2
Asset category:
Cash and cash equivalents	$3.0	$0.1	$2.9
Fixed income	17.4	—	17.4
Assets measured at NAV	179.1	—	—
Total	$199.5	$0.1	$20.3

	December 31, 2022
	Total	Level 1	Level 2
Asset category:
Cash and cash equivalents	$2.8	$—	$2.8
Fixed income	15.7	—	15.7
Assets measured at NAV	175.0	—	—
Total	$193.5	$—	$18.5

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2023 and 2022:

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

Employer 401(k) Savings Plan

For the benefit of most of its U.S. employees, the Company maintains a defined contribution retirement savings plan (“401(k)”) that is intended to be qualified under Section 401(a) of the Internal Revenue Code. Under this plan, employees may contribute a percentage of eligible compensation on both a before-tax and after-tax basis and, starting in 2022, the Company provides a matching contribution of $0.50 for every dollar an employee contributes up to 6% of eligible compensation. The Company can also contribute a discretionary match, based on the Company's performance. The Company did not provide a 401(k) discretionary match to participants in 2023 and 2022, but provided a 401(k) discretionary match in 2021, payable to participants’ accounts in the first quarter of the respective following year. Expense for the Company's 401(k) matching contributions was $5.0 million, $5.6 million and $17.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Multiemployer Pension Plans

On October 1, 2016, DFIN became an independent publicly traded company through the distribution by R.R. Donnelley & Sons Company (“RRD”) of shares of DFIN common stock to RRD stockholders (the “Separation”). On April 13, 2020, LSC Communications, Inc. (“LSC”), which separated from RRD at the same time as DFIN, announced that it voluntarily filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code and stopped making required withdrawal liability payments to multiemployer pension plans (“MEPP”) from which RRD had withdrawn prior to the Separation. Responsibility for certain pre-Separation withdrawal liability obligations had been assigned to the parties, including LSC (the “LSC MEPP Liabilities”) pursuant to the September 14, 2016 Separation and Distribution Agreement among the Company, RRD and LSC, however, the Company and RRD remained jointly and severally liable for the LSC MEPP Liabilities pursuant to laws and regulations governing multiemployer pension plans.

In 2021, the Company and RRD reached settlements with two of the three LSC MEPP funds and made lump sum payments to settle all obligations related to these funds. In 2021, arbitration proceedings with RRD were completed and the Company received a reimbursement from RRD for payments made in excess of the Company’s allocated share of the LSC MEPP Liabilities.

The Company’s MEPP liabilities as of December 31, 2023 and 2022 totaled $10.1 million and $11.0 million, respectively, including $8.5 million and $9.4 million, respectively, related to its share of LSC MEPP Liabilities.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

There can be no assurance that the Company’s actual future liabilities relating to the MEPP liabilities (including MEPP liabilities where the Company and RRD remain jointly and severally liable) will not differ materially from the amount recorded on the Company’s audited Consolidated Financial Statements. If RRD fails to make required payments in respect of the remaining LSC MEPP Liabilities, or RRD fails to make required payments in respect of RRD’s MEPP liabilities, the Company may become obligated to make such payments. In addition, the Company’s MEPP liabilities could be affected by the financial stability of other employers participating in such plans and decisions by those employers to withdraw from such plans in the future.

Note 8. Commitments and Contingencies

As of December 31, 2023, the Company had noncancelable contractual commitments of approximately $38 million for outsourced services and other miscellaneous obligations, primarily relating to information technology, professional, maintenance and other services.

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

Note 9. Income Taxes

Income taxes have been based on the following components of earnings before income taxes for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
U.S.	$95.7	$131.8	$173.6
Foreign	6.3	7.5	24.2
Earnings before income taxes	$102.0	$139.3	$197.8

The components of income tax expense for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Current:
U.S. Federal	$22.7	$23.9	$33.5
U.S. State and Local	9.4	10.8	14.7
Foreign	2.3	2.6	4.0
Current income tax expense	34.4	37.3	52.2

Deferred:
U.S. Federal	(11.5)	(0.6)	1.2
U.S. State and Local	(2.5)	0.3	0.4
Foreign	(0.6)	(0.2)	(1.9)
Deferred income tax benefit	(14.6)	(0.5)	(0.3)

Total income tax expense	$19.8	$36.8	$51.9

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following table outlines the reconciliation of differences between the U.S. Federal statutory tax rate and the Company’s worldwide effective income tax rate:

	Year Ended December 31,
	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of U.S. federal income tax benefit	5.7	6.8	5.9
Non-deductible expenses	0.7	1.0	0.5
Adjustment of uncertain tax positions and interest	0.7	0.4	0.4
Foreign tax rate differential	0.5	0.2	—
Changes in valuation allowances	0.2	1.2	(1.5)
Tax impact of loss on sale of a business	(3.6)	—	—
Credits and incentives	(2.3)	(1.4)	(0.5)
Provision to return	(2.0)	(1.9)	0.1
Foreign-derived intangible income	(1.6)	(1.2)	(0.6)
Global intangible low-taxed income provision	—	—	0.8
Other	0.1	0.3	0.1
Effective income tax rate	19.4%	26.4%	26.2%

The effective income tax rate was 19.4% for the year ended December 31, 2023 compared to 26.4% for the year ended December 31, 2022. The 2023 effective tax rate was impacted by the tax benefit from the loss on the disposition of the eBrevia business, income tax credits, favorable return to provision adjustments and lower pre-tax earnings.

The effective income tax rate was 26.4% for the year ended December 31, 2022 compared to 26.2% for the year ended December 31, 2021. The 2022 effective tax rate was impacted by an increase in valuation allowances and an increase in non-deductible expenses, partially offset by favorable return to provision adjustments and income tax credits.

On August 16, 2022, President Biden signed the Inflation Reduction Act (“IRA”) into law, which included enactment of a 15% corporate minimum tax effective in 2023 and imposed a 1% excise tax on share repurchases that occur after December 31, 2022. The enactment of the IRA did not have a material impact on the Company's financial results.

Deferred Income Taxes

The significant deferred tax assets and liabilities at December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Deferred tax assets:
Accrued liabilities and other reserves	$13.9	$15.2
Capitalized research costs	13.2	7.1
Net operating losses and other tax carryforwards	10.2	7.7
Pension and other postretirement benefits plans liabilities	9.7	12.3
Allowance for doubtful accounts	9.5	5.5
Lease liabilities	7.7	11.4
Share-based compensation	6.3	5.5
Other	0.4	1.8
Total deferred tax assets	70.9	66.5
Valuation allowances	(5.8)	(5.4)
Total deferred tax assets	$65.1	$61.1

Deferred tax liabilities:
Goodwill and other intangible assets	$(7.8)	$(9.6)
Right-of-use assets	(3.6)	(6.6)
Accelerated depreciation	(2.9)	(7.4)
Prepaid assets	(2.7)	(1.1)
Capitalized contract costs	(1.3)	(0.6)
Other	(1.0)	(2.4)
Total deferred tax liabilities	(19.3)	(27.7)
Net deferred tax assets	$45.8	$33.4

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Changes in the valuation allowances on deferred tax assets during the years ended December 31, 2023, 2022 and 2021 were as follows:

	December 31,
	2023	2022	2021
Balance, beginning of year	$5.4	$4.8	$7.5
Expense (income), net	0.4	0.6	(2.7)
Balance, end of year	$5.8	$5.4	$4.8

As of December 31, 2023, the Company had domestic and foreign net operating loss and other tax carryforward deferred tax assets of approximately $10.2 million, of which $6.2 million expires between 2024 and 2043. Limitations on the utilization of these deferred tax assets may apply. The Company has provided valuation allowances to reduce the carrying value of certain deferred tax assets as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

Earnings generated by a foreign subsidiary are presumed to ultimately be transferred to the parent company. Therefore, the establishment of deferred taxes may be required with respect to the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries (also referred to as book-over-tax outside basis differences). A company may overcome this presumption and forgo recording a deferred tax liability in its financial statements if it can assert that management has the intent and ability to indefinitely reinvest the earnings of its foreign subsidiaries. As a result of the transition tax incurred pursuant to the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”), the Company has the ability to repatriate any previously taxed foreign cash associated with the foreign earnings subjected to U.S. tax to the U.S. parent with minimal additional tax consequences. Due to the changes under the Tax Act, the Company updated its assertion in 2018 related to indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S. with the exception of the previously taxed foreign earnings already subject to U.S. tax. The Company did not make any repatriations in 2023 and 2022 and repatriated $30.0 million out of previously taxed earnings during 2021.

Uncertain Tax Positions

Changes in the Company’s unrecognized tax benefits at December 31, 2023, 2022 and 2021 were as follows:

	December 31,
	2023	2022	2021
Balance, beginning of year	$2.5	$2.2	$1.3
Additions for tax positions of the current year	0.7	0.5	0.3
Additions for tax positions of prior years	0.4	0.3	0.7
Releases	(0.4)	(0.5)	—
Settlements during the year	(0.1)	—	(0.1)
Balance, end of year	$3.1	$2.5	$2.2

As of December 31, 2023, 2022 and 2021, the Company had unrecognized tax benefits of $3.1 million, $2.5 million and $2.2 million, respectively. Unrecognized tax benefits of $3.1 million as of December 31, 2023, if recognized, would have decreased income taxes and the corresponding effective income tax rate and increased net earnings. This potential impact on net earnings reflects the reduction of these unrecognized tax benefits, net of certain deferred tax assets and the federal tax benefit of state income tax items.

As of December 31, 2023, it is reasonably possible that a portion of the total amount of unrecognized tax benefits is expected to decrease within twelve months due to the resolution of audits or expirations of statutes of limitations related to U.S. federal, state or international tax positions, but the amount is immaterial.

The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense. The total interest expense, net of tax benefits, related to tax uncertainties recognized on the audited Consolidated Statements of Operations was de minimis for the years ended December 31, 2023, 2022 and 2021. There were no benefits from the reversal of accrued penalties for the years ended December 31, 2023, 2022 and 2021. There were no accrued penalties related to income tax uncertainties at December 31, 2023 and 2022.

As of December 31, 2023, the Company has tax years from 2015 and thereafter that remain open and subject to examination by certain U.S. state taxing authorities and/or certain foreign tax jurisdictions. There are no U.S. federal income tax years prior to the period ending December 31, 2020 subject to IRS examination. All U.S. federal income tax years including and subsequent to the period ending December 31, 2020 remain open and subject to IRS examination.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 10. Debt

The Company’s debt as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Term Loan A Facility	$125.0	$125.0
Borrowings under the Revolving Facility	—	45.0
Unamortized debt issuance costs	(0.5)	(0.8)
Total long-term debt	$124.5	$169.2

Credit Agreement—On May 27, 2021 (the “Restatement Effective Date”), the Company amended and restated its credit agreement dated as of September 30, 2016 (as in effect prior to such amendment and restatement, the “Credit Agreement,” and the Credit Agreement, as so amended and restated, the “Amended and Restated Credit Agreement”), by and among the Company, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, to, among other things, provide for a $200.0 million delayed-draw term loan A facility (the “Term Loan A Facility”) (bearing interest at a rate equal to the sum of the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 2.00% to 2.50% based upon the Company’s Consolidated Net Leverage Ratio), extend the maturity of the $300.0 million revolving credit facility (the “Revolving Facility”) to May 27, 2026 and modify the financial maintenance and negative covenants in the Credit Agreement.

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

Term Loan A Facility—On October 14, 2021, the Company drew $200.0 million from the Term Loan A Facility and used the proceeds to redeem the Company’s Notes on October 15, 2021, as further described below. During the year ended December 31, 2021, the Company prepaid $75.0 million of the $200.0 million principal amount of the Term Loan A Facility and recognized a pre-tax loss on extinguishment of debt of $0.6 million.

Prior to the prepayment, the principal amount of loans under the Term Loan A Facility were due and payable in equal quarterly installments of 1.25% of the original principal amount of the loans during the first three years after the Restatement Effective Date, commencing on March 31, 2022, and 2.50% of the original principal amount of the loans thereafter. As a result of the prepayment, quarterly installments of the original principal amount are no longer required and the entire unpaid principal amount of the Term Loan A Facility is due and payable in full on May 27, 2026. Voluntary prepayments of the Term Loan A Facility are permitted at any time without premium or penalty. The fair value of the Term Loan A Facility was $124.1 million and $121.6 million as of December 31, 2023 and 2022, respectively, and was determined to be Level 2 under the fair value hierarchy. The weighted-average interest rate on borrowings under the Term Loan A Facility was 7.0% and 3.7% for the years ended December 31, 2023 and 2022, respectively.

Revolving Facility— As of December 31, 2023, there were no borrowings outstanding under the Revolving Facility. As of December 31, 2022, there were $45.0 million of borrowings outstanding under the Revolving Facility. The weighted-average interest rate on borrowings under the Revolving Facility was 7.3% and 4.3% for the years ended December 31, 2023 and 2022, respectively. The fair value of the Company’s borrowings under the Revolving Facility is classified as Level 2 under the fair value hierarchy and approximated its carrying value as of December 31, 2022, as the Revolving Facility carries a variable rate of interest reflecting current market rates.

As of December 31, 2023, the Company had $2.5 million in outstanding letters of credit and bank guarantees, of which $1.0 million of the outstanding letters of credit reduced the availability under the Revolving Facility. As of December 31, 2022, the Company had $2.6 million in outstanding letters of credit and bank guarantees, of which none reduced the availability under the Revolving Facility.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

8.25% Senior Notes Due 2024 (the “Notes”)—On October 15, 2021, the Company redeemed the remaining outstanding Notes balance of $233.0 million at the redemption price of 102.063, plus accrued and unpaid interest of $9.6 million, using $200.0 million of proceeds from the Company’s Term Loan A Facility and cash. The Company recorded a pre-tax loss on the extinguishment of the Notes of $6.8 million during the year ended December 31, 2021.

The following table summarizes interest expense, net included on the audited Consolidated Statements of Operations:

	Year Ended December 31,
	2023	2022	2021
Interest incurred	$17.9	$10.0	$19.8
Interest income	(2.1)	(0.8)	(0.6)
Loss on debt extinguishment	—	—	7.4
Interest expense, net	$15.8	$9.2	$26.6

Note 11. Earnings per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period, including stock options, RSUs, PSUs and restricted stock, using the treasury stock method.

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Net earnings per share:
Basic	$2.81	$3.33	$4.36
Diluted	2.69	3.17	4.14
Numerator:
Net earnings	$82.2	$102.5	$145.9
Denominator:
Weighted average number of common shares outstanding	29.3	30.8	33.5
Dilutive awards	1.3	1.5	1.7
Diluted weighted average number of common shares outstanding	30.6	32.3	35.2

Note 12. Share-based Compensation

The Company’s share-based compensation plan under which it may grant future awards, the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan (as amended, the “2016 PIP”), was approved by the Board of Directors (the “Board”) and the Company’s stockholders and provides incentives to key employees of the Company. Awards under the 2016 PIP may include cash or stock bonuses, stock options, stock appreciation rights, restricted stock, PSUs, performance cash awards or RSUs. In addition, non-employee members of the Board may receive awards under the 2016 PIP. Increases to the shares of common stock available for issuance under the 2016 PIP requires stockholder approval. On May 13, 2021, the Company’s stockholders voted and approved 3.4 million of additional shares of common stock for issuance under the 2016 PIP. At December 31, 2023, there were 2.9 million remaining shares of common stock authorized and available for grant under the 2016 PIP.

For all share-based awards granted to employees and directors, including RSUs and PSUs, the Company recognizes compensation expense based on estimated grant date fair values as well as certain assumptions as of the grant date, if applicable. The Company estimates the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. The Company recognizes compensation costs for RSUs expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. The Company recognizes compensation costs for PSUs, which cliff vest, on a straight-line basis over the performance period of the award.

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

Total share-based compensation expense was $22.5 million, $19.3 million and $19.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. The income tax benefit related to share-based compensation expense was $9.2 million, $7.2 million and $9.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, $24.4 million of total unrecognized compensation expense related to share-based compensation awards is expected to be recognized over a weighted-average period of 1.7 years.

Stock Options

The Company did not grant any stock options in any of the years ended December 31, 2023, 2022 and 2021. The weighted-average fair value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $4.94, $3.03 and $4.10, respectively.

Stock option awards outstanding as of December 31, 2023 and 2022, and changes during the year ended December 31, 2023, were as follows:

	Shares Under Option (thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregated Intrinsic Value (millions)
Outstanding at December 31, 2022	524	$18.19	4.9	$10.7
Exercised	(147)	18.36	—	4.4
Outstanding at December 31, 2023	377	$18.12	4.2	$16.7
Vested and expected to vest at December 31, 2023	377	$18.12	4.2	$16.7
Vested and exercisable at December 31, 2023	377	$18.12	4.2	$16.7

Restricted Stock Units

The fair value of RSUs was determined based on the Company’s stock price on the grant date. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2023, 2022 and 2021 was $42.51, $30.42 and $28.38, respectively.

RSUs outstanding as of December 31, 2023 and 2022, and changes during the year ended December 31, 2023, were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2022	989	$23.91
Granted	346	42.51
Vested	(500)	19.19
Forfeited	(49)	32.51
Nonvested at December 31, 2023	786	$34.55

As of December 31, 2023, $14.0 million of unrecognized share-based compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.8 years.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Performance Share Units

The fair value of PSUs was determined based on the Company’s stock price on the grant date. The weighted-average grant date fair value of PSUs granted during the years ended December 31, 2023, 2022 and 2021 was $30.13, $26.96 and $27.84, respectively.

PSUs outstanding as of December 31, 2023 and 2022, and changes during the year ended December 31, 2023, were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2022	903	$22.31
Granted	412	30.13
Vested	(443)	8.97
Forfeited	(25)	8.98
Nonvested at December 31, 2023	847	$33.47

During 2023, 412 thousand PSUs were granted to certain executive officers and senior management, 265 thousand of which related to the 2023 performance grant and 147 thousand of which related to additional shares issued during the year ended December 31, 2023 due to the achievement of certain targets for the year ended December 31, 2022. The total potential payout for 2023 awards granted during the year ended December 31, 2023 is payable upon the achievement of certain established performance targets and ranges from zero to 530 thousand shares.

PSU awards consist of four performance periods, including three annual performance periods and one three-year cumulative performance period.

Year Granted	Performance/ Service Period	Estimated or Actual Attainment	PSUs Outstanding as of December 31, 2023 (thousands)	Estimated PSU Attainment or Actual PSUs Earned (thousands)
2023	2023	140% (a)	66	92
2023	2024	(b)	66	—
2023	2025	(b)	66	—
2023	2023-2025	100% (c)	67	67
			265	159

2022	2022	140% (a)	68	95
2022	2023	73% (a)	68	50
2022	2024	(b)	69	—
2022	2022-2024	100% (c)	69	69
			274	214

2021	2021	200% (a)	77	154
2021	2022	87% (a)	77	67
2021	2023	98% (a)	77	76
2021	2021-2023	160% (a)	77	123
			308	420

(a)
Amounts represent actual attainment and actual PSUs earned as the performance period is complete.
(b)
As the performance period has not yet commenced, expense is not being recognized.
(c)
Expense for the cumulative performance/service period is recognized at 100% of the estimated attainment until the attainment expected by the end of the cumulative three-year performance period can be estimated, which generally occurs at the end of the second service year.

As of December 31, 2023, $10.4 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted average period of 1.5 years.

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

Common Stock Repurchases—On February 17, 2022, the Board authorized an increase to its previously approved stock repurchase program to bring the total remaining available repurchase authorization for shares on or after February 17, 2022 to $150 million and extended the expiration date of the repurchase program through December 31, 2023. On August 17, 2022, the Board authorized an increase to the stock repurchase program previously approved in February 2022 to bring the total remaining available repurchase authorization for shares on or after August 17, 2022 to $150 million, which expired on December 31, 2023.

On November 14, 2023, the Board authorized the repurchase of up to $150 million of the Company’s outstanding common stock commencing on January 1, 2024, with an expiration date of December 31, 2025.

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

The Company’s stock repurchases for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Common stock repurchases	$22.6	$152.5	$32.4
Number of shares repurchased	469,365	4,733,875	972,881
Average price paid per share	$48.20	$32.21	$33.30

Note 14. Comprehensive Income

The components of other comprehensive income (loss) and income tax expense (benefit) allocated to each component for the years ended December 31, 2023, 2022 and 2021 were as follows:

	2023			2022			2021
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$1.1	$—	$1.1	$(1.6)	$(0.2)	$(1.4)	$(0.8)	$(0.1)	$(0.7)
Adjustment for net periodic pension and other postretirement benefits plans	5.8	1.6	4.2	(4.8)	(1.3)	(3.5)	4.4	1.2	3.2
Other comprehensive income (loss)	$6.9	$1.6	$5.3	$(6.4)	$(1.5)	$(4.9)	$3.6	$1.1	$2.5

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following table summarizes changes in accumulated other comprehensive loss by component for the years ended December 31, 2023, 2022 and 2021:

	Pension and Other Postretirement Benefits Plans Cost	Translation Adjustments	Total
Balance at December 31, 2020	$(67.6)	$(13.2)	$(80.8)
Other comprehensive loss before reclassifications	—	(0.3)	(0.3)
Amounts reclassified from accumulated other comprehensive loss	3.2	(0.4)	2.8
Net change in accumulated other comprehensive loss	3.2	(0.7)	2.5
Balance at December 31, 2021	$(64.4)	$(13.9)	$(78.3)
Other comprehensive loss before reclassifications	—	(1.4)	(1.4)
Amounts reclassified from accumulated other comprehensive loss	(3.5)	—	(3.5)
Net change in accumulated other comprehensive loss	(3.5)	(1.4)	(4.9)
Balance at December 31, 2022	$(67.9)	$(15.3)	$(83.2)
Other comprehensive income before reclassifications	—	1.1	1.1
Amounts reclassified from accumulated other comprehensive loss	4.2	—	4.2
Net change in accumulated other comprehensive loss	4.2	1.1	5.3
Balance at December 31, 2023	$(63.7)	$(14.2)	$(77.9)

Reclassifications from accumulated other comprehensive loss for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Amortization of pension and other postretirement benefits plans cost:
Net actuarial loss (a)	$1.0	$3.3	$3.8
Reclassification of translation adjustment (b)	—	—	(0.5)
Reclassifications before tax	1.0	3.3	3.3
Income tax expense	0.3	0.9	1.1
Reclassifications, net of tax	$0.7	$2.4	$2.2

(a)
These accumulated other comprehensive loss components are included in the calculation of net periodic pension and other postretirement benefits plans income recognized in investment and other income, net, on the audited Consolidated Statements of Operations (see Note 7, Retirement Plans).
(b)
Translation adjustment reclassification resulting from the liquidation of a foreign subsidiary is included in investment and other income, net on the audited Consolidated Statements of Operations.

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

Capital Markets

The Company provides software solutions, tech-enabled services and print and distribution solutions to public and private companies for deal solutions and compliance to companies that are, or are preparing to become, subject to the filing and reporting requirements of the Securities Act and the Exchange Act. Capital markets clients leverage the Company’s software offerings, proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the SEC's EDGAR system for their transactional and ongoing compliance needs. The Company assists its capital markets clients throughout the course of initial public offerings (“IPOs”), secondary offerings, mergers and acquisitions, public and private debt offerings, leveraged buyouts, spinouts, special purpose acquisition company (“SPAC”) and de-SPAC transactions and other similar transactions. In addition, the Company provides clients with compliance solutions to prepare their ongoing required Exchange Act filings that are compatible with the SEC’s EDGAR system, most notably Form 10-K, Form 10-Q, Form 8-K and proxy filings. The Company’s operating segments associated with its capital markets services and product offerings are as follows:

Capital Markets – Software Solutions—The Company provides Venue and ActiveDisclosure to public and private companies to help manage public and private transactional and compliance processes; collaborate; and tag, validate and file SEC documents.

Capital Markets – Compliance & Communications Management—The Company provides tech-enabled services and print and distribution solutions to public and private companies for deal solutions and SEC compliance requirements.

Investment Companies

The Company provides software solutions, tech-enabled services and print, distribution and fulfillment solutions to its investment companies clients that are subject to the filing and reporting requirements of the Investment Company Act, primarily mutual fund companies, alternative investment companies, insurance companies and third-party fund administrators. The Company’s suite of solutions enables its investment companies clients to comply with applicable ongoing SEC regulations, as well as to create, manage and deliver accurate and timely financial communications to investors and regulators. Investment companies clients leverage the Company’s proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the SEC’s EDGAR system. The Company’s operating segments associated with its investment companies services and products offerings are as follows:

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s CODM and is most consistent with the presentation of profitability reported within the audited Consolidated Financial Statements.

	Net Sales	Income (Loss) from Operations	Assets(a)	Depreciation and Amortization	Capital Expenditures
Year Ended December 31, 2023
Capital Markets - Software Solutions	$185.9	$6.8	$191.0	$29.8	$31.5
Capital Markets - Compliance and Communications Management	355.4	103.9	359.5	8.0	7.4
Investment Companies - Software Solutions	106.8	22.1	100.9	14.2	18.8
Investment Companies - Compliance and Communications Management	149.1	44.7	31.8	4.6	1.8
Total operating segments	797.2	177.5	683.2	56.6	59.5
Corporate	—	(67.5)	123.7	0.1	2.3
Total	$797.2	$110.0	$806.9	$56.7	$61.8

Year Ended December 31, 2022
Capital Markets - Software Solutions	$180.2	$13.5	$187.4	$23.0	$27.0
Capital Markets - Compliance and Communications Management	410.3	131.4	387.7	6.7	5.0
Investment Companies - Software Solutions	99.4	21.9	98.4	11.9	15.6
Investment Companies - Compliance and Communications Management	143.7	35.7	36.7	4.6	3.0
Total operating segments	833.6	202.5	710.2	46.2	50.6
Corporate	—	(57.5)	118.1	0.1	3.6
Total	$833.6	$145.0	$828.3	$46.3	$54.2

Year Ended December 31, 2021
Capital Markets - Software Solutions	$181.0	$30.4	$186.6	$16.7	$18.8
Capital Markets - Compliance and Communications Management	561.5	242.6	418.3	5.9	3.0
Investment Companies - Software Solutions	89.0	8.9	91.2	12.6	13.0
Investment Companies - Compliance and Communications Management	161.8	15.0	49.3	4.7	2.9
Total operating segments	993.3	296.9	745.4	39.9	37.7
Corporate	—	(77.6)	137.9	0.4	4.6
Total	$993.3	$219.3	$883.3	$40.3	$42.3

(a)
Certain assets are recorded within a segment based on predominant usage, however, as they benefit more than one segment, the related operating expenses are allocated between segments.

Corporate assets primarily consisted of the following:

	December 31,
	2023	2022
Cash and cash equivalents	$23.1	$34.2
Prepaid expenses and other current assets	21.9	16.0
Deferred income taxes, net	45.8	33.4
Other noncurrent assets	18.9	18.1

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 16. Geographic Area Information

The Company’s net sales and long-lived assets by geographic region for the years ended December 31, 2023, 2022 and 2021 were as follows:

	U.S.	Asia	Europe	Canada	Other	Consolidated
Year Ended December 31, 2023
Net sales	$698.1	$36.6	$31.0	$29.6	$1.9	$797.2
Long-lived assets (a)	140.9	4.6	0.9	0.4	—	146.8

Year Ended December 31, 2022
Net sales	$718.5	$48.2	$31.4	$33.7	$1.8	$833.6
Long-lived assets (a)	135.3	11.5	5.6	0.5	—	152.9

Year Ended December 31, 2021
Net sales	$856.5	$55.5	$42.0	$38.0	$1.3	$993.3
Long-lived assets (a)	130.6	8.9	13.3	0.4	—	153.2

(a)
Includes property, plant and equipment, net; software, net; operating lease right-of-use assets and other noncurrent assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Donnelley Financial Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Donnelley Financial Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price by service or product and management’s assessment of realizable selling price. The Company’s unbilled receivables balance and contract asset balance were $21.6 million and $16.3 million, respectively, as of December 31, 2023.

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
•
We evaluated management’s estimation process by performing the following:
o
For unbilled receivables as of December 31, 2022 and 2023, we compared the related revenue billed subsequently throughout 2023 and January 2024, respectively, to the estimate recorded.
o
For contract assets as of December 31, 2022, we compared the related revenue billed subsequently throughout 2023 to the estimate recorded.
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

February 20, 2024

We have served as the Company's auditor since 2015.

UNAUDITED INTERIM FINANCIAL INFORMATION

(In millions, except per share data)

For the Year Ended December 31, 2023

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$198.6	$242.1	$180.0	$176.5	$797.2
Income from operations	14.8	55.6	29.8	9.8	110.0
Net earnings	15.8	37.7	18.1	10.6	82.2
Net earnings per share:
Basic	0.54	1.28	0.62	0.36	2.81
Diluted	0.52	1.24	0.60	0.35	2.69
Weighted-average number of common shares outstanding:
Basic	29.2	29.5	29.4	29.2	29.3
Diluted	30.5	30.4	30.3	30.6	30.6

Includes the following items:

	Pre-tax					After-tax
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Share-based compensation expense	$4.3	$6.7	$6.1	$5.4	$22.5	$0.2	$4.7	$4.2	$4.2	$13.3
Restructuring, impairment and other charges, net	10.9	(2.2)	(0.3)	1.4	9.8	7.8	(1.4)	(0.3)	1.4	7.5
Loss on sale of a business	—	—	—	6.1	6.1	—	—	—	—	—
Accelerated rent expense	0.5	0.1	—	3.1	3.7	0.3	0.1	—	2.8	3.2
Disposition-related expenses	—	—	—	0.3	0.3	—	—	—	0.2	0.2
Gain on investments in equity securities	(6.7)	(0.2)	—	(0.1)	(7.0)	(4.8)	(0.2)	—	(0.1)	(5.1)
Non-income tax, net	(0.2)	(0.2)	(0.4)	(0.1)	(0.9)	(0.1)	(0.2)	(0.2)	(0.1)	(0.6)
Gain on sale of long-lived assets	(0.3)	(0.1)	(0.2)	(0.2)	(0.8)	(0.2)	(0.1)	(0.1)	(0.2)	(0.6)

INDEX TO EXHIBITS

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc., as filed on May 19, 2023 with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on May 19, 2023)

3.3

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 14, 2023, filed on November 16, 2023)

4.1

Indenture, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.2

Description of the Donnelley Financial Solutions, Inc. Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated December 31, 2019, filed on February 26, 2020)

10.1

Amended and Restated Credit Agreement, dated as of May 21, 2021, as amended pursuant to the First Amendment, dated as of May 11, 2023, by and among Donnelley Financial Solutions, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated June 30, 2023, filed on August 2, 2023)

10.2

2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.3

Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2017, filed on May 23, 2017)*

10.4

Amendment to the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan dated May 20, 2019 (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A (file No. 001-37728) filed on April 22, 2019)*

10.5

Amendment to Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan dated June 27, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 10-Q dated June 30, 2019, filed on August 1, 2019)*

10.6

Donnelley Financial Solutions, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed on February 22, 2022)*

10.7

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to R.R Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.8

Donnelley Financial Solutions, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.9

Donnelley Financial Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.10

Donnelley Financial Solutions, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 15, 2020, filed on July 20, 2020)*

10.11

Letter Agreement to Employment Agreement, dated as of April 20, 2018, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 10, 2018, filed on April 16, 2018)*

10.12

Amended and Restated Employment Agreement, dated as of July 13, 2017, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 13, 2017, filed on July 14, 2017)*

10.13

Amendment dated as of July 15, 2020 to Amended and Restated Employment Agreement dated as of July 13, 2017 between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 15, 2020, filed on July 20, 2020)*

10.14

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and David A. Gardella (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.15

Waiver of Severance Benefits, dated as of June 1, 2017, by and between David A. Gardella and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.16

Assignment of Severance Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and Jennifer B. Reiners (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.17

Employment Agreement, dated as of March 21, 2016, between R. R. Donnelley & Sons Company and Craig Clay (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed on February 22, 2022)*

10.18

Waiver of Severance Benefits, dated as of June 16, 2017, by and between Craig Clay and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed February 22, 2022)*

10.19

Employment Agreement, dated as of June 9, 2010, between R. R. Donnelley & Sons Company and Eric Johnson (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed February 22, 2022)*

10.20

Waiver of Severance Benefits, dated as of June 19, 2017, by and between Eric Johnson and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed February 22, 2022)*

10.21

Waiver of Severance Benefits, dated as of June 1, 2017, by and between Jennifer B. Reiners and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

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

10.38

Real Estate Sale Agreement, dated as of August 30, 2022, between Donnelley Financial, LLC and Aspirant Partners, LLC (incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q dated September 30, 2022, filed on November 2, 2022)

10.39

First Amendment to Real Estate Sale Agreement, dated as of November 28, 2022, between Donnelley Financial, LLC and Aspirant Partners, LLC (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K dated December 31, 2022, filed on February 21, 2023)

10.40

Second Amendment to Real Estate Sale Agreement, dated as of January 9, 2023, between Donnelley Financial, LLC and Aspirant Partners, LLC (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K dated December 31, 2022, filed on February 21, 2023)

10.41

Third Amendment to Real Estate Agreement, dated as of September 21, 2023, between Donnelley Financial, LLC and Aspirant Partners, LLC (incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q dated September 30, 2023, filed on November 1, 2023)

10.42	Fourth Amendment to Real Estate Agreement, dated as of November 6, 2023, between Donnelley Financial, LLC and Aspirant Partners, LLC (filed herewith)

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

97.1	Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation, dated as of December 1, 2023 (filed herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL and contained in Exhibit 101

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of February 2024.

DONNELLEY FINANCIAL SOLUTIONS, INC.

By:	/ S / DAVID A. GARDELLA
David A. Gardella Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 20th day of February 2024.

Signature and Title	Signature and Title

/ S / DANIEL N. LEIB	/ S / CHARLES D. DRUCKER
Daniel N. Leib President and Chief Executive Officer, Director (Principal Executive Officer)	Charles D. Drucker Director

/ S / DAVID A. GARDELLA	/ S / JULIET S. ELLIS
David A. Gardella Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Juliet S. Ellis Director

/ S / KAMI S. TURNER	/ S / GARY G. GREENFIELD
Kami S. Turner Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	Gary G. Greenfield Director

/ S / RICHARD L. CRANDALL	/ S / JEFFREY JACOBOWITZ
Richard L. Crandall Chairman of the Board, Director	Jeffrey Jacobowitz Director

/ S / LUIS A. AGUILAR	/ S / LOIS M. MARTIN
Luis A. Aguilar Director	Lois M. Martin Director

/ S / CHANDAR PATTABHIRAM
Chandar Pattabhiram Director