Form 10-Q
period 2024-03-31
Donnelley Financial Solutions, Inc.
filed 2024-05-01
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐ No ☒

As of April 26, 2024, 29,315,874 shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

Forward-looking statements are not guarantees of future performance. These forward-looking statements are subject to a number of important factors, including those factors discussed in detail in Part I, Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 20, 2024 (the “Annual Report”), in addition to those discussed elsewhere in this Quarterly Report, that could cause the Company’s actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

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
•
the competitive market for the Company’s products, clients’ budgetary constraints and industry fragmentation affecting prices;
•
the ability to gain client acceptance of the Company’s new products and technologies;
•
failure of disaster recovery and business continuity plans to adequately respond to a material disruptive event;
•
undetected errors or failures found in the Company’s services and products could tie-up customer support resources or delay market acceptance of the Company’s services and products;
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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Operations

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Net sales
Tech-enabled services	$82.9	$78.4
Software solutions	80.3	70.1
Print and distribution	40.2	50.1
Total net sales	203.4	198.6
Cost of sales (a)
Tech-enabled services	30.6	33.3
Software solutions	27.3	28.4
Print and distribution	22.2	28.6
Total cost of sales	80.1	90.3
Selling, general and administrative expenses (a)	72.8	70.5
Depreciation and amortization	13.9	12.4
Restructuring, impairment and other charges, net	1.8	10.9
Other operating income, net	(9.8)	(0.3)
Income from operations	44.6	14.8
Interest expense, net	3.6	3.5
Investment and other income, net	(0.4)	(6.9)
Earnings before income taxes	41.4	18.2
Income tax expense	8.1	2.4
Net earnings	$33.3	$15.8

Net earnings per share:
Basic	$1.14	$0.54
Diluted	$1.09	$0.52
Weighted average number of common shares outstanding:
Basic	29.3	29.2
Diluted	30.5	30.5

(a)
Exclusive of depreciation and amortization

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Net earnings	$33.3	$15.8

Other comprehensive (loss) income, net of tax:
Translation adjustments	(0.5)	0.2
Adjustment for net periodic pension and other postretirement benefits plans	0.2	0.1
Other comprehensive (loss) income, net of tax	(0.3)	0.3
Comprehensive income	$33.0	$16.1

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Balance Sheets

(in millions, except per share data)

(UNAUDITED)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$43.7	$23.1
Receivables, less allowances for expected losses of $20.7 in 2024 (2023 - $18.9)	194.2	151.8
Prepaid expenses and other current assets	30.2	31.0
Assets held for sale	—	2.6
Total current assets	268.1	208.5
Property, plant and equipment, net	12.7	13.5
Operating lease right-of-use assets	14.3	16.4
Software, net	90.5	87.6
Goodwill	405.7	405.8
Deferred income taxes, net	47.0	45.8
Other noncurrent assets	29.5	29.3
Total assets	$867.8	$806.9
LIABILITIES
Accounts payable	$44.0	$33.9
Operating lease liabilities	13.0	14.0
Accrued liabilities	122.9	153.7
Total current liabilities	179.9	201.6
Long-term debt	204.5	124.5
Deferred compensation liabilities	13.4	13.1
Pension and other postretirement benefits plans liabilities	33.4	34.4
Noncurrent operating lease liabilities	9.4	12.1
Other noncurrent liabilities	18.3	19.0
Total liabilities	458.9	404.7
Commitments and Contingencies (Note 7)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and outstanding: 38.8 shares and 29.4 shares in 2024 (2023 - 38.0 shares and 29.1 shares)	0.4	0.4
Treasury stock, at cost: 9.4 shares in 2024 (2023 - 8.9 shares)	(293.4)	(262.1)
Additional paid-in capital	310.7	305.7
Retained earnings	469.4	436.1
Accumulated other comprehensive loss	(78.2)	(77.9)
Total equity	408.9	402.2
Total liabilities and equity	$867.8	$806.9

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Cash Flows

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net earnings	$33.3	$15.8
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	13.9	12.4
Provision for expected losses on accounts receivable	4.5	3.6
Share-based compensation expense	5.1	4.3
Deferred income taxes	(1.4)	(2.9)
Net pension plan income	(0.3)	(0.2)
Gain on sale of long-lived assets	(9.8)	(0.3)
Gain on investments in equity securities	(0.1)	(6.7)
Amortization of operating lease right-of-use assets	2.3	3.7
Other	0.3	0.2
Changes in operating assets and liabilities:
Receivables, net	(47.2)	(39.7)
Prepaid expenses and other current assets	(6.4)	(7.2)
Accounts payable	6.4	0.6
Income taxes payable and receivable	7.5	2.2
Accrued liabilities and other	(31.9)	(32.8)
Operating lease liabilities	(3.7)	(4.1)
Pension and other postretirement benefits plans contributions	(0.4)	(0.4)
Net cash used in operating activities	(27.9)	(51.5)
INVESTING ACTIVITIES
Capital expenditures	(12.3)	(10.6)
Proceeds from sale of long-lived assets	12.4	—
Proceeds from sales of investments in equity securities	0.1	8.9
Net cash provided by (used in) investing activities	0.2	(1.7)
FINANCING ACTIVITIES
Revolving facility borrowings	138.5	99.0
Payments on revolving facility borrowings	(58.5)	(33.5)
Treasury share repurchases	(30.8)	(18.4)
Cash received for common stock issuances	—	1.2
Finance lease payments	(0.6)	(0.6)
Net cash provided by financing activities	48.6	47.7
Effect of exchange rate on cash and cash equivalents	(0.3)	0.1
Net increase (decrease) in cash and cash equivalents	20.6	(5.4)
Cash and cash equivalents at beginning of year	23.1	34.2
Cash and cash equivalents at end of period	$43.7	$28.8
Supplemental cash flow information:
Income taxes paid (net of refunds)	$1.9	$2.7
Interest paid	$2.8	$4.1
Non-cash investing activities:
Non-cash consideration from sale of investment in an equity security (Note 1)	$—	$2.9
Capitalized software included in accounts payable	$3.8	$3.7

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	38.0	$0.4	8.9	$(262.1)	$305.7	$436.1	$(77.9)	$402.2
Net earnings	—	—	—	—	—	33.3	—	33.3
Other comprehensive loss	—	—	—	—	—	—	(0.3)	(0.3)
Share-based compensation expense	—	—	—	—	5.0	—	—	5.0
Common stock repurchases	—	—	0.1	(8.8)	—	—	—	(8.8)
Issuance of share-based awards, net of withholdings and other	0.8	—	0.4	(22.5)	—	—	—	(22.5)
Balance at March 31, 2024	38.8	$0.4	9.4	$(293.4)	$310.7	$469.4	$(78.2)	$408.9

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	36.9	$0.4	8.0	$(221.8)	$280.2	$353.9	$(83.2)	$329.5
Net earnings	—	—	—	—	—	15.8	—	15.8
Other comprehensive income	—	—	—	—	—	—	0.3	0.3
Share-based compensation expense	—	—	—	—	4.3	—	—	4.3
Common stock repurchases	—	—	—	(1.3)	—	—	—	(1.3)
Issuance of share-based awards, net of withholdings and other	1.0	—	0.4	(17.0)	1.1	—	—	(15.9)
Balance at March 31, 2023	37.9	$0.4	8.4	$(240.1)	$285.6	$369.7	$(82.9)	$332.7

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

Services and Products

The Company separately reports its net sales and related cost of sales for its software solutions, tech-enabled services and print and distribution offerings. The Company’s software solutions consist of ActiveDisclosure® (“ActiveDisclosure”), the Arc Suite® software platform (“Arc Suite”) and Venue® Virtual Data Room (“Venue”). The Company’s tech-enabled services offerings consist of document composition, compliance-related SEC Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) filing services and transactional solutions. The Company’s print and distribution offerings primarily consist of conventional and digital printed products and related shipping.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of DFIN and all majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial data presented herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s latest Annual Report. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the results of operations, financial position and cash flows for the interim periods presented. Results of interim periods should not be considered indicative of the results for the full year.

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

Allowances for Expected Losses—Transactions affecting the current expected credit loss (“CECL”) reserve during the three months ended March 31, 2024 and 2023 were as follows:

	March 31,
	2024	2023
Balance, beginning of year	$18.9	$17.1
Provisions charged to expense	4.5	3.6
Write-offs, reclassifications and other	(2.7)	(2.6)
Balance, end of period	$20.7	$18.1

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The components of the CECL reserve balance at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Provision for accounts receivable	$20.0	$18.5
Provision for unbilled receivables and contract assets	0.7	0.4
Total	$20.7	$18.9

Assets Held for Sale—As of December 31, 2023, the Company had land held for sale with a carrying value of $2.6 million. On March 29, 2024, the Company sold the land for net proceeds of $13.2 million, of which $12.4 million was received in the first quarter of 2024 and $0.8 million of non-refundable fees were received in 2023. The Company recognized a net pre-tax gain of $10.6 million related to the sale, of which $9.8 million was recorded during the three months ended March 31, 2024 and $0.8 million was recognized during the year ended December 31, 2023. The net pre-tax gain was recorded in other operating income, net on the Unaudited Condensed Consolidated Statements of Operations within the Capital Markets - Compliance and Communications Management operating segment.

Property, Plant and Equipment, net—The components of the Company’s property, plant and equipment, net at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Land	$0.3	$0.3
Buildings	17.2	17.8
Machinery and equipment	67.6	68.0
	85.1	86.1
Less: Accumulated depreciation	(72.4)	(72.6)
Total	$12.7	$13.5

During the three months ended March 31, 2024 and 2023, depreciation expense was $1.8 million and $1.9 million, respectively.

Software, net—Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software, excluding amortization expense related to other intangible assets, was $12.1 million and $10.3 million for the three months ended March 31, 2024 and 2023, respectively.

Investments—The carrying value of the Company’s investments in equity securities was $5.5 million at both March 31, 2024 and December 31, 2023. The Company measures its equity securities that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes. During the three months ended March 31, 2024, there were no events or changes in circumstances that suggested an impairment or an observable price change.

During the three months ended March 31, 2023, the Company sold an investment in an equity security and received proceeds of $11.8 million, including $8.9 million of cash and common stock of the acquiror. The sale resulted in a net realized gain of $6.7 million for the three months ended March 31, 2023, which is included in investment and other income, net, on the Unaudited Condensed Consolidated Statements of Operations within Corporate.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires that an entity disclose consistent categories and greater disaggregation of significant expenses by reportable segment, information regarding the chief operating decision maker (“CODM”) and how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources, among other amendments that expand segment reporting disclosures. ASU 2023-07 also requires that an entity disclose all information about a reportable segment’s profit or loss and assets currently required annually by FASB Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, in interim periods. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its disclosures to the Unaudited Condensed Consolidated Financial Statements.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires that an entity disclose consistent categories and greater disaggregation of information in the income tax rate reconciliation, income taxes paid disaggregated by jurisdiction, among other amendments that expand income tax disclosures. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its disclosures to the Unaudited Condensed Consolidated Financial Statements.

Note 2. Revenue

Revenue Recognition

The Company manages highly-customized data and materials to enable filings with the SEC on behalf of its customers as well as performs tagging of documents using Inline eXtensible Business Reporting Language (“iXBRL”) and other services. Clients are provided with EDGAR filing services, iXBRL compliance services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among other services. The Company provides software solutions to public and private companies, mutual funds and other regulated investment firms to serve their regulatory and compliance needs, including ActiveDisclosure, Arc Suite and Venue, and provides digital document creation, online content management and print and distribution solutions.

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

Disaggregation of Revenue

The following table disaggregates revenue between tech-enabled services, software solutions and print and distribution by reportable segment:

	Three Months Ended March 31,
	2024				2023
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$53.0	$—	$53.0	$—	$43.7	$—	$43.7
Capital Markets - Compliance and Communications Management	66.0	—	25.1	91.1	60.7	—	33.4	94.1
Investment Companies - Software Solutions	—	27.3	—	27.3	—	26.4	—	26.4
Investment Companies - Compliance and Communications Management	16.9	—	15.1	32.0	17.7	—	16.7	34.4
Total net sales	$82.9	$80.3	$40.2	$203.4	$78.4	$70.1	$50.1	$198.6

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

Contract assets were $24.2 million and $16.3 million at March 31, 2024 and December 31, 2023, respectively. Generally, the contract assets balance is impacted by the recognition of additional revenue, amounts invoiced to customers and changes in the level of constraint applied to variable consideration. Amounts recognized as revenue exceeded the estimates for performance obligations satisfied in previous periods by approximately $11.0 million and $11.7 million for the three months ended March 31, 2024 and 2023, respectively, primarily due to changes in the Company’s estimate of variable consideration and the application of the constraint.

Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price and management’s assessment of realizable selling price. Unbilled receivables were $50.5 million and $21.6 million at March 31, 2024 and December 31, 2023, respectively. Unbilled receivables and contract assets are included in receivables, less allowances for expected losses on the Unaudited Condensed Consolidated Balance Sheets.

Contract liabilities consist of deferred revenue and progress billings, which are included in accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. The Company recognized $19.1 million and $17.7 million of revenue during the three months ended March 31, 2024 and 2023, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. Changes in contract liabilities were as follows:

	March 31,
	2024	2023
Balance, beginning of year	$46.8	$46.1
Deferral of revenue	41.2	41.5
Revenue recognized	(37.0)	(34.6)
Balance, end of period	$51.0	$53.0

Most of the Company's contracts with significant remaining performance obligations have an initial expected duration of one year or less. As of March 31, 2024, the future estimated revenue related to unsatisfied or partially satisfied performance obligations under contracts with an original contractual term in excess of one year was approximately $121 million, of which approximately 55% is expected to be recognized as revenue over the succeeding twelve months, and the remainder recognized thereafter.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 3. Goodwill

The goodwill balances by reportable segment were as follows:

	Gross book value at December 31, 2023	Accumulated impairment charges at December 31, 2023	Net book value at December 31, 2023	Foreign exchange and other adjustments	Net book value at March 31, 2024
Capital Markets - Software Solutions	$100.0	$—	$100.0	$—	$100.0
Capital Markets - Compliance and Communications Management	252.8	—	252.8	(0.1)	252.7
Investment Companies - Software Solutions	53.0	—	53.0	—	53.0
Investment Companies - Compliance and Communications Management	40.6	(40.6)	—	—	—
Total	$446.4	$(40.6)	$405.8	$(0.1)	$405.7

Note 4. Leases

The Company has operating leases for certain service centers, office space and equipment as well as finance leases primarily related to certain information technology equipment. The Company’s payments related to its operating and finance lease liabilities for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid related to operating leases	$3.9	$4.5
Cash paid related to finance leases	$0.6	$0.6

The components of lease expense for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease expense:
Operating lease expense	$2.4	$3.9
Sublease income	(1.1)	(1.1)
Net operating lease expense	$1.3	$2.8

Finance lease expense:
Amortization of right-of-use assets	$0.6	$0.6
Interest on lease liabilities	0.1	0.1
Total finance lease expense	$0.7	$0.7

The Company’s finance lease liabilities as of March 31, 2024 and December 31, 2023 are presented on the Company’s Unaudited Condensed Consolidated Balance Sheets as follows:

	March 31, 2024	December 31, 2023
Property, plant and equipment, net	$6.4	$7.0

Accrued liabilities	$2.5	$2.5
Other noncurrent liabilities	4.1	4.7
Total	$6.6	$7.2

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Other information related to finance leases for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Non-cash disclosure:
Increase in finance lease liabilities due to new right-of-use assets	$—	$2.5

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

For the three months ended March 31, 2024 and 2023, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Other Charges	Total
Three Months Ended March 31, 2024
Capital Markets - Compliance and Communications Management	$0.5	$0.1	$0.6
Investment Companies - Software Solutions	0.1	—	0.1
Corporate	1.1	—	1.1
Total	$1.7	$0.1	$1.8

	Employee Terminations	Other Charges	Total
Three Months Ended March 31, 2023
Capital Markets - Software Solutions	$2.0	$—	$2.0
Capital Markets - Compliance and Communications Management	8.2	0.1	8.3
Investment Companies - Software Solutions	(0.1)	—	(0.1)
Investment Companies - Compliance and Communications Management	0.2	—	0.2
Corporate	0.5	—	0.5
Total	$10.8	$0.1	$10.9

For the three months ended March 31, 2024, the Company recorded net restructuring charges of $1.7 million related to employee termination costs for approximately 10 employees, substantially all of whom will be terminated by December 31, 2024. The restructuring actions were primarily related to certain changes in management structure and the consolidation of service delivery operations.

For the three months ended March 31, 2023, the Company recorded net restructuring charges of $10.8 million related to employee termination costs for approximately 150 employees, substantially all of whom were terminated as of December 31, 2023. The restructuring actions were primarily related to the reorganization of certain capital markets operations.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Restructuring Reserve – Employee Terminations

The Company’s employee terminations liability is included in accrued liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. Changes in the accrual for employee terminations during the three months ended March 31, 2024 were as follows:

Employee Terminations
Balance at December 31, 2023	$2.1
Restructuring charges, net	1.7
Cash paid	(1.7)
Balance at March 31, 2024	$2.1

Note 6. Retirement Plans

The components of estimated net pension plan income for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Interest cost	$2.8	$2.9
Expected return on assets	(3.4)	(3.3)
Amortization, net	0.3	0.2
Net pension plan income	$(0.3)	$(0.2)

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

Note 8. Debt

The Company’s debt as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Term Loan A Facility	$125.0	$125.0
Borrowings under the Revolving Facility	80.0	—
Unamortized debt issuance costs	(0.5)	(0.5)
Total long-term debt	$204.5	$124.5

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

Term Loan A Facility—The unpaid principal amount of the Term Loan A Facility is due and payable in full on May 27, 2026. Voluntary prepayments of the Term Loan A Facility are permitted at any time without premium or penalty. The weighted-average interest rate on borrowings under the Term Loan A Facility was 7.4% and 6.0% for the three months ended March 31, 2024 and 2023, respectively. The fair value of the Term Loan A Facility was $124.5 million and $124.1 million as of March 31, 2024 and December 31, 2023, respectively, and was determined to be Level 2 under the fair value hierarchy.

Revolving Facility—As of March 31, 2024, there were $80.0 million of borrowings outstanding under the Revolving Facility. As of December 31, 2023, there were no borrowings outstanding under the Revolving Facility. The weighted average interest rate on borrowings under the Revolving Facility was 7.9% and 6.9% for the three months ended March 31, 2024 and 2023, respectively. The fair value of the Company's borrowings under the Revolving Facility is classified as Level 2 under the fair value hierarchy and approximated its carrying value as of March 31, 2024, as the Revolving Facility carries a variable rate of interest reflecting current market rates.

The following table summarizes interest expense, net included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2024	2023
Interest incurred	$4.3	$4.0
Interest income	(0.7)	(0.5)
Interest expense, net	$3.6	$3.5

Note 9. Earnings per Share

Net earnings per basic share is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Net earnings per diluted share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period, including stock options, restricted stock units (“RSUs”), performance share units (“PSUs”) and restricted stock, using the treasury stock method.

The reconciliation of the numerator and denominator of the basic and diluted net earnings per share calculation and the anti-dilutive share-based awards for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Net earnings per share:
Basic	$1.14	$0.54
Diluted	$1.09	$0.52
Numerator:
Net earnings	$33.3	$15.8
Denominator:
Weighted average number of common shares outstanding	29.3	29.2
Dilutive awards	1.2	1.3
Diluted weighted average number of common shares outstanding	30.5	30.5
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	0.1	—

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 10. Share-based Compensation

The Company’s share-based compensation plan under which it may grant future awards, the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan (as amended, the “2016 PIP”), was approved by the Board of Directors (the “Board”) and the Company’s stockholders and provides incentives to key employees of the Company. Awards under the 2016 PIP may include cash or stock bonuses, stock options, stock appreciation rights, restricted stock, PSUs, performance cash awards or RSUs. In addition, non-employee members of the Board may receive awards under the 2016 PIP. Increases to the shares of common stock available for issuance under the 2016 PIP requires stockholder approval. At March 31, 2024, there were 2.4 million remaining shares of common stock authorized and available for grant under the 2016 PIP.

The Company recognizes compensation expense for share-based awards based on estimated grant date fair values and certain assumptions, as further disclosed in Note 12, Share-based Compensation, of the Annual Report.

Total share-based compensation expense was $5.1 million and $4.3 million for the three months ended March 31, 2024 and 2023, respectively. The income tax benefit related to share-based compensation expense was $4.5 million and $4.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, $49.7 million of total unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.2 years.

Stock Options

There were no stock options granted during the three months ended March 31, 2024. Stock option awards outstanding as of March 31, 2024 and December 31, 2023, and changes during the three months ended March 31, 2024, were as follows:

	Shares Under Option (thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2023	377	$18.12
Outstanding at March 31, 2024	377	$18.12
Vested and exercisable at March 31, 2024	377	$18.12

Restricted Stock Units

RSUs outstanding as of March 31, 2024 and December 31, 2023, and changes during the three months ended March 31, 2024, were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2023	786	$34.55
Granted	221	65.53
Vested	(348)	32.52
Forfeited	(13)	35.61
Nonvested at March 31, 2024	646	$46.23

As of March 31, 2024, $25.0 million of unrecognized share-based compensation expense related to RSUs is expected to be recognized over a weighted-average period of 2.4 years.

Performance Share Units

PSUs outstanding as of March 31, 2024 and December 31, 2023, and changes during the three months ended March 31, 2024, were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2023	847	$33.47
Granted	349	57.17
Vested	(419)	28.61
Forfeited	(24)	32.88
Nonvested at March 31, 2024	753	$47.20

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

During the three months ended March 31, 2024, 349 thousand PSUs were granted to certain executive officers and senior management, 226 thousand of which related to grants made in 2024 (“2024 PSUs”) and 123 thousand of which related to additional shares issued during the three months ended March 31, 2024 due to the achievement of certain targets for the year ended December 31, 2023.

The fair value of PSUs granted prior to 2024 was based on the Company's stock price on the grant date. The 2024 PSUs include a market condition related to the performance of the Company's stock price relative to a peer group, or relative total shareholder return (“TSR”) modifier, which can affect the number of shares ultimately issued to grantees at the end of the three-year performance period. The grant date fair value of the 2024 PSUs was determined based on a Monte Carlo valuation model. The total potential payout for the 2024 PSUs is payable upon the achievement of certain established performance targets and can also be impacted by the TSR modifier, resulting in a range from zero to 564 thousand shares.

Year Granted	Performance / Service Period	Estimated or Actual Attainment	PSUs Outstanding as of March 31, 2024 (Thousands)	Estimated PSU Attainment or Actual PSUs Earned (Thousands)
2024 (a)	2024	94% (c) (f)	23	22
2024 (a)	2025	(d)	23	—
2024 (a)	2026	(d)	23	—
2024 (a)	2024-2026	100% (e) (f)	45	45
2024 (a)	2024-2026	100% (e) (f)	112	112
			226	179

2023 (b)	2023	140% (g)	66	92
2023 (b)	2024	84% (c)	64	54
2023 (b)	2025	(d)	64	—
2023 (b)	2023-2025	100% (e)	65	65
			259	211

2022 (b)	2022	140% (g)	68	95
2022 (b)	2023	71% (g)	68	48
2022 (b)	2024	146% (c)	65	95
2022 (b)	2022-2024	100% (c)	67	67
			268	305

(a)
The 2024 PSUs contain five performance periods, including three annual performance periods and two three-year cumulative performance periods.
(b)
The PSU awards granted in 2023 and 2022 consist of four performance periods, including three annual performance periods and one three-year cumulative performance period.
(c)
Amounts represent estimated attainment and estimated PSUs.
(d)
As the performance period has not yet commenced, expense is not being recognized.
(e)
Expense for the cumulative performance/service period is recognized at 100% of the estimated attainment until the attainment expected by the end of the cumulative three-year performance period can be reasonably estimated, which generally occurs at the end of the second service year.
(f)
Attainment percentage does not include the TSR modifier that is determined at the end of the three-year performance period and applied to PSUs that are earned based on the achievement of the service and performance conditions.
(g)
Amounts represent actual attainment and actual PSUs earned as the performance period is complete.

As of March 31, 2024, $24.7 million of unrecognized share-based compensation expense related to PSUs is expected to be recognized over a weighted-average period of 2.0 years.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Common Stock Repurchases

On August 17, 2022, the Board authorized an increase to the stock repurchase program previously approved in February 2022 to bring the total remaining available repurchase authorization for shares on or after August 17, 2022 to $150 million, which expired on December 31, 2023. On November 14, 2023, the Board authorized the repurchase of up to $150 million of the Company’s outstanding common stock commencing on January 1, 2024, with an expiration date of December 31, 2025. As of March 31, 2024, the remaining authorized amount was $141.2 million.

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

The Company’s stock repurchases for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Common stock repurchases	$8.8	$1.3
Number of shares repurchased	139,893	33,568
Average price paid per share	$62.61	$38.82

Note 12. Comprehensive Income

The components of other comprehensive (loss) income and income tax expense allocated to each component for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31, 2024
	Before Tax	Income Tax	Net of Tax
Translation adjustments	$(0.5)	$—	$(0.5)
Adjustment for net periodic pension and other postretirement benefits plans	0.3	0.1	0.2
Other comprehensive (loss) income	$(0.2)	$0.1	$(0.3)

	Three Months Ended March 31, 2023
	Before Tax	Income Tax	Net of Tax
Translation adjustments	$0.2	$—	$0.2
Adjustment for net periodic pension and other postretirement benefits plans	0.2	0.1	0.1
Other comprehensive income	$0.4	$0.1	$0.3

The following table summarizes changes in accumulated other comprehensive loss by component for the three months ended March 31, 2024:

	Pension and Other Postretirement Benefits Plans Cost	Translation Adjustments	Total
Balance at December 31, 2023	$(63.7)	$(14.2)	$(77.9)
Other comprehensive loss before reclassifications	—	(0.5)	(0.5)
Amounts reclassified from accumulated other comprehensive loss	0.2	—	0.2
Net change in accumulated other comprehensive loss	0.2	(0.5)	(0.3)
Balance at March 31, 2024	$(63.5)	$(14.7)	$(78.2)

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following table summarizes changes in accumulated other comprehensive loss by component for the three months ended March 31, 2023:

	Pension and Other Postretirement Benefits Plans Cost	Translation Adjustments	Total
Balance at December 31, 2022	$(67.9)	$(15.3)	$(83.2)
Other comprehensive income before reclassifications	—	0.2	0.2
Amounts reclassified from accumulated other comprehensive loss	0.1	—	0.1
Net change in accumulated other comprehensive loss	0.1	0.2	0.3
Balance at March 31, 2023	$(67.8)	$(15.1)	$(82.9)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Amortization of pension and other postretirement benefits plans cost:
Net actuarial loss (a)	$0.3	$0.2
Reclassifications before tax	0.3	0.2
Income tax expense	0.1	0.1
Reclassifications, net of tax	$0.2	$0.1

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

Capital Markets

The Company provides software solutions, tech-enabled services and print and distribution solutions to public and private companies for deal solutions and compliance to companies that are, or are preparing to become, subject to the filing and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act. Capital markets clients leverage the Company’s software offerings, proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the SEC’s EDGAR system for their transactional and ongoing compliance needs. The Company assists its capital markets clients throughout the course of initial public offerings, secondary offerings, mergers and acquisitions, public and private debt offerings, leveraged buyouts, spinouts, special purpose acquisition company (“SPAC”) and de-SPAC transactions and other similar transactions. In addition, the Company provides clients with compliance solutions to prepare their ongoing required Exchange Act filings that are compatible with the SEC’s EDGAR system, most notably Form 10-K, Form 10-Q, Form 8-K and proxy filings. The Company’s operating segments associated with its capital markets services and product offerings are as follows:

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Investment Companies

The Company provides software solutions, tech-enabled services and print, distribution and fulfillment solutions to its investment companies clients, which are primarily mutual fund companies, alternative investment companies, insurance companies and third-party fund administrators, that are subject to the filing and reporting requirements of the Investment Company Act of 1940, as amended (the “Investment Company Act”) as well as European and Canadian regulations. The Company’s suite of solutions enables its investment companies clients to comply with applicable ongoing SEC regulations, as well as to create, manage and deliver accurate and timely financial communications to investors and regulators. Investment companies clients leverage the Company’s proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the SEC's EDGAR system. The Company’s operating segments associated with its investment companies services and products offerings are as follows:

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

Investment Companies – Compliance & Communications Management—The Company provides its investment companies clients tech-enabled services to prepare, file, tag and distribute registration forms, as well as iXBRL-formatted filings pursuant to the Investment Company Act, through the SEC’s EDGAR system. In addition, the Company provides print and distribution solutions for its clients to communicate with their investors.

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s CODM and is most consistent with the presentation of profitability reported within the Unaudited Condensed Consolidated Financial Statements.

	Net Sales	Income (Loss) from Operations	Assets(a)	Depreciation and Amortization	Capital Expenditures
Three Months Ended March 31, 2024
Capital Markets - Software Solutions	$53.0	$9.5	$193.8	$6.5	$3.7
Capital Markets - Compliance and Communications Management	91.1	38.6	387.6	2.1	1.9
Investment Companies - Software Solutions	27.3	3.8	110.7	4.2	5.1
Investment Companies - Compliance and Communications Management	32.0	7.1	36.4	1.1	1.1
Total operating segments	203.4	59.0	728.5	13.9	11.8
Corporate	—	(14.4)	139.3	—	0.5
Total	$203.4	$44.6	$867.8	$13.9	$12.3

Three Months Ended March 31, 2023
Capital Markets - Software Solutions	$43.7	$(0.6)	$189.7	$6.2	$5.5
Capital Markets - Compliance and Communications Management	94.1	16.6	415.3	1.8	1.1
Investment Companies - Software Solutions	26.4	5.0	103.3	3.3	3.5
Investment Companies - Compliance and Communications Management	34.4	8.1	43.6	1.1	0.3
Total operating segments	198.6	29.1	751.9	12.4	10.4
Corporate	—	(14.3)	119.4	—	0.2
Total	$198.6	$14.8	$871.3	$12.4	$10.6

(a)
Certain assets are recorded within a segment based on predominant usage, however, as they benefit more than one segment, the related operating expenses are allocated between segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), unless otherwise specified or the context otherwise requires, the “Company” or “DFIN” refer to Donnelley Financial Solutions, Inc. and its consolidated subsidiaries. MD&A should be read together with the Company’s Unaudited Condensed Consolidated Financial Statements and the related notes thereto, as well as the Company’s audited Consolidated Financial Statements and the related notes thereto within its Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024 (the “Annual Report”).

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

Technological advancements, regulatory changes, and evolving workflow preferences have led to the Company’s clients managing more of the financial disclosure process themselves, changing the marketplace for the Company’s services and products. DFIN’s strategy in its Software Solutions segments (CM-SS and IC-SS, as defined below) aligns with the changing marketplace by focusing the Company’s investments and resources in its advanced software solutions, primarily ActiveDisclosure® (“ActiveDisclosure”), Arc Suite® software platform (“Arc Suite”) and Venue® Virtual Data Room (“Venue”), while making targeted investments to further enhance product features. In its Compliance & Communications Management segments (CM-CCM and IC-CCM, as defined below), the Company’s strategy focuses on maintaining its market-leading position by offering a high-touch, service-oriented experience, using its unique combination of tech-enabled services and print and distribution capabilities.

Market Volatility/Cyclicality and Seasonality

The Company’s Capital Markets segments (CM-SS and CM-CCM), in particular, are subject to market volatility, as the demand for the transactional and Venue offerings is largely dependent on the global market for initial public offerings (“IPOs”), secondary offerings, mergers and acquisitions (“M&A”), public and private debt offerings, leveraged buyouts, spinouts, special purpose acquisition company (“SPAC”) and de-SPAC transactions and other similar transactions. A variety of factors impact the global markets for transactions, including economic activity levels, interest rates, market volatility, the regulatory and political environment, geopolitical and civil unrest and global pandemics, among others. Due to the significant net sales and profitability derived from transactional and Venue offerings, market volatility can lead to uneven financial performance when comparing to previous periods. U.S. IPOs, M&A transactions and public debt offerings were also previously disrupted by U.S. federal government shutdowns, and any future government shutdowns could result in additional volatility. The Company's compliance offerings, supporting the quarterly and annual public company reporting processes through its filing services and ActiveDisclosure, as well as its Investment Companies segments (IC-SS and IC-CCM) regulatory and stockholder communications offerings, including Arc Suite, are less impacted by market volatility. The Company's overall risk profile is balanced by offering services in higher demand during a down market, such as document management tools for the bankruptcy/restructuring process and by moving upstream in the filing process with products like Venue.

The quarterly/annual public company reporting cycle subjects the Company to filing seasonality which peaks shortly after the end of each fiscal quarter. Additionally, investment companies clients’ financial and regulatory reporting requirements include filings for mutual funds on a semi-annual basis as well as annual prospectus filings, which peaks during the second fiscal quarter. The seasonality and associated operational implications include the need to increase staff during peak periods through a combined strategy of hiring temporary personnel, increasing the premium time of existing staff and outsourcing production for a number of services. ActiveDisclosure and Arc Suite provide clients and their financial advisors software solutions which allow them to autonomously file and distribute compliance documents with regulatory agencies reducing the need for additional service support during peak periods. The Company remains focused on driving annual recurring revenue to mitigate the impact of market volatility on its financial results.

Services and Products

The Company separately reports its net sales and related cost of sales for its software solutions, tech-enabled services and print and distribution offerings. The Company’s software solutions consist of ActiveDisclosure, Arc Suite and Venue. The Company’s tech-enabled services offerings consist of document composition, compliance-related SEC Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) filing services and transactional solutions. The Company’s print and distribution offerings primarily consist of conventional and digital printed products and related shipping.

Government Regulations and Regulatory Impact

The SEC is adopting new as well as amending existing rules and forms to modernize the reporting and disclosure of information under the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Investment Company Act of 1940, as amended (the “Investment Company Act”). As the scope and complexity of the regulatory environment continues to increase, regulators are also demanding a greater use of structured, machine-readable data in companies’ disclosures. These actions are driving significant changes which impact the Company’s customers, and have enabled the Company to offer new value-added functionality and services and accelerate its transition from print and distribution to software solutions.

On October 26, 2022, the SEC announced that it adopted the Tailored Shareholder Reports (“TSR”) for Mutual Funds and Exchange-Traded Funds rule, which requires certain investment companies to complete a new concise and visually engaging annual and semi-annual TSR that highlights key information that is particularly important for retail investors to assess and monitor their investments. The TSR, which can be printed and mailed or delivered electronically upon request of the investor, replaces SEC Rule 30e-3 “Optional Internet Availability of Investment Company Shareholder Reports” for open-ended funds and ETFs registered under N-1A and will require iXBRL tagging. The rule went into effect on January 24, 2023 and compliance is required by July 24, 2024. As a result, the Company is expecting an increase in net sales from Arc Suite, tech-enabled services and print beginning in the second half of 2024.

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

Investment Companies

The Company provides software solutions, tech-enabled services and print, distribution and fulfillment solutions to its investment companies clients, which are primarily mutual fund companies, alternative investment companies, insurance companies and third-party fund administrators, that are subject to the filing and reporting requirements of the Investment Company Act as well as European and Canadian regulations. The Company’s operating segments associated with its investment companies services and products offerings are as follows:

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

Investment Companies – Compliance & Communications Management—The IC-CCM segment provides clients with tech-enabled solutions for creating, filing and distributing regulatory communications and solutions for investor communications, as well as iXBRL-formatted filings pursuant to the Investment Company Act, through the SEC’s EDGAR system. The IC-CCM segment also provides turnkey proxy services, including discovery, planning and implementation, print and mail management, solicitation, tabulation services, stockholder meeting review and expert support.

Executive Overview

First Quarter Overview

Net sales for the three months ended March 31, 2024 increased by $4.8 million, or 2.4%, to $203.4 million from $198.6 million for the three months ended March 31, 2023, including a $1.2 million, or 0.6%, decrease due to the disposition of the eBrevia business and a $0.3 million, or 0.2%, increase due to changes in foreign currency exchange rates. Net sales increased primarily due to higher capital markets transactional volumes, higher Venue volumes and Venue price increases, partially offset by lower capital markets and investment companies compliance volumes.

Income from operations for the three months ended March 31, 2024 increased by $29.8 million, to $44.6 million from $14.8 million for the three months ended March 31, 2023, primarily due to a net pre-tax gain on the sale of land, lower restructuring, impairment and other charges, net, higher sales volumes, a favorable sales mix and cost control initiatives, partially offset by higher depreciation and amortization expense and higher incentive compensation expense.

Financial Review

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s significant accounting policies and critical estimates are disclosed in the Annual Report.

In the financial review that follows, the Company discusses its unaudited condensed consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s Unaudited Condensed Consolidated Financial Statements and the related notes thereto.

Results of Operations for the Three Months Ended March 31, 2024 as Compared to the Three Months Ended March 31, 2023

The following table shows the results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Net sales
Tech-enabled services	$82.9	$78.4	$4.5	5.7%
Software solutions	80.3	70.1	10.2	14.6%
Print and distribution	40.2	50.1	(9.9)	(19.8%)
Total net sales	203.4	198.6	4.8	2.4%
Cost of sales (a)
Tech-enabled services	30.6	33.3	(2.7)	(8.1%)
Software solutions	27.3	28.4	(1.1)	(3.9%)
Print and distribution	22.2	28.6	(6.4)	(22.4%)
Total cost of sales	80.1	90.3	(10.2)	(11.3%)
Selling, general and administrative expenses (a)	72.8	70.5	2.3	3.3%
Depreciation and amortization	13.9	12.4	1.5	12.1%
Restructuring, impairment and other charges, net	1.8	10.9	(9.1)	(83.5%)
Other operating income, net	(9.8)	(0.3)	(9.5)	nm
Income from operations	44.6	14.8	29.8	nm
Interest expense, net	3.6	3.5	0.1	2.9%
Investment and other income, net	(0.4)	(6.9)	6.5	(94.2%)
Earnings before income taxes	41.4	18.2	23.2	nm
Income tax expense	8.1	2.4	5.7	nm
Net earnings	$33.3	$15.8	$17.5	nm

(a)
Exclusive of depreciation and amortization

nm – Not meaningful

Consolidated

Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

Net sales of tech-enabled services of $82.9 million for the three months ended March 31, 2024 increased $4.5 million, or 5.7%, as compared to the three months ended March 31, 2023. Net sales of tech-enabled services increased primarily due to higher capital markets transactional volumes, partially offset by lower capital markets compliance volumes.

Net sales of software solutions of $80.3 million for the three months ended March 31, 2024 increased $10.2 million, or 14.6%, as compared to the three months ended March 31, 2023. Net sales of software solutions increased primarily due to higher Venue volumes and Venue price increases, partially offset by the disposition of the eBrevia business, which was sold in the fourth quarter of 2023.

Net sales of print and distribution of $40.2 million for the three months ended March 31, 2024 decreased $9.9 million, or 19.8%, as compared to the three months ended March 31, 2023. Net sales of print and distribution decreased primarily due to lower capital markets and investment companies compliance volumes.

Tech-enabled services cost of sales of $30.6 million for the three months ended March 31, 2024 decreased $2.7 million, or 8.1%, as compared to the three months ended March 31, 2023. Tech-enabled services cost of sales decreased primarily due to cost control initiatives and a favorable sales mix, partially offset by higher sales volumes. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales decreased 5.6%, primarily driven by cost control initiatives and a favorable sales mix.

Software solutions cost of sales of $27.3 million for the three months ended March 31, 2024 decreased $1.1 million, or 3.9%, as compared to the three months ended March 31, 2023. Software solutions cost of sales decreased primarily due to a favorable sales mix and cost control initiatives, partially offset by higher sales volumes. As a percentage of software solutions net sales, software solutions cost of sales decreased 6.5%, primarily driven by a favorable sales mix and cost control initiatives.

Print and distribution cost of sales of $22.2 million for the three months ended March 31, 2024 decreased $6.4 million, or 22.4%, as compared to the three months ended March 31, 2023. Print and distribution cost of sales decreased primarily due to lower sales volumes and cost control initiatives. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 1.9%, primarily driven by cost control initiatives.

SG&A expenses of $72.8 million for the three months ended March 31, 2024 increased $2.3 million, or 3.3%, as compared to the three months ended March 31, 2023. SG&A expenses increased primarily due to higher selling expense as a result of the increase in sales volumes, higher bad debt expense, higher share-based compensation expense, higher incentive compensation expense and higher healthcare expense, partially offset by lower consulting expense and cost control initiatives. As a percentage of net sales, SG&A expenses increased to 35.8% for the three months ended March 31, 2024 from 35.5% for the three months ended March 31, 2023, primarily due to higher selling expense, higher bad debt expense, higher share-based compensation expense, higher incentive compensation expense and higher healthcare expense, partially offset by lower consulting expense and cost control initiatives.

Depreciation and amortization of $13.9 million for the three months ended March 31, 2024 increased $1.5 million, or 12.1%, as compared to the three months ended March 31, 2023, primarily due to additional software development.

Restructuring, impairment and other charges, net of $1.8 million for the three months ended March 31, 2024 decreased $9.1 million, or 83.5%, as compared to the three months ended March 31, 2023. For the three months ended March 31, 2024, these charges included $1.7 million of employee termination costs for approximately 10 employees. For the three months ended March 31, 2023, these charges included $10.8 million of employee termination costs for approximately 150 employees.

Other operating income, net of $9.8 million for the three months ended March 31, 2024 included a net pre-tax gain on the sale of land.

Income from operations of $44.6 million for the three months ended March 31, 2024 increased $29.8 million, as compared to the three months ended March 31, 2023. Income from operations increased primarily due to a net pre-tax gain on the sale of land, lower restructuring, impairment and other charges, net, higher sales volumes, a favorable sales mix and cost control initiatives, partially offset by higher depreciation and amortization expense and higher incentive compensation expense.

Interest expense, net of $3.6 million for the three months ended March 31, 2024 increased $0.1 million, or 2.9%, as compared to the three months ended March 31, 2023. Interest expense, net increased primarily due to a higher variable interest rate on the Company’s outstanding debt facilities, partially offset by lower average Revolving Facility (as defined below) borrowings during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Investment and other income, net of $0.4 million for the three months ended March 31, 2024 decreased $6.5 million, or 94.2%, as compared to the three months ended March 31, 2023. Investment and other income, net decreased primarily due to a net realized gain of $6.7 million on the sale of an investment in an equity security during the three months ended March 31, 2023.

The effective income tax rate was 19.6% for the three months ended March 31, 2024, as compared to 13.2% for the three months ended March 31, 2023. The increase in the effective income tax rate was primarily driven by higher pre-tax earnings for the three months ended March 31, 2024, which reduced the net favorable impact of discrete items.

Information by Segment

The following tables summarize net sales, income (loss) from operations, operating margin and certain items impacting comparability within each of the operating segments for the three months ended March 31, 2024 and 2023:

Capital Markets – Software Solutions

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Net sales	$53.0	$43.7	$9.3	21.3%
Income (loss) from operations	9.5	(0.6)	10.1	nm
Operating margin	17.9%	(1.4%)
Items impacting comparability
Restructuring, impairment and other charges, net	—	2.0	(2.0)	(100.0%)
Non-income tax, net	(0.2)	(0.2)	—	—
Depreciation and amortization	6.5	6.2	0.3	4.8%

nm – Not meaningful

Net sales of $53.0 million for the three months ended March 31, 2024 increased $9.3 million, or 21.3%, as compared to the three months ended March 31, 2023. Net sales increased primarily due to higher Venue volumes and Venue price increases, partially offset by a $1.2 million decrease due to the disposition of the eBrevia business, which was sold in the fourth quarter of 2023.

Income from operations of $9.5 million for the three months ended March 31, 2024 increased $10.1 million, as compared to a loss from operations of $0.6 million for the three months ended March 31, 2023, primarily due to higher sales volumes, a favorable sales mix, price increases, lower restructuring, impairment and other charges, net and cost control initiatives.

Operating margin increased from a negative margin of 1.4% for the three months ended March 31, 2023 to 17.9% for the three months ended March 31, 2024, primarily due to a favorable sales mix, price increases, lower restructuring, impairment and other charges, net, which had a positive impact on operating margin of 3.8%, and cost control initiatives.

Capital Markets – Compliance and Communications Management

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Net sales	$91.1	$94.1	$(3.0)	(3.2%)
Income from operations	38.6	16.6	22.0	nm
Operating margin	42.4%	17.6%
Items impacting comparability
Restructuring, impairment and other charges, net	0.6	8.3	(7.7)	(92.8%)
Gain on sale of long-lived assets	(9.8)	(0.3)	(9.5)	nm
Non-income tax, net	(0.1)	—	(0.1)	nm
Accelerated rent expense	—	0.5	(0.5)	(100.0%)
Depreciation and amortization	2.1	1.8	0.3	16.7%

nm – Not meaningful

Net sales of $91.1 million for the three months ended March 31, 2024 decreased $3.0 million, or 3.2%, as compared to the three months ended March 31, 2023. Net sales decreased primarily due to lower compliance volumes, partially offset by higher transactional volumes and price increases.

Income from operations of $38.6 million for the three months ended March 31, 2024 increased $22.0 million, as compared to the three months ended March 31, 2023, primarily due to a net pre-tax gain on the sale of land, lower restructuring, impairment and other charges, net, a favorable sales mix and cost control initiatives, partially offset by lower sales volumes, higher incentive compensation expense and higher bad debt expense.

Operating margin increased from 17.6% for the three months ended March 31, 2023 to 42.4% for the three months ended March 31, 2024, primarily due to a net pre-tax gain on the sale of land and lower restructuring, impairment and other charges, net, which combined had a positive impact on operating margin of 18.9%, a favorable sales mix and cost control initiatives, partially offset by higher incentive compensation expense and higher bad debt expense.

Investment Companies – Software Solutions

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Net sales	$27.3	$26.4	$0.9	3.4%
Income from operations	3.8	5.0	(1.2)	(24.0%)
Operating margin	13.9%	18.9%
Items impacting comparability
Restructuring, impairment and other charges, net	0.1	(0.1)	0.2	nm
Non-income tax, net	(0.1)	—	(0.1)	nm
Depreciation and amortization	4.2	3.3	0.9	27.3%

nm – Not meaningful

Net sales of $27.3 million for the three months ended March 31, 2024 increased $0.9 million, or 3.4%, as compared to the three months ended March 31, 2023. Net sales increased primarily due to higher ArcReporting volumes and Arc Suite price increases.

Income from operations of $3.8 million for the three months ended March 31, 2024 decreased $1.2 million, or 24.0%, as compared to the three months ended March 31, 2023, primarily due to higher depreciation and amortization expense and higher product development costs.

Operating margin decreased from 18.9% for the three months ended March 31, 2023 to 13.9% for the three months ended March 31, 2024, primarily due to higher depreciation and amortization expense and higher product development costs.

Investment Companies – Compliance and Communications Management

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Net sales	$32.0	$34.4	$(2.4)	(7.0%)
Income from operations	7.1	8.1	(1.0)	(12.3%)
Operating margin	22.2%	23.5%
Items impacting comparability
Restructuring, impairment and other charges, net	—	0.2	(0.2)	(100.0%)
Depreciation and amortization	1.1	1.1	—	—

Net sales of $32.0 million for the three months ended March 31, 2024 decreased $2.4 million, or 7.0%, as compared to the three months ended March 31, 2023. Net sales decreased primarily due to lower compliance volumes.

Income from operations of $7.1 million for the three months ended March 31, 2024 decreased $1.0 million, or 12.3%, as compared to the three months ended March 31, 2023, primarily due to lower sales volumes, partially offset by lower selling expense as a result of the decrease in sales volumes.

Operating margin decreased from 23.5% for the three months ended March 31, 2023 to 22.2% for the three months ended March 31, 2024, primarily due to lower sales volumes, partially offset by lower selling expense as a result of the decrease in sales volumes.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Operating expenses	$14.4	$14.3
Items impacting comparability
Share-based compensation expense	5.1	4.3
Restructuring, impairment and other charges, net	1.1	0.5

Corporate operating expenses of $14.4 million for the three months ended March 31, 2024 increased $0.1 million compared to the three months ended March 31, 2023, primarily due to higher healthcare expense, higher share-based compensation expense and higher restructuring, impairment and other charges, net, mostly offset by lower consulting expense.

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

The following table reconciles net earnings to Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net earnings	$33.3	$15.8
Restructuring, impairment and other charges, net	1.8	10.9
Share-based compensation expense	5.1	4.3
Gain on sale of long-lived assets	(9.8)	(0.3)
Non-income tax, net	(0.4)	(0.2)
Gain on investments in equity securities	(0.1)	(6.7)
Accelerated rent expense	—	0.5
Depreciation and amortization	13.9	12.4
Interest expense, net	3.6	3.5
Investment and other income, net	(0.3)	(0.2)
Income tax expense	8.1	2.4
Adjusted EBITDA	$55.2	$42.4

Restructuring, impairment and other charges, net—Included employee termination costs of $1.7 million and $10.8 million for the three months ended March 31, 2024 and 2023, respectively. Refer to Note 5, Restructuring, Impairment and Other Charges, net, to the Unaudited Condensed Consolidated Financial Statements for additional information.

Share-based compensation expense—Included charges of $5.1 million and $4.3 million for the three months ended March 31, 2024 and 2023, respectively. Refer to Note 10, Share-based Compensation, to the Unaudited Condensed Consolidated Financial Statements for additional information.

Gain on sale of long-lived assets—Included a net pre-tax gain of $9.8 million for the three months ended March 31, 2024 related to the sale of land and a gain of $0.3 million for the three months ended March 31, 2023 related to non-refundable fees on the sale of land. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the Unaudited Condensed Consolidated Financial Statements for additional information.

Non-income tax, net—Included income of $0.4 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, related to certain estimated non-income tax exposures previously accrued by the Company.

Gain on investments in equity securities—Included a net realized gain of $0.1 million and $6.7 million for the three months ended March 31, 2024 and 2023, respectively, related to the sales of investments in equity securities. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the Unaudited Condensed Consolidated Financial Statements for additional information.

Accelerated rent expense—Includes charges of $0.5 million for the three months ended March 31, 2023 related to the acceleration of rent expense associated with abandoned operating leases.

Liquidity and Capital Resources

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its investors. Cash and cash equivalents on hand, operating cash flows and the Company’s Revolving Facility are the primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s debt obligations, capital expenditures necessary to support productivity improvement and growth, acquisitions and completion of restructuring programs.

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes. The Company has the ability to repatriate foreign cash, associated with foreign earnings previously subjected to U.S. tax, with minimal additional tax consequences. The Company maintains its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S., with the exception of the previously taxed foreign earnings already subject to U.S. tax. The Company repatriated excess cash at its foreign subsidiaries to the U.S. during the three months ended March 31, 2024. The Company did not repatriate excess cash at its foreign subsidiaries to the U.S. during the year ended December 31, 2023. The Company is evaluating whether to make any cash repatriations in the future.

The Organization for Economic Co-operation and Development’s (“OECD”) current project, widely known as Anti-Base Erosion and Profit Shifting, seeks to address tax challenges arising in the global economy by introducing a global minimum corporate tax of 15%, referred to as Pillar Two, and several mechanisms to ensure tax is paid (the “GloBE Model Rules”). Policymakers across jurisdictions have begun adopting the GloBE Model Rules to implement a global minimum corporate tax rate of 15%. The OECD continues to release administrative guidance and many countries in which the Company operates have adopted or have proposed legislation to adopt Pillar Two. Many aspects of the minimum tax directive became effective beginning in 2024, with certain additional impacts coming into effect beginning in 2025 and beyond. The Company is monitoring enacted legislation and effective dates in its jurisdictions of operations. The Pillar Two framework did not have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2024 and the Company does not expect enacted legislation to have a material impact in future periods.

Cash and cash equivalents were $43.7 million at March 31, 2024, which included $17.1 million in the U.S. and $26.6 million at international locations.

The following table describes the Company’s cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net cash used in operating activities	$(27.9)	$(51.5)
Net cash provided by (used in) investing activities	0.2	(1.7)
Net cash provided by financing activities	48.6	47.7
Effect of exchange rate on cash and cash equivalents	(0.3)	0.1
Net increase (decrease) in cash and cash equivalents	$20.6	$(5.4)

Cash Flows Used in Operating Activities

Operating cash inflows and outflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor, rent and other operating activities.

Net cash used in operating activities was $27.9 million for the three months ended March 31, 2024 as compared to $51.5 million for the three months ended March 31, 2023. The decrease in cash used in operating activities was primarily due to an increase in net earnings and favorable changes to accounts payable, partially offset by an unfavorable change in accounts receivable. Accounts payable increased operating cash flows by $6.4 million for the three months ended March 31, 2024, as compared to $0.6 million for the three months ended March 31, 2023, primarily due to the timing of supplier payments. Accounts receivable decreased operating cash flows by $47.2 million for the three months ended March 31, 2023, as compared to $39.7 million for the three months ended March 31, 2023, due to timing of collections.

Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2024, which primarily consisted of $12.4 million of proceeds from the sale of land, partially offset by $12.3 million of capital expenditures, substantially all related to investments in software development. The Company currently expects capital expenditures to be approximately $65 million to $70 million for the year ending December 31, 2024.

Net cash used in investing activities was $1.7 million for the three months ended March 31, 2023, which consisted of $10.6 million of capital expenditures, substantially all related to investments in software development, partially offset by $8.9 million of proceeds from the sale of an investment in an equity security.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $48.6 million for the three months ended March 31, 2024. During the three months ended March 31, 2024, the Company received $138.5 million of proceeds from the Revolving Facility borrowings, partially offset by $58.5 million of payments on the Revolving Facility borrowings. The Company's common stock repurchases for the three months ended March 31, 2024 totaled $30.8 million, which included $22.5 million associated with vesting of the Company's equity awards and $8.3 million of repurchases under the stock repurchase program.

Net cash provided by financing activities was $47.7 million for the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company received $99.0 million of proceeds from the Revolving Facility borrowings, partially offset by $33.5 million of payments on the Revolving Facility borrowings. The Company’s common stock repurchases for the three months ended March 31, 2023 totaled $18.4 million, which included $17.0 million associated with vesting of the Company’s employees’ equity awards and $1.4 million of repurchases under the stock repurchase program.

Debt

The Company’s debt as of March 31, 2024 and December 31, 2023 consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Term Loan A Facility	$125.0	$125.0
Borrowings under the Revolving Facility	80.0	—
Unamortized debt issuance costs	(0.5)	(0.5)
Total long-term debt	$204.5	$124.5

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

As of March 31, 2024, there were $80.0 million of borrowings outstanding under the Revolving Facility as well as $2.5 million in outstanding letters of credit and bank guarantees, of which $1.0 million of the outstanding letters of credit reduced the availability under the Revolving Facility. Based on the Company’s results of operations for the twelve months ended March 31, 2024 and existing debt, the Company would have had the ability to utilize the remaining $219.0 million of the Revolving Facility and not have been in violation of the terms of the agreement.

The current availability under the Revolving Facility and net available liquidity as of March 31, 2024 are shown in the table below:

March 31, 2024
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	$80.0
Impact on availability related to outstanding letters of credit	1.0
$81.0

Current availability at March 31, 2024	$219.0
Cash and cash equivalents	43.7
Net Available Liquidity	$262.7

The Company was in compliance with its debt covenants as of March 31, 2024, and expects to remain in compliance based on management’s estimates of operating and financial results for fiscal year 2024 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of March 31, 2024, the Revolving Facility is supported by fifteen U.S. and international financial institutions.

As of March 31, 2024, the Company met all the conditions required to borrow under the Revolving Facility, and management expects the Company to continue to meet the applicable borrowing conditions.

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Estimates

There were no changes to critical accounting estimates from those disclosed in the Annual Report.

New Accounting Pronouncements

Recently issued accounting standards and their estimated effect on the Company’s Unaudited Condensed Consolidated Financial Statements are described in Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to the Company’s market risk disclosed in the Annual Report.

Item 4. Controls and Procedures

(a)
Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

(b)
Changes in internal control over financial reporting.

The Company is implementing a new quote-to-cash process, including the implementation of new systems, for certain of its software services (“QTC Process”). This project improves the efficiency and effectiveness of certain business transactions, invoicing and reporting processes, as well as the underlying systems environment. The new QTC Process is a significant component of the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There were no material changes during the three months ended March 31, 2024 to the risk factors identified in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
January 1, 2024 - January 31, 2024	23,671	$61.66	21,000	$148,707,003
February 1, 2024 - February 29, 2024	28,690	63.45	28,690	146,886,655
March 1, 2024 - March 31, 2024 (b)	433,895	64.58	90,203	$141,240,972
Total	486,256	$64.37	139,893

(a)
As further described in Note 11, Capital Stock, to the Unaudited Condensed Consolidated Financial Statements, on November 14, 2023, the Board authorized the repurchase of up to $150 million of the Company's outstanding common stock commencing on January 1, 2024, with an expiration date of December 31, 2025. The stock repurchase program may be suspended or discontinued at any time. The timing and amount of any shares repurchased are determined by the Company based on its evaluation of market conditions and other factors and may be completed from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so.
(b)
Includes 10,588 shares, valued at $0.6 million, for which the Company placed orders prior to March 31, 2024 that were not settled until the second quarter of 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director or Officer Adoption or Termination of Trading Agreements

On March 27, 2024, Daniel Leib, the Company’s President and Chief Executive Officer, adopted a trading plan with respect to the sale of 30,000 shares of common stock granted to Mr. Leib as equity incentive compensation (the “Leib Plan”). The Leib Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Pursuant to the Leib Plan, if the market price of the Company’s common stock is within a specified price range during a trading window between August 15, 2024 and September 30, 2024, up to 30,000 shares of common stock will be sold at market prices.

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

10.1	Fifth Amendment to Real Estate Sale Agreement, dated as of March 15, 2024, between Donnelley Financial, LLC and Aspirant Partners, LLC (filed herewith)

31.1	Certification by Daniel N. Leib, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by David A. Gardella, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

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

Date: May 1, 2024