Form 10-Q
period 2024-06-30
Donnelley Financial Solutions, Inc.
filed 2024-07-31
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

As of July 26, 2024, 29,033,479 shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Operations

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales
Tech-enabled services	$102.2	$104.5	$185.1	$182.9
Software solutions	85.6	75.7	165.9	145.8
Print and distribution	54.9	61.9	95.1	112.0
Total net sales	242.7	242.1	446.1	440.7
Cost of sales (a)
Tech-enabled services	33.9	37.0	64.5	70.3
Software solutions	25.4	26.9	52.7	55.3
Print and distribution	27.2	34.3	49.4	62.9
Total cost of sales	86.5	98.2	166.6	188.5
Selling, general and administrative expenses (a)	76.1	76.2	148.9	146.7
Depreciation and amortization	14.3	14.4	28.2	26.8
Restructuring, impairment and other charges, net	1.3	(2.2)	3.1	8.7
Other operating income, net	—	(0.1)	(9.8)	(0.4)
Income from operations	64.5	55.6	109.1	70.4
Interest expense, net	3.7	4.6	7.3	8.1
Investment and other income, net	(0.4)	(0.3)	(0.8)	(7.2)
Earnings before income taxes	61.2	51.3	102.6	69.5
Income tax expense	17.1	13.6	25.2	16.0
Net earnings	$44.1	$37.7	$77.4	$53.5

Net earnings per share:
Basic	$1.50	$1.28	$2.63	$1.83
Diluted	$1.47	$1.24	$2.56	$1.76
Weighted average number of common shares outstanding:
Basic	29.4	29.5	29.4	29.3
Diluted	30.0	30.4	30.2	30.4

(a)
Exclusive of depreciation and amortization

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net earnings	$44.1	$37.7	$77.4	$53.5

Other comprehensive income (loss), net of tax:
Translation adjustments	(0.1)	0.8	(0.6)	1.0
Adjustment for net periodic pension and other postretirement benefits plans	0.2	0.3	0.4	0.4
Other comprehensive income (loss), net of tax	0.1	1.1	(0.2)	1.4
Comprehensive income	$44.2	$38.8	$77.2	$54.9

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Balance Sheets

(in millions, except per share data)

(UNAUDITED)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$35.0	$23.1
Receivables, less allowances for expected losses of $24.5 in 2024 (2023 - $18.9)	217.0	151.8
Prepaid expenses and other current assets	26.6	31.0
Assets held for sale	—	2.6
Total current assets	278.6	208.5
Property, plant and equipment, net	12.5	13.5
Operating lease right-of-use assets	12.1	16.4
Software, net	95.2	87.6
Goodwill	405.6	405.8
Deferred income taxes, net	48.9	45.8
Other noncurrent assets	30.0	29.3
Total assets	$882.9	$806.9
LIABILITIES
Accounts payable	$35.6	$33.9
Operating lease liabilities	11.9	14.0
Accrued liabilities	145.0	153.7
Total current liabilities	192.5	201.6
Long-term debt	179.6	124.5
Deferred compensation liabilities	13.5	13.1
Pension and other postretirement benefits plans liabilities	32.3	34.4
Noncurrent operating lease liabilities	7.0	12.1
Other noncurrent liabilities	16.5	19.0
Total liabilities	441.4	404.7
Commitments and Contingencies (Note 7)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and outstanding: 38.8 shares and 29.1 shares in 2024 (2023 - 38.0 shares and 29.1 shares)	0.4	0.4
Treasury stock, at cost: 9.7 shares in 2024 (2023 - 8.9 shares)	(313.0)	(262.1)
Additional paid-in capital	318.7	305.7
Retained earnings	513.5	436.1
Accumulated other comprehensive loss	(78.1)	(77.9)
Total equity	441.5	402.2
Total liabilities and equity	$882.9	$806.9

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Cash Flows

(in millions)

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net earnings	$77.4	$53.5
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	28.2	26.8
Provision for expected losses on accounts receivable	10.1	7.7
Share-based compensation expense	12.5	11.0
Deferred income taxes	(3.3)	(5.5)
Net pension plan income	(0.6)	(0.3)
Gain on sale of long-lived assets	(9.8)	(0.4)
Gain on sale of investments in equity securities	(0.2)	(6.9)
Amortization of operating lease right-of-use assets	4.6	6.7
Other	0.8	0.3
Changes in operating assets and liabilities:
Receivables, net	(75.6)	(86.7)
Prepaid expenses and other current assets	(3.1)	(2.9)
Accounts payable	(0.6)	(2.9)
Income taxes payable and receivable	7.3	0.6
Accrued liabilities and other	(11.3)	(23.2)
Operating lease liabilities	(7.2)	(8.2)
Pension and other postretirement benefits plans contributions	(0.9)	(0.9)
Net cash provided by (used in) operating activities	28.3	(31.3)
INVESTING ACTIVITIES
Capital expenditures	(31.7)	(23.8)
Proceeds from sale of long-lived assets	12.4	—
Proceeds from sales of investments in equity securities	0.2	9.9
Net cash used in investing activities	(19.1)	(13.9)
FINANCING ACTIVITIES
Revolving facility borrowings	139.0	169.0
Payments on revolving facility borrowings	(84.0)	(118.5)
Treasury share repurchases	(50.7)	(20.6)
Cash received for common stock issuances	0.6	1.3
Finance lease payments	(1.4)	(1.2)
Net cash provided by financing activities	3.5	30.0
Effect of exchange rate on cash and cash equivalents	(0.8)	0.4
Net increase (decrease) in cash and cash equivalents	11.9	(14.8)
Cash and cash equivalents at beginning of year	23.1	34.2
Cash and cash equivalents at end of period	$35.0	$19.4
Supplemental cash flow information:
Income taxes paid (net of refunds)	$21.3	$20.8
Interest paid	$7.5	$8.7
Non-cash investing activities:
Capitalized software included in accounts payable	$2.4	$5.1
Non-cash consideration from sale of investment in an equity security (Note 1)	$—	$2.9

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended June 30, 2024 and 2023

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	38.8	$0.4	9.4	$(293.4)	$310.7	$469.4	$(78.2)	$408.9
Net earnings	—	—	—	—	—	44.1	—	44.1
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Share-based compensation expense	—	—	—	—	7.5	—	—	7.5
Common stock repurchases	—	—	0.3	(19.2)	—	—	—	(19.2)
Issuance of share-based awards, net of withholdings and other	—	—	—	(0.4)	0.5	—	—	0.1
Balance at June 30, 2024	38.8	$0.4	9.7	$(313.0)	$318.7	$513.5	$(78.1)	$441.5

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	37.9	$0.4	8.4	$(240.1)	$285.6	$369.7	$(82.9)	$332.7
Net earnings	—	—	—	—	—	37.7	—	37.7
Other comprehensive income	—	—	—	—	—	—	1.1	1.1
Share-based compensation expense	—	—	—	—	6.7	—	—	6.7
Common stock repurchases	—	—	0.1	(1.9)	—	—	—	(1.9)
Issuance of share-based awards, net of withholdings and other	—	—	—	(0.3)	—	—	—	(0.3)
Balance at June 30, 2023	37.9	$0.4	8.5	$(242.3)	$292.3	$407.4	$(81.8)	$376.0

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2024 and 2023

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	38.0	$0.4	8.9	$(262.1)	$305.7	$436.1	$(77.9)	$402.2
Net earnings	—	—	—	—	—	77.4	—	77.4
Other comprehensive loss	—	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation expense	—	—	—	—	12.5	—	—	12.5
Common stock repurchases	—	—	0.4	(28.0)	—	—	—	(28.0)
Issuance of share-based awards, net of withholdings and other	0.8	—	0.4	(22.9)	0.5	—	—	(22.4)
Balance at June 30, 2024	38.8	$0.4	9.7	$(313.0)	$318.7	$513.5	$(78.1)	$441.5

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	36.9	$0.4	8.0	$(221.8)	$280.2	$353.9	$(83.2)	$329.5
Net earnings	—	—	—	—	—	53.5	—	53.5
Other comprehensive income	—	—	—	—	—	—	1.4	1.4
Share-based compensation expense	—	—	—	—	11.0	—	—	11.0
Common stock repurchases	—	—	0.1	(3.2)	—	—	—	(3.2)
Issuance of share-based awards, net of withholdings and other	1.0	—	0.4	(17.3)	1.1	—	—	(16.2)
Balance at June 30, 2023	37.9	$0.4	8.5	$(242.3)	$292.3	$407.4	$(81.8)	$376.0

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

Allowances for Expected Losses—Transactions affecting the current expected credit loss (“CECL”) reserve during the six months ended June 30, 2024 and 2023 were as follows:

	June 30,
	2024	2023
Balance, beginning of year	$18.9	$17.1
Provisions charged to expense	10.1	7.7
Write-offs, reclassifications and other	(4.5)	(7.0)
Balance, end of period	$24.5	$17.8

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The components of the CECL reserve balance at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Provision for accounts receivable	$23.8	$18.5
Provision for unbilled receivables and contract assets	0.7	0.4
Total	$24.5	$18.9

Assets Held for Sale—As of December 31, 2023, the Company had land held for sale with a carrying value of $2.6 million. On March 29, 2024, the Company sold the land for net proceeds of $13.2 million, of which $12.4 million was received in the first quarter of 2024 and $0.8 million of non-refundable fees were received in 2023. The Company recognized a net pre-tax gain of $10.6 million related to the sale, of which $9.8 million was recorded during the six months ended June 30, 2024 and $0.8 million was recognized during the year ended December 31, 2023. The net pre-tax gain was recorded in other operating income, net on the Unaudited Condensed Consolidated Statements of Operations within the Capital Markets - Compliance and Communications Management operating segment.

Property, Plant and Equipment, net—The components of the Company’s property, plant and equipment, net at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Land	$0.3	$0.3
Buildings	17.0	17.8
Machinery and equipment	68.7	68.0
	86.0	86.1
Less: Accumulated depreciation	(73.5)	(72.6)
Total	$12.5	$13.5

Depreciation expense was $1.5 million and $1.9 million for the three months ended June 30, 2024 and 2023, respectively, and $3.3 million and $3.8 million for the six months ended June 30, 2024 and 2023, respectively.

Software, net—Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software, excluding amortization expense related to other intangible assets, was $12.8 million and $11.5 million for the three months ended June 30, 2024 and 2023, respectively, and $24.9 million and $21.8 million for the six months ended June 30, 2024 and 2023, respectively.

Investments—The carrying value of the Company’s investments in equity securities was $5.8 million and $5.5 million at June 30, 2024 and December 31, 2023, respectively. The Company measures its equity securities that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Disaggregation of Revenue

The following tables disaggregate revenue between tech-enabled services, software solutions and print and distribution by reportable segment:

	Three Months Ended June 30,
	2024				2023
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$57.3	$—	$57.3	$—	$47.7	$—	$47.7
Capital Markets - Compliance and Communications Management	81.3	—	32.5	113.8	84.0	—	38.9	122.9
Investment Companies - Software Solutions	—	28.3	—	28.3	—	28.0	—	28.0
Investment Companies - Compliance and Communications Management	20.9	—	22.4	43.3	20.5	—	23.0	43.5
Total net sales	$102.2	$85.6	$54.9	$242.7	$104.5	$75.7	$61.9	$242.1

	Six Months Ended June 30,
	2024				2023
	Tech-enabled Services	Software Solutions	Print and Distribution	Total	Tech-enabled Services	Software Solutions	Print and Distribution	Total
Capital Markets - Software Solutions	$—	$110.3	$—	$110.3	$—	$91.4	$—	$91.4
Capital Markets - Compliance and Communications Management	147.3	—	57.6	204.9	144.7	—	72.3	217.0
Investment Companies - Software Solutions	—	55.6	—	55.6	—	54.4	—	54.4
Investment Companies - Compliance and Communications Management	37.8	—	37.5	75.3	38.2	—	39.7	77.9
Total net sales	$185.1	$165.9	$95.1	$446.1	$182.9	$145.8	$112.0	$440.7

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Contract assets were $17.7 million and $16.3 million at June 30, 2024 and December 31, 2023, respectively. Generally, the contract assets balance is impacted by the recognition of additional revenue, amounts invoiced to customers and changes in the level of constraint applied to variable consideration. Amounts recognized as revenue exceeded the estimates for performance obligations satisfied in previous periods by approximately $13.3 million and $8.7 million for the three months ended June 30, 2024 and 2023, respectively, and $15.8 million and $16.4 million for the six months ended June 30, 2024 and 2023, respectively, primarily due to changes in the Company’s estimate of variable consideration and the application of the constraint.

Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price and management’s assessment of realizable selling price. Unbilled receivables were $47.4 million and $21.6 million at June 30, 2024 and December 31, 2023, respectively. Unbilled receivables and contract assets are included in receivables, less allowances for expected losses on the Unaudited Condensed Consolidated Balance Sheets.

Contract liabilities consist of deferred revenue and progress billings, which are included in accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. The Company recognized $9.2 million and $14.0 million of revenue during the three months ended June 30, 2024 and 2023, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. The Company recognized $28.3 million and $31.7 million of revenue during the six months ended June 30, 2024 and 2023, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. Changes in contract liabilities were as follows:

	June 30,
	2024	2023
Balance, beginning of year	$46.8	$46.1
Deferral of revenue	91.6	79.2
Revenue recognized	(84.6)	(71.7)
Balance, end of period	$53.8	$53.6

Most of the Company's contracts with significant remaining performance obligations have an initial expected duration of one year or less. As of June 30, 2024, the future estimated revenue related to unsatisfied or partially satisfied performance obligations under contracts with an original contractual term in excess of one year was approximately $108 million, of which approximately 58% is expected to be recognized as revenue over the succeeding twelve months, and the remainder recognized thereafter.

Note 3. Goodwill

The goodwill balances by reportable segment were as follows:

	Gross book value at December 31, 2023	Accumulated impairment charges at December 31, 2023	Net book value at December 31, 2023	Foreign exchange and other adjustments	Net book value at June 30, 2024
Capital Markets - Software Solutions	$100.0	$—	$100.0	$(0.1)	$99.9
Capital Markets - Compliance and Communications Management	252.8	—	252.8	(0.1)	252.7
Investment Companies - Software Solutions	53.0	—	53.0	—	53.0
Investment Companies - Compliance and Communications Management	40.6	(40.6)	—	—	—
Total	$446.4	$(40.6)	$405.8	$(0.2)	$405.6

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 4. Leases

The Company has operating leases for certain service centers, office space and equipment as well as finance leases, substantially all related to information technology equipment. The Company’s payments related to its operating and finance lease liabilities for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid related to operating leases	$3.8	$4.4	$7.7	$8.9
Cash paid related to finance leases	$0.8	$0.6	$1.4	$1.2

The components of lease expense for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense:
Operating lease expense	$2.5	$3.3	$4.9	$7.2
Sublease income	(1.1)	(1.0)	(2.2)	(2.1)
Net operating lease expense	$1.4	$2.3	$2.7	$5.1

Finance lease expense:
Amortization of right-of-use assets	$0.7	$0.6	$1.3	$1.2
Interest on lease liabilities	—	—	0.1	0.1
Total finance lease expense	$0.7	$0.6	$1.4	$1.3

The Company’s finance lease liabilities as of June 30, 2024 and December 31, 2023 are presented on the Company’s Unaudited Condensed Consolidated Balance Sheets as follows:

	June 30, 2024	December 31, 2023
Property, plant and equipment, net	$6.5	$7.0

Accrued liabilities	$3.0	$2.5
Other noncurrent liabilities	3.6	4.7
Total	$6.6	$7.2

Other information related to finance leases for the six months ended June 30, 2024 and 2023 was as follows:

	Six Months Ended June 30,
	2024	2023
Non-cash disclosure:
Increase in finance lease liabilities due to new right-of-use assets	$0.8	$2.5

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the three months ended June 30, 2024 and 2023, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Other Charges	Total
Three Months Ended June 30, 2024
Capital Markets - Software Solutions	$0.3	$—	$0.3
Capital Markets - Compliance and Communications Management	0.8	—	0.8
Investment Companies - Compliance and Communications Management	0.1	—	0.1
Corporate	—	0.1	0.1
Total	$1.2	$0.1	$1.3

	Employee Terminations	Other Charges	Total
Three Months Ended June 30, 2023
Capital Markets - Software Solutions	$1.0	$—	$1.0
Capital Markets - Compliance and Communications Management	(4.0)	—	(4.0)
Investment Companies - Software Solutions	0.7	—	0.7
Investment Companies - Compliance and Communications Management	(0.2)	—	(0.2)
Corporate	0.2	0.1	0.3
Total	$(2.3)	$0.1	$(2.2)

For the six months ended June 30, 2024 and 2023, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Other Charges	Total
Six Months Ended June 30, 2024
Capital Markets - Software Solutions	$0.3	$—	$0.3
Capital Markets - Compliance and Communications Management	1.3	0.1	1.4
Investment Companies - Software Solutions	0.1	—	0.1
Investment Companies - Compliance and Communications Management	0.1	—	0.1
Corporate	1.1	0.1	1.2
Total	$2.9	$0.2	$3.1

	Employee Terminations	Other Charges	Total
Six Months Ended June 30, 2023
Capital Markets - Software Solutions	$3.0	$—	$3.0
Capital Markets - Compliance and Communications Management	4.2	0.1	4.3
Investment Companies - Software Solutions	0.6	—	0.6
Corporate	0.7	0.1	0.8
Total	$8.5	$0.2	$8.7

For the three months ended June 30, 2024, the Company recorded net restructuring charges of $1.2 million related to employee termination costs for approximately 20 employees, substantially all of whom will be terminated by December 31, 2024. For the six months ended June 30, 2024, the Company recorded net restructuring charges of $2.9 million related to employee termination costs for approximately 30 employees, substantially all of whom will be terminated by December 31, 2024. The restructuring actions were primarily related to the reorganization of certain capital markets operations.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the three months ended June 30, 2023, the Company recorded a net credit for restructuring charges of $2.2 million, which includes a reversal in estimated severance for certain previously accrued employee termination costs as a result of voluntary resignations and differences in estimated and actual severance costs. For the six months ended June 30, 2023, the Company recorded restructuring charges of $8.5 million related to employee termination costs for approximately 150 employees, substantially all of whom were terminated as of December 31, 2023. The restructuring actions were primarily related to the reorganization of certain capital markets operations.

Restructuring Reserve – Employee Terminations

The Company’s employee terminations liability is included in accrued liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. Changes in the accrual for employee terminations during the six months ended June 30, 2024 were as follows:

Employee Terminations
Balance at December 31, 2023	$2.1
Restructuring charges, net	2.9
Cash paid	(3.4)
Balance at June 30, 2024	$1.6

Note 6. Retirement Plans

The components of estimated net pension plan income for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest cost	$2.7	$2.9	$5.5	$5.8
Expected return on assets	(3.3)	(3.3)	(6.7)	(6.6)
Amortization, net	0.3	0.3	0.6	0.5
Net pension plan income	$(0.3)	$(0.1)	$(0.6)	$(0.3)

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

Note 8. Debt

The Company’s debt as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Term Loan A Facility	$125.0	$125.0
Borrowings under the Revolving Facility	55.0	—
Unamortized debt issuance costs	(0.4)	(0.5)
Total long-term debt	$179.6	$124.5

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

Term Loan A Facility—The unpaid principal amount of the Term Loan A Facility is due and payable in full on May 27, 2026. Voluntary prepayments of the Term Loan A Facility are permitted at any time without premium or penalty. The weighted-average interest rate on borrowings under the Term Loan A Facility was 7.4% and 6.5% for the six months ended June 30, 2024 and 2023, respectively. The fair value of the Term Loan A Facility was $123.9 million and $124.1 million as of June 30, 2024 and December 31, 2023, respectively, and was determined to be Level 2 under the fair value hierarchy.

Revolving Facility—As of June 30, 2024, there were $55.0 million of borrowings outstanding under the Revolving Facility. As of December 31, 2023, there were no borrowings outstanding under the Revolving Facility. The weighted average interest rate on borrowings under the Revolving Facility was 7.7% and 7.1% for the six months ended June 30, 2024 and 2023, respectively. The fair value of the Company's borrowings under the Revolving Facility is classified as Level 2 under the fair value hierarchy and approximated its carrying value as of June 30, 2024, as the Revolving Facility carries a variable rate of interest reflecting current market rates.

The following table summarizes interest expense, net included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest incurred	$4.3	$5.0	$8.6	$9.0
Interest income	(0.6)	(0.4)	(1.3)	(0.9)
Interest expense, net	$3.7	$4.6	$7.3	$8.1

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

The reconciliation of the numerator and denominator of the net earnings per basic and diluted share calculations and the anti-dilutive share-based awards for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net earnings per share:
Basic	$1.50	$1.28	$2.63	$1.83
Diluted	$1.47	$1.24	$2.56	$1.76
Numerator:
Net earnings	$44.1	$37.7	$77.4	$53.5
Denominator:
Weighted average number of common shares outstanding	29.4	29.5	29.4	29.3
Dilutive awards	0.6	0.9	0.8	1.1
Diluted weighted average number of common shares outstanding	30.0	30.4	30.2	30.4
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	—	—	0.1	—

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

Common Stock Repurchases

On August 17, 2022, the Board authorized an increase to the stock repurchase program previously approved in February 2022 to bring the total remaining available repurchase authorization for shares on or after August 17, 2022 to $150 million, which expired on December 31, 2023. On November 14, 2023, the Board authorized the repurchase of up to $150 million of the Company’s outstanding common stock commencing on January 1, 2024, with an expiration date of December 31, 2025. As of June 30, 2024, the remaining authorized amount was $122.0 million.

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

The Company’s stock repurchases for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock repurchases	$19.2	$1.9	$28.0	$3.2
Number of shares repurchased	317,388	42,987	457,281	76,555
Average price paid per share	$60.65	$43.59	$61.25	$41.50

Note 11. Comprehensive Income

The components of other comprehensive income (loss) and income tax expense allocated to each component for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$(0.1)	$—	$(0.1)	$(0.6)	$—	$(0.6)
Adjustment for net periodic pension and other postretirement benefits plans	0.3	0.1	0.2	0.6	0.2	0.4
Other comprehensive income (loss)	$0.2	$0.1	$0.1	$—	$0.2	$(0.2)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$0.8	$—	$0.8	$1.0	$—	$1.0
Adjustment for net periodic pension and other postretirement benefits plans	0.3	—	0.3	0.5	0.1	0.4
Other comprehensive income	$1.1	$—	$1.1	$1.5	$0.1	$1.4

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following table summarizes changes in accumulated other comprehensive loss by component for the six months ended June 30, 2024:

	Pension and Other Postretirement Benefits Plans Cost	Translation Adjustments	Total
Balance at December 31, 2023	$(63.7)	$(14.2)	$(77.9)
Other comprehensive loss before reclassifications	—	(1.0)	(1.0)
Amounts reclassified from accumulated other comprehensive loss	0.4	0.4	0.8
Net change in accumulated other comprehensive loss	0.4	(0.6)	(0.2)
Balance at June 30, 2024	$(63.3)	$(14.8)	$(78.1)

The following table summarizes changes in accumulated other comprehensive loss by component for the six months ended June 30, 2023:

	Pension and Other Postretirement Benefits Plans Cost	Translation Adjustments	Total
Balance at December 31, 2022	$(67.9)	$(15.3)	$(83.2)
Other comprehensive income before reclassifications	—	1.0	1.0
Amounts reclassified from accumulated other comprehensive loss	0.4	—	0.4
Net change in accumulated other comprehensive loss	0.4	1.0	1.4
Balance at June 30, 2023	$(67.5)	$(14.3)	$(81.8)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of pension and other postretirement benefits plans cost:
Net actuarial loss (a)	$0.3	$0.3	$0.6	$0.5
Reclassification of translation adjustment (b)	0.5	—	0.5	—
Reclassifications before tax	0.8	0.3	1.1	0.5
Income tax expense	0.2	—	0.3	0.1
Reclassifications, net of tax	$0.6	$0.3	$0.8	$0.4

(a)
These accumulated other comprehensive loss components are included in the calculation of net periodic pension and other postretirement benefits plans income recognized in investment and other income, net on the Unaudited Condensed Consolidated Statements of Operations (see Note 6, Retirement Plans).
(b)
Translation adjustment reclassification resulting from the liquidation of a foreign subsidiary is included in investment and other income, net on the Unaudited Condensed Consolidated Statements of Operations.

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

	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three Months Ended June 30, 2024
Capital Markets - Software Solutions	$57.3	$14.4	$6.7	$10.7
Capital Markets - Compliance and Communications Management	113.8	43.0	2.0	1.9
Investment Companies - Software Solutions	28.3	6.8	4.4	5.9
Investment Companies - Compliance and Communications Management	43.3	17.0	1.2	0.7
Total operating segments	242.7	81.2	14.3	19.2
Corporate	—	(16.7)	—	0.2
Total	$242.7	$64.5	$14.3	$19.4

Three Months Ended June 30, 2023
Capital Markets - Software Solutions	$47.7	$4.4	$7.9	$6.3
Capital Markets - Compliance and Communications Management	122.9	47.0	1.9	1.9
Investment Companies - Software Solutions	28.0	6.7	3.4	3.8
Investment Companies - Compliance and Communications Management	43.5	16.1	1.2	0.7
Total operating segments	242.1	74.2	14.4	12.7
Corporate	—	(18.6)	—	0.5
Total	$242.1	$55.6	$14.4	$13.2

	Net Sales	Income (Loss) from Operations	Assets(a)	Depreciation and Amortization	Capital Expenditures
Six Months Ended June 30, 2024
Capital Markets - Software Solutions	$110.3	$23.9	$197.6	$13.2	$14.4
Capital Markets - Compliance and Communications Management	204.9	81.6	398.2	4.1	3.8
Investment Companies - Software Solutions	55.6	10.6	107.1	8.6	11.0
Investment Companies - Compliance and Communications Management	75.3	24.1	48.0	2.3	1.8
Total operating segments	446.1	140.2	750.9	28.2	31.0
Corporate	—	(31.1)	132.0	—	0.7
Total	$446.1	$109.1	$882.9	$28.2	$31.7

Six Months Ended June 30, 2023
Capital Markets - Software Solutions	$91.4	$3.8	$197.9	$14.1	$11.8
Capital Markets - Compliance and Communications Management	217.0	63.6	441.4	3.7	3.0
Investment Companies - Software Solutions	54.4	11.7	101.5	6.7	7.3
Investment Companies - Compliance and Communications Management	77.9	24.2	49.8	2.3	1.0
Total operating segments	440.7	103.3	790.6	26.8	23.1
Corporate	—	(32.9)	111.6	—	0.7
Total	$440.7	$70.4	$902.2	$26.8	$23.8

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

On October 26, 2022, the SEC announced that it adopted the Tailored Shareholder Reports (“TSR”) for Mutual Funds and Exchange-Traded Funds rule, which requires certain investment companies to complete a new concise and visually engaging annual and semi-annual TSR that highlights key information that is particularly important for retail investors to assess and monitor their investments. The TSR, which can be printed and mailed or delivered electronically upon request of the investor, replaces SEC Rule 30e-3 “Optional Internet Availability of Investment Company Shareholder Reports” for open-ended funds and ETFs registered under N-1A and will require iXBRL tagging. The rule went into effect on January 24, 2023 and compliance was required by July 24, 2024. As a result, the Company expects an increase in net sales from Arc Suite, tech-enabled services and print beginning in the second half of 2024.

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

Executive Overview

Second Quarter Overview

Net sales for the three months ended June 30, 2024 increased by $0.6 million, or 0.2%, to $242.7 million from $242.1 million for the three months ended June 30, 2023, including a $0.9 million, or 0.4%, decrease due to the disposition of the eBrevia business and a $0.2 million, or 0.1%, decrease due to changes in foreign currency exchange rates. Net sales increased primarily due to higher Venue volumes and Venue price increases, partially offset by lower capital markets and investment companies compliance volumes.

Income from operations for the three months ended June 30, 2024 increased by $8.9 million, or 16.0%, to $64.5 million from $55.6 million for the three months ended June 30, 2023, primarily due to higher software solutions net sales, a favorable sales mix, cost control initiatives and lower healthcare expense, partially offset by lower compliance net sales, higher restructuring, impairment and other charges, net and higher bad debt expense.

Year-to-Date Overview

Net sales for the six months ended June 30, 2024 increased by $5.4 million, or 1.2%, to $446.1 million from $440.7 million for the six months ended June 30, 2023, including a $2.1 million, or 0.5%, decrease due to the disposition of the eBrevia business and a $0.1 million increase due to changes in foreign currency exchange rates. Net sales increased primarily due to higher Venue volumes, software price increases and higher capital markets and investment companies transactional volumes, partially offset by lower capital markets and investment companies compliance volumes.

Income from operations for the six months ended June 30, 2024 increased by $38.7 million, or 55.0%, to $109.1 million from $70.4 million for the six months ended June 30, 2023, primarily due to higher software solutions net sales, a favorable sales mix, cost control initiatives, a net gain on the sale of land and lower restructuring, impairment and other charges, net, partially offset by lower compliance net sales, higher bad debt expense, higher selling expense as a result of the increase in net sales, higher share-based compensation expense and higher depreciation and amortization expense.

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

Results of Operations for the Three and Six Months Ended June 30, 2024 as Compared to the Three and Six Months Ended June 30, 2023

The following table shows the results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in millions, except percentages)
Net sales
Tech-enabled services	$102.2	$104.5	$(2.3)	(2.2%)	$185.1	$182.9	$2.2	1.2%
Software solutions	85.6	75.7	9.9	13.1%	165.9	145.8	20.1	13.8%
Print and distribution	54.9	61.9	(7.0)	(11.3%)	95.1	112.0	(16.9)	(15.1%)
Total net sales	242.7	242.1	0.6	0.2%	446.1	440.7	5.4	1.2%
Cost of sales (a)
Tech-enabled services	33.9	37.0	(3.1)	(8.4%)	64.5	70.3	(5.8)	(8.3%)
Software solutions	25.4	26.9	(1.5)	(5.6%)	52.7	55.3	(2.6)	(4.7%)
Print and distribution	27.2	34.3	(7.1)	(20.7%)	49.4	62.9	(13.5)	(21.5%)
Total cost of sales	86.5	98.2	(11.7)	(11.9%)	166.6	188.5	(21.9)	(11.6%)
Selling, general and administrative expenses (a)	76.1	76.2	(0.1)	(0.1%)	148.9	146.7	2.2	1.5%
Depreciation and amortization	14.3	14.4	(0.1)	(0.7%)	28.2	26.8	1.4	5.2%
Restructuring, impairment and other charges, net	1.3	(2.2)	3.5	nm	3.1	8.7	(5.6)	(64.4%)
Other operating income, net	—	(0.1)	0.1	(100.0%)	(9.8)	(0.4)	(9.4)	nm
Income from operations	64.5	55.6	8.9	16.0%	109.1	70.4	38.7	55.0%
Interest expense, net	3.7	4.6	(0.9)	(19.6%)	7.3	8.1	(0.8)	(9.9%)
Investment and other income, net	(0.4)	(0.3)	(0.1)	33.3%	(0.8)	(7.2)	6.4	(88.9%)
Earnings before income taxes	61.2	51.3	9.9	19.3%	102.6	69.5	33.1	47.6%
Income tax expense	17.1	13.6	3.5	25.7%	25.2	16.0	9.2	57.5%
Net earnings	$44.1	$37.7	$6.4	17.0%	$77.4	$53.5	$23.9	44.7%

(a)
Exclusive of depreciation and amortization

nm – Not meaningful

Consolidated

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

Net sales of tech-enabled services of $102.2 million for the three months ended June 30, 2024 decreased $2.3 million, or 2.2%, as compared to the three months ended June 30, 2023. Net sales of tech-enabled services decreased primarily due to lower capital markets compliance volumes.

Net sales of software solutions of $85.6 million for the three months ended June 30, 2024 increased $9.9 million, or 13.1%, as compared to the three months ended June 30, 2023. Net sales of software solutions increased primarily due to higher Venue volumes and Venue price increases, partially offset by lower ArcRegulatory volumes and the disposition of the eBrevia business, which was sold in the fourth quarter of 2023.

Net sales of print and distribution of $54.9 million for the three months ended June 30, 2024 decreased $7.0 million, or 11.3%, as compared to the three months ended June 30, 2023. Net sales of print and distribution decreased primarily due to lower capital markets and investment companies compliance volumes.

Tech-enabled services cost of sales of $33.9 million for the three months ended June 30, 2024 decreased $3.1 million, or 8.4%, as compared to the three months ended June 30, 2023. Tech-enabled services cost of sales decreased primarily due to lower sales volumes, a favorable sales mix and cost control initiatives. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales decreased 2.2%, primarily driven by a favorable sales mix and cost control initiatives.

Software solutions cost of sales of $25.4 million for the three months ended June 30, 2024 decreased $1.5 million, or 5.6%, as compared to the three months ended June 30, 2023. Software solutions cost of sales decreased primarily due to a favorable sales mix and cost control initiatives, partially offset by higher sales volumes. As a percentage of software solutions net sales, software solutions cost of sales decreased 5.8%, primarily driven by a favorable sales mix and cost control initiatives.

Print and distribution cost of sales of $27.2 million for the three months ended June 30, 2024 decreased $7.1 million, or 20.7%, as compared to the three months ended June 30, 2023. Print and distribution cost of sales decreased primarily due to lower sales volumes and cost control initiatives. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 5.9%, primarily driven by cost control initiatives.

SG&A expenses of $76.1 million for the three months ended June 30, 2024 decreased $0.1 million, or 0.1%, as compared to the three months ended June 30, 2023. SG&A expenses decreased primarily due to lower healthcare expense, lower consulting expense and cost control initiatives, partially offset by higher bad debt expense and higher selling expense as a result of the increase in software solutions net sales. As a percentage of net sales, SG&A expenses decreased to 31.4% for the three months ended June 30, 2024 from 31.5% for the three months ended June 30, 2023, primarily due to lower healthcare expense, lower consulting expense and cost control initiatives, partially offset by higher bad debt expense and higher selling expense.

Depreciation and amortization of $14.3 million for the three months ended June 30, 2024 decreased $0.1 million, or 0.7%, as compared to the three months ended June 30, 2023, primarily due to a decrease in other intangible asset amortization expense, mostly offset by additional software development.

Restructuring, impairment and other charges, net of $1.3 million for the three months ended June 30, 2024 increased $3.5 million, as compared to the three months ended June 30, 2023. For the three months ended June 30, 2024, these charges included $1.2 million of employee termination costs for approximately 20 employees. The three months ended June 30, 2023, which was a credit of $2.2 million, included a reversal in estimated severance for certain previously accrued employee termination costs as a result of voluntary resignations and differences in estimated and actual severance costs.

Income from operations of $64.5 million for the three months ended June 30, 2024 increased $8.9 million, or 16.0%, as compared to the three months ended June 30, 2023. Income from operations increased primarily due to higher software solutions net sales, a favorable sales mix, cost control initiatives and lower healthcare expense, partially offset by lower compliance net sales, higher restructuring, impairment and other charges, net and higher bad debt expense.

Interest expense, net of $3.7 million for the three months ended June 30, 2024 decreased $0.9 million, or 19.6%, as compared to the three months ended June 30, 2023. Interest expense, net decreased primarily due to lower average Revolving Facility (as defined below) borrowings during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Investment and other income, net of $0.4 million for the three months ended June 30, 2024 increased $0.1 million, or 33.3%, as compared to the three months ended June 30, 2023.

The effective income tax rate was 27.9% for the three months ended June 30, 2024 as compared to 26.5% for the three months ended June 30, 2023. The increase in the effective income tax rate was primarily driven by a higher forecasted annual effective tax rate as a result of permanent adjustments and a decrease in the net favorable impact of discrete adjustments.

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

Net sales of tech-enabled services of $185.1 million for the six months ended June 30, 2024 increased $2.2 million, or 1.2%, as compared to the six months ended June 30, 2023. Net sales of tech-enabled services increased primarily due to higher capital markets and investment companies transactional volumes, partially offset by lower capital markets and investment companies compliance volumes.

Net sales of software solutions of $165.9 million for the six months ended June 30, 2024 increased $20.1 million, or 13.8%, as compared to the six months ended June 30, 2023. Net sales of software solutions increased primarily due to higher Venue volumes and price increases, partially offset by the disposition of the eBrevia business, which was sold in the fourth quarter of 2023, and lower ArcRegulatory volumes.

Net sales of print and distribution of $95.1 million for the six months ended June 30, 2024 decreased $16.9 million, or 15.1%, as compared to the six months ended June 30, 2023. Net sales of print and distribution decreased primarily due to lower capital markets and investment companies compliance volumes.

Tech-enabled services cost of sales of $64.5 million for the six months ended June 30, 2024 decreased $5.8 million, or 8.3%, as compared to the six months ended June 30, 2023. Tech-enabled services cost of sales decreased primarily due to a favorable sales mix and cost control initiatives. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales decreased 3.6%, primarily driven by a favorable sales mix and cost control initiatives.

Software solutions cost of sales of $52.7 million for the six months ended June 30, 2024 decreased $2.6 million, or 4.7%, as compared to the six months ended June 30, 2023. Software solutions cost of sales decreased primarily due to a favorable sales mix and cost control initiatives, partially offset by higher sales volumes. As a percentage of software solutions net sales, software solutions cost of sales decreased 6.1%, primarily driven by a favorable sales mix and cost control initiatives.

Print and distribution cost of sales of $49.4 million for the six months ended June 30, 2024 decreased $13.5 million, or 21.5%, as compared to the six months ended June 30, 2023. Print and distribution cost of sales decreased primarily due to lower sales volumes and cost control initiatives. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 4.3%, primarily driven by cost control initiatives.

SG&A expenses of $148.9 million for the six months ended June 30, 2024 increased $2.2 million, or 1.5%, as compared to the six months ended June 30, 2023. SG&A expenses increased primarily due to higher bad debt expense, higher selling expense as a result of the increase in net sales and higher share-based compensation expense, partially offset by lower consulting expense and cost control initiatives. As a percentage of net sales, SG&A expenses increased to 33.4% for the six months ended June 30, 2024 from 33.3% for the six months ended June 30, 2023, primarily due to higher bad debt expense, higher selling expense and higher share-based compensation expense, partially offset by lower consulting expense and cost control initiatives.

Depreciation and amortization of $28.2 million for the six months ended June 30, 2024 increased $1.4 million, or 5.2%, as compared to the six months ended June 30, 2023, primarily due to additional software development, partially offset by a decrease in other intangible asset amortization expense.

Restructuring, impairment and other charges, net of $3.1 million for the six months ended June 30, 2024 decreased $5.6 million, or 64.4%, as compared to the six months ended June 30, 2023. For the six months ended June 30, 2024, these charges included $2.9 million of employee termination costs for approximately 30 employees. For the six months ended June 30, 2023, these charges included $8.5 million of employee termination costs for approximately 150 employees.

Other operating income, net of $9.8 million for the six months ended June 30, 2024 included a net gain of $9.8 million on the sale of land.

Income from operations of $109.1 million for the six months ended June 30, 2024 increased $38.7 million, or 55.0%, as compared to the six months ended June 30, 2023. Income from operations increased primarily due to higher software solutions net sales, a favorable sales mix, cost control initiatives, a net gain on the sale of land and lower restructuring, impairment and other charges, net, partially offset by lower compliance net sales, higher bad debt expense, higher selling expense as a result of the increase in net sales, higher share-based compensation expense and higher depreciation and amortization expense.

Interest expense, net of $7.3 million for the six months ended June 30, 2024 decreased $0.8 million, or 9.9%, as compared to the six months ended June 30, 2023. Interest expense, net decreased primarily due to lower average Revolving Facility (as defined below) borrowings during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, partially offset by a higher variable interest rate on the Company’s outstanding debt facilities.

Investment and other income, net of $0.8 million for the six months ended June 30, 2024 decreased $6.4 million, or 88.9%, as compared to the six months ended June 30, 2023. Investment and other income, net decreased primarily due to a net realized gain of $6.9 million from the sales of investments in equity securities during the six months ended June 30, 2023.

The effective income tax rate was 24.6% for the six months ended June 30, 2024, as compared to 23.0% for the six months ended June 30, 2023. The increase in the effective income tax rate was primarily driven by a decrease in the net favorable impact of discrete adjustments due to higher pre-tax earnings and a higher forecasted annual effective tax rate as a result of permanent adjustments.

Information by Segment

The following tables summarize net sales, income from operations, operating margin and certain items impacting comparability within each of the operating segments for the three and six months ended June 30, 2024 and 2023:

Capital Markets – Software Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in millions, except percentages)
Net sales	$57.3	$47.7	$9.6	20.1%	$110.3	$91.4	$18.9	20.7%
Income from operations	14.4	4.4	10.0	nm	23.9	3.8	20.1	nm
Operating margin	25.1%	9.2%			21.7%	4.2%
Items impacting comparability
Restructuring, impairment and other charges, net	0.3	1.0	(0.7)	(70.0%)	0.3	3.0	(2.7)	(90.0%)
Non-income tax, net	(0.2)	(0.1)	(0.1)	100.0%	(0.4)	(0.3)	(0.1)	33.3%
Depreciation and amortization	6.7	7.9	(1.2)	(15.2%)	13.2	14.1	(0.9)	(6.4%)

nm – Not meaningful

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

Net sales of $57.3 million for the three months ended June 30, 2024 increased $9.6 million, or 20.1%, as compared to the three months ended June 30, 2023, primarily due to higher Venue volumes and price increases, partially offset by a $0.9 million decrease due to the disposition of the eBrevia business, which was sold in the fourth quarter of 2023.

Income from operations of $14.4 million for the three months ended June 30, 2024 increased $10.0 million, as compared to the three months ended June 30, 2023, primarily due to higher sales volumes, a favorable sales mix, price increases, lower depreciation and amortization expense and cost control initiatives.

Operating margin increased from 9.2% for the three months ended June 30, 2023 to 25.1% for the three months ended June 30, 2024, primarily due to a favorable sales mix, price increases, lower depreciation and amortization expense and cost control initiatives.

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

Net sales of $110.3 million for the six months ended June 30, 2024 increased $18.9 million, or 20.7%, as compared to the six months ended June 30, 2023, primarily due to higher Venue volumes and price increases, partially offset by a $2.1 million decrease due to the disposition of the eBrevia business, which was sold in the fourth quarter of 2023.

Income from operations of $23.9 million for the six months ended June 30, 2024 increased $20.1 million, as compared to the six months ended June 30, 2023, primarily due to higher sales volumes, a favorable sales mix, price increases, cost control initiatives and lower restructuring, impairment, and other charges, net.

Operating margin increased from 4.2% for the six months ended June 30, 2023 to 21.7% for the six months ended June 30, 2024, primarily due to a favorable sales mix, price increases, cost control initiatives and lower restructuring, impairment, and other charges, net.

Capital Markets – Compliance and Communications Management

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in millions, except percentages)
Net sales	$113.8	$122.9	$(9.1)	(7.4%)	$204.9	$217.0	$(12.1)	(5.6%)
Income from operations	43.0	47.0	(4.0)	(8.5%)	81.6	63.6	18.0	28.3%
Operating margin	37.8%	38.2%			39.8%	29.3%
Items impacting comparability
Restructuring, impairment and other charges, net	0.8	(4.0)	4.8	nm	1.4	4.3	(2.9)	(67.4%)
Gain on sale of long-lived assets	—	(0.1)	0.1	(100.0%)	(9.8)	(0.4)	(9.4)	nm
Non-income tax, net	—	—	—	—	(0.1)	—	(0.1)	nm
Accelerated rent expense	—	0.1	(0.1)	(100.0%)	—	0.6	(0.6)	(100.0%)
Depreciation and amortization	2.0	1.9	0.1	5.3%	4.1	3.7	0.4	10.8%

nm – Not meaningful

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

Net sales of $113.8 million for the three months ended June 30, 2024 decreased $9.1 million, or 7.4%, as compared to the three months ended June 30, 2023, primarily due to lower compliance volumes, partially offset by price increases.

Income from operations of $43.0 million for the three months ended June 30, 2024 decreased $4.0 million, or 8.5%, as compared to the three months ended June 30, 2023, primarily due to lower net sales and higher restructuring, impairment, and other charges, net, partially offset by cost control initiatives, price increases and a favorable sales mix.

Operating margin decreased from 38.2% for three months ended June 30, 2023 to 37.8% for the three months ended June 30, 2024, respectively, primarily due to higher restructuring, impairment and other charges, net, which had a negative impact on operating margin of 4.2%, partially offset by cost control initiatives, price increases and a favorable sales mix.

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

Net sales of $204.9 million for the six months ended June 30, 2024 decreased $12.1 million, or 5.6%, as compared to the six months ended June 30, 2023. Net sales decreased primarily due to lower compliance volumes, partially offset by higher transactional volumes and price increases.

Income from operations of $81.6 million for the six months ended June 30, 2024 increased $18.0 million, or 28.3%, as compared to the six months ended June 30, 2023, primarily due to a net gain on the sale of land, cost control initiatives, a favorable sales mix, price increases and lower restructuring, impairment and other charges, net, partially offset by lower sales volumes and higher bad debt expense.

Operating margin increased from 29.3% for the six months ended June 30, 2023 to 39.8% for the six months ended June 30, 2024, primarily due to a net gain on the sale of land, which had a favorable impact on operating margin of 4.6%, cost control initiatives, a favorable sales mix, price increases and lower restructuring, impairment and other charges, net, partially offset by higher bad debt expense.

Investment Companies – Software Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in millions, except percentages)
Net sales	$28.3	$28.0	$0.3	1.1%	$55.6	$54.4	$1.2	2.2%
Income from operations	6.8	6.7	0.1	1.5%	10.6	11.7	(1.1)	(9.4%)
Operating margin	24.0%	23.9%			19.1%	21.5%
Items impacting comparability
Restructuring, impairment and other charges, net	—	0.7	(0.7)	(100.0%)	0.1	0.6	(0.5)	(83.3%)
Non-income tax, net	(0.1)	(0.1)	—	—	(0.2)	(0.1)	(0.1)	100.0%
Depreciation and amortization	4.4	3.4	1.0	29.4%	8.6	6.7	1.9	28.4%

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

Net sales of $28.3 million for the three months ended June 30, 2024 increased $0.3 million, or 1.1%, as compared to the three months ended June 30, 2023, primarily due to Arc Suite price increases and higher ArcDigital and ArcReporting volumes, partially offset by lower ArcRegulatory volumes.

Income from operations of $6.8 million for the three months ended June 30, 2024 increased $0.1 million, or 1.5%, as compared to the three months ended June 30, 2023, primarily due to lower restructuring, impairment, and other charges, net and price increases, partially offset by higher depreciation and amortization expense.

Operating margin increased from 23.9% for the three months ended June 30, 2023 to 24.0% for the three months ended June 30, 2024, primarily due to lower restructuring, impairment, and other charges, net and price increases, partially offset by higher depreciation and amortization expense.

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

Net sales of $55.6 million for the six months ended June 30, 2024 increased $1.2 million, or 2.2%, as compared to the six months ended June 30, 2023. Net sales increased primarily due to Arc Suite price increases and higher ArcReporting volumes, partially offset by lower ArcRegulatory volumes.

Income from operations of $10.6 million for the six months ended June 30, 2024 decreased $1.1 million, or 9.4%, as compared to the six months ended June 30, 2023, primarily due to higher depreciation and amortization expense, partially offset by price increases.

Operating margin decreased from 21.5% for the six months ended June 30, 2023 to 19.1% for the six months ended June 30, 2024, primarily due to higher depreciation and amortization expense, partially offset by price increases.

Investment Companies – Compliance and Communications Management

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in millions, except percentages)
Net sales	$43.3	$43.5	$(0.2)	(0.5%)	$75.3	$77.9	$(2.6)	(3.3%)
Income from operations	17.0	16.1	0.9	5.6%	24.1	24.2	(0.1)	(0.4%)
Operating margin	39.3%	37.0%			32.0%	31.1%
Items impacting comparability
Restructuring, impairment and other charges, net	0.1	(0.2)	0.3	nm	0.1	—	0.1	nm
Depreciation and amortization	1.2	1.2	—	—	2.3	2.3	—	—

nm – Not meaningful

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

Net sales of $43.3 million for the three months ended June 30, 2024 decreased $0.2 million, or 0.5%, as compared to the three months ended June 30, 2023, primarily due to lower compliance volumes, partially offset by higher transactional volumes.

Income from operations of $17.0 million for the three months ended June 30, 2024 increased $0.9 million, or 5.6%, as compared to the three months ended June 30, 2023, primarily due to a favorable sales mix.

Operating margin increased from 37.0% for the three months ended June 30, 2023 to 39.3% for the three months ended June 30, 2024, primarily due to a favorable sales mix.

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

Net sales of $75.3 million for the six months ended June 30, 2024 decreased $2.6 million, or 3.3%, as compared to the six months ended June 30, 2023. Net sales decreased primarily due to lower compliance volumes, partially offset by higher transactional volumes.

Income from operations of $24.1 million for the six months ended June 30, 2024 decreased $0.1 million, or 0.4%, as compared to the six months ended June 30, 2023, primarily due to lower sales volumes, partially offset by a favorable sales mix.

Operating margin increased from 31.1% for the six months ended June 30, 2023 to 32.0% for the six months ended June 30, 2024, primarily due to a favorable sales mix.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Operating expenses	$16.7	$18.6	$31.1	$32.9
Items impacting comparability
Share-based compensation expense	7.4	6.7	12.5	11.0
Restructuring, impairment and other charges, net	0.1	0.3	1.2	0.8

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

Corporate operating expenses of $16.7 million for the three months ended June 30, 2024 decreased $1.9 million, or 10.2%, as compared to the three months ended June 30, 2023, primarily due to lower consulting expense and lower healthcare expense, partially offset by higher share-based compensation expense.

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

Corporate operating expenses of $31.1 million for the six months ended June 30, 2024 decreased $1.8 million, or 5.5%, as compared to the six months ended June 30, 2023, primarily due to lower consulting expense, partially offset by higher share-based compensation expense.

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

The following table reconciles net earnings to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net earnings	$44.1	$37.7	$77.4	$53.5
Restructuring, impairment and other charges, net	1.3	(2.2)	3.1	8.7
Share-based compensation expense	7.4	6.7	12.5	11.0
Gain on sale of long-lived assets	—	(0.1)	(9.8)	(0.4)
Non-income tax, net	(0.3)	(0.2)	(0.7)	(0.4)
Gain on investments in equity securities	(0.3)	(0.2)	(0.4)	(6.9)
Accelerated rent expense	—	0.1	—	0.6
Depreciation and amortization	14.3	14.4	28.2	26.8
Interest expense, net	3.7	4.6	7.3	8.1
Investment and other income, net	(0.1)	(0.1)	(0.4)	(0.3)
Income tax expense	17.1	13.6	25.2	16.0
Adjusted EBITDA	$87.2	$74.3	$142.4	$116.7

Restructuring, impairment and other charges, net—The three and six months ended June 30, 2024 included employee termination costs of $1.2 million and $2.9 million, respectively. The three months ended June 30, 2023 included a net credit for employee termination costs of $2.3 million. The six months ended June 30, 2023 included employee termination costs of $8.5 million. Refer to Note 5, Restructuring, Impairment and Other Charges, net, to the Unaudited Condensed Consolidated Financial Statements for additional information.

Share-based compensation expense—Included charges of $7.4 million and $12.5 million for the three and six months ended June 30, 2024, respectively, and $6.7 million and $11.0 million for the three and six months ended June 30, 2023, respectively.

Gain on sale of long-lived assets—Included a net gain of $9.8 million for the six months ended June 30, 2024 related to the sale of land and a gain of $0.1 million and $0.4 million for the three and six months ended June 30, 2023, respectively, related to non-refundable fees on the sale of land. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the Unaudited Condensed Consolidated Financial Statements for additional information.

Non-income tax, net—Included income of $0.3 million and $0.7 million for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively, related to certain estimated non-income tax exposures previously accrued by the Company.

Gain on investments in equity securities—The three and six months ended June 30, 2024 included a gain of $0.3 million and $0.4 million, respectively. The three and six months ended June 30, 2023 included a net realized gain of $0.2 million and $6.9 million, respectively, related to the sales of investments in equity securities. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the Unaudited Condensed Consolidated Financial Statements for additional information.

Accelerated rent expense—Included charges of $0.1 million and $0.6 million for the three and six months ended June 30, 2023, respectively, related to the acceleration of rent expense associated with abandoned operating leases.

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

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes. The Company has the ability to repatriate foreign cash, associated with foreign earnings previously subjected to U.S. tax, with minimal additional tax consequences. The Company maintains its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S., with the exception of the previously taxed foreign earnings already subject to U.S. tax. The Company repatriated excess cash at its foreign subsidiaries to the U.S. during the six months ended June 30, 2024. The Company did not repatriate excess cash at its foreign subsidiaries to the U.S. during the year ended December 31, 2023. The Company is evaluating whether to make any cash repatriations in the future.

The Organization for Economic Co-operation and Development’s (“OECD”) current project, widely known as Anti-Base Erosion and Profit Shifting, seeks to address tax challenges arising in the global economy by introducing a global minimum corporate tax of 15%, referred to as Pillar Two, and several mechanisms to ensure tax is paid (the “GloBE Model Rules”). Policymakers across jurisdictions have begun adopting the GloBE Model Rules to implement a global minimum corporate tax rate of 15%. The OECD continues to release administrative guidance and many countries in which the Company operates have adopted or have proposed legislation to adopt Pillar Two. Many aspects of the minimum tax directive became effective beginning in 2024, with certain additional impacts coming into effect beginning in 2025 and beyond. The Company is monitoring enacted legislation and effective dates in its jurisdictions of operations. The Pillar Two framework did not have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2024 and the Company does not expect enacted legislation to have a material impact in future periods.

Cash and cash equivalents were $35.0 million at June 30, 2024, which included $9.0 million in the U.S. and $26.0 million at international locations.

The following table describes the Company’s cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(in millions)
Net cash provided by (used in) operating activities	$28.3	$(31.3)
Net cash used in investing activities	(19.1)	(13.9)
Net cash provided by financing activities	3.5	30.0
Effect of exchange rate on cash and cash equivalents	(0.8)	0.4
Net increase (decrease) in cash and cash equivalents	$11.9	$(14.8)

Cash Flows Provided by (Used in) Operating Activities

Operating cash inflows and outflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor, rent and other operating activities.

Net cash provided by operating activities was $28.3 million for the six months ended June 30, 2024 as compared to $31.3 million of net cash used in operating activities for the six months ended June 30, 2023. The change in cash provided by operating activities was primarily due to an increase in net earnings, a favorable change to accrued liabilities and other and a favorable change to accounts receivable. Accrued liabilities and other decreased operating cash flows by $11.3 million for the six months ended June 30, 2024, as compared to $23.2 million for the six months ended June 30, 2023, primarily due to lower costs associated with the Company’s QTC initiative (as described below) and an increase in estimated commission payments as a result of higher 2024 software solutions net sales. Accounts receivable decreased operating cash flows by $75.6 million for the six months ended June 30, 2024, as compared to $86.7 million for the six months ended June 30, 2023, primarily due to the timing of collections.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $19.1 million for the six months ended June 30, 2024, which primarily consisted of $31.7 million of capital expenditures, substantially all related to investments in software development, partially offset by $12.4 million of proceeds from the sale of land. The Company currently expects capital expenditures to be approximately $65 million to $70 million for the year ending December 31, 2024.

Net cash used in investing activities was $13.9 million for the six months ended June 30, 2023, which consisted of $23.8 million of capital expenditures, substantially all related to investments in software development, partially offset by $9.9 million of proceeds from the sales of investments in equity securities.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $3.5 million for the six months ended June 30, 2024. During the six months ended June 30, 2024, the Company received $139.0 million of proceeds from the Revolving Facility borrowings, partially offset by $84.0 million of payments on the Revolving Facility borrowings. The Company’s common stock repurchases for the six months ended June 30, 2024 totaled $50.7 million, which included $27.8 million of repurchases under the stock repurchase program and $22.9 million associated with vesting of the Company's equity awards.

Net cash provided by financing activities was $30.0 million for the six months ended June 30, 2023. During the six months ended June 30, 2023, the Company received $169.0 million of proceeds from the Revolving Facility borrowings, partially offset by $118.5 million of payments on the Revolving Facility borrowings. The Company’s common stock repurchases for the six months ended June 30, 2023 totaled $20.6 million, which included $17.3 million associated with vesting of the Company’s employees’ equity awards and $3.3 million of repurchases under the stock repurchase program.

Debt

The Company’s debt as of June 30, 2024 and December 31, 2023 consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Term Loan A Facility	$125.0	$125.0
Borrowings under the Revolving Facility	55.0	—
Unamortized debt issuance costs	(0.4)	(0.5)
Total long-term debt	$179.6	$124.5

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

As of June 30, 2024, there were $55.0 million of borrowings outstanding under the Revolving Facility as well as $2.5 million in outstanding letters of credit and bank guarantees, of which $1.0 million of the outstanding letters of credit reduced the availability under the Revolving Facility. Based on the Company’s results of operations for the twelve months ended June 30, 2024 and existing debt, the Company would have had the ability to utilize the remaining $244.0 million of the Revolving Facility and not have been in violation of the terms of the agreement.

The current availability under the Revolving Facility and net available liquidity as of June 30, 2024 are shown in the table below:

June 30, 2024
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	$55.0
Impact on availability related to outstanding letters of credit	1.0
$56.0

Current availability	$244.0
Cash and cash equivalents	35.0
Net Available Liquidity	$279.0

The Company was in compliance with its debt covenants as of June 30, 2024, and expects to remain in compliance based on management’s estimates of operating and financial results for fiscal year 2024 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of June 30, 2024, the Revolving Facility is supported by fifteen U.S. and international financial institutions.

As of June 30, 2024, the Company met all the conditions required to borrow under the Revolving Facility, and management expects the Company to continue to meet the applicable borrowing conditions.

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

Item 4. Controls and Procedures

(a)
Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

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

Item 1A. Risk Factors

There were no material changes during the three months ended June 30, 2024 to the risk factors identified in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
April 1, 2024 - April 30, 2024	98,222	$61.78	98,222	$135,172,539
May 1, 2024 - May 31, 2024	102,967	62.04	97,654	129,126,201
June 1, 2024 - June 30, 2024 (b)	121,967	58.72	121,512	$121,990,960
Total	323,156	$60.70	317,388

(a)
As further described in Note 10, Capital Stock, to the Unaudited Condensed Consolidated Financial Statements, on November 14, 2023, the Board authorized the repurchase of up to $150 million of the Company's outstanding common stock commencing on January 1, 2024, with an expiration date of December 31, 2025. The stock repurchase program may be suspended or discontinued at any time. The timing and amount of any shares repurchased are determined by the Company based on its evaluation of market conditions and other factors and may be completed from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so.
(b)
Includes 6,000 shares, valued at $0.3 million, for which the Company placed orders prior to June 30, 2024 that were not settled until the third quarter of 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director or Officer Adoption or Termination of Trading Agreements

On June 25, 2024, Daniel Leib, the Company’s President and Chief Executive Officer, adopted a trading plan with respect to the exercise of 65,000 vested stock options granted to Mr. Leib as equity incentive compensation and subsequent sale of the underlying common stock (the “Leib Plan”). The Leib Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Pursuant to the Leib Plan, if the market price of the Company’s common stock is within a specified price range during a trading window between November 6, 2024 and December 31, 2024, up to 65,000 stock options will be exercised and the underlying shares of common stock will be sold at market prices.

Item 6. Exhibits

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc., as filed on May 19, 2023 with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 19, 2023)

3.3

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 14, 2023, filed on November 16, 2023)

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

Date: July 31, 2024