Form 10-K
period 2024-12-31
Donnelley Financial Solutions, Inc.
filed 2025-02-18
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the shares of common stock (based on the closing price of these shares on the NYSE) on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates was approximately $1.6 billion.

As of February 13, 2025, 28,609,147 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement related to its annual meeting of stockholders scheduled to be held on May 14, 2025 are incorporated by reference into Part III of this Form 10-K.

DONNELLEY FINANCIAL SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

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
•
the Company’s inability to effectuate the termination of the frozen primary defined benefit plan on favorable terms, or at all;
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

PART I

ITEM 1. BUSINESS

Company Overview

DFIN is a leading global provider of innovative software and technology-enabled financial regulatory and compliance solutions. The Company provides regulatory filing and deal solutions via its software, technology-enabled services and print and distribution solutions to public and private companies, mutual funds and other regulated investment firms, to serve its clients’ regulatory and compliance needs. DFIN helps its clients comply with applicable regulations where and how they want to work in a digital world, providing numerous solutions tailored to each client’s business needs. The prevailing trend is toward clients choosing to utilize the Company’s software solutions, in conjunction with its tech-enabled services, to meet their document and filing needs, while at the same time shifting away from physical print and distribution of documents, except for when it is still regulatorily required or requested by investors.

The Company serves its clients’ regulatory and compliance needs throughout their respective life cycles. For its capital markets clients, the Company offers solutions that allow companies to comply with U.S. Securities and Exchange Commission (“SEC”) regulations and support their corporate financial transactions and regulatory/financial reporting through the use of digital document creation and online content management tools; filing agent services, where applicable; solutions to facilitate clients’ communications with their investors; and virtual data rooms and other deal management solutions. For investment companies clients, the Company provides solutions that allow investment companies to comply with SEC regulations and support financial and regulatory reporting through the use of content management and technology-enabled solutions for creating, compiling and filing regulatory communications as well as digital-driven solutions for distributing content to investors.

Technological advancements, regulatory changes, and evolving workflow preferences have led to the Company’s clients managing more of the financial disclosure process themselves, changing the marketplace for the Company’s services and products. DFIN’s strategy in its Software Solutions segments (CM-SS and IC-SS, as defined below) aligns with the changing marketplace by focusing the Company’s investments and resources in its advanced software solutions, primarily ActiveDisclosure® (“ActiveDisclosure”), Arc Suite® software platform (“Arc Suite”) and Venue® Virtual Data Room (“Venue”). In its Compliance & Communications Management segments (CM-CCM and IC-CCM, as defined below), the Company’s strategy focuses on maintaining its market-leading position by offering a high-touch, service-oriented experience, providing regulatory domain expertise, and using its unique combination of tech-enabled services and print and distribution capabilities.

Company History

On October 1, 2016, DFIN became an independent publicly traded company through the distribution by R.R. Donnelley & Sons Company (“RRD”) of shares of DFIN common stock to RRD stockholders (the “Separation”). On October 1, 2016, RRD also completed the separation of LSC Communications, Inc. (“LSC”), its publishing and retail-centric print services and office products business.

Since the Separation, the Company has primarily grown organically, focusing resources on further development of its software solutions and making targeted investments to further enhance product features.

Capital Markets

The Company provides software solutions, tech-enabled services and print and distribution solutions to public and private companies for deal solutions and compliance to companies that are, or are preparing to become, subject to the filing and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company supports clients primarily in North America, Europe and Asia. Capital markets clients leverage the Company’s software offerings, proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the SEC's Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) system for their transactional and ongoing compliance needs.

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

In 2024, approximately 40% of capital markets net sales related to software solutions, of which approximately 65% related to Venue, predominantly a transactional solution, and 35% related to ActiveDisclosure, predominantly a compliance solution. In 2024, tech-enabled services and print and distribution solutions accounted for approximately 60% of capital markets net sales, of which approximately 55% were transactional in nature and 45% were compliance in nature. In 2023, approximately 34% of capital markets net sales related to software solutions, of which approximately 59% related to Venue and 34% related to ActiveDisclosure. In 2023, tech-enabled services and print and distribution solutions accounted for approximately 66% of capital markets net sales, of which approximately 52% were transactional in nature and 48% were compliance in nature.

Transactional Solutions

The Company helps capital markets clients throughout the course of public and private business transactions via its full-service traditional services and its software solutions, Venue and ActiveDisclosure. The Company supports deal participants in creating transaction-related registration statements, proxy statements and prospectuses, filing client documents as their filing agent through the SEC’s EDGAR filing system and managing print for distribution to investors. The Company also provides registration statement, prospectus preparation and filing services through ActiveDisclosure and data room and secure file sharing through Venue.

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

The Company offers around-the-clock services to support the transaction process, production platform and service delivery. Clients utilize the range of options available to them, including a hybrid approach with working group members participating both virtually and in-person during drafting sessions for their transactions or a fully-virtual experience. While the Company has significantly reduced its private conferencing facilities footprint, the service helps clients maintain confidentiality in deal negotiations and provides clients a place to host in-person working groups to meet, strategize and prepare documents for the transaction deal stream.

Compliance Solutions

The Company provides compliance solutions to capital markets clients in preparing the Exchange Act filings that are compatible with the SEC’s EDGAR system via its full-service traditional services and ActiveDisclosure. Capital markets clients leverage the Company’s deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the SEC’s EDGAR system.

The Company’s cloud-based product, ActiveDisclosure, provides features such as built-in collaboration tools and Inline eXtensible Business Reporting Language (“iXBRL”) client-tagging capability. ActiveDisclosure provides capital markets clients with end-to-end solutions to collaborate, tag, validate and file with the SEC. By leveraging its software platform, ActiveDisclosure brings teams together across departments, functions and geographies in real time to create and edit filings and other documents across devices, simultaneously, while providing detailed audit trails for tracking every change made and employing interactive notifications for important tasks or comments. ActiveDisclosure utilizes native Microsoft Excel reporting capabilities of financial consolidation systems to seamlessly flow changes throughout an entire document automatically, reducing risk and providing additional assurance to clients. The Company employs stringent data security and privacy practices to provide that information is encrypted. ActiveDisclosure is ISO/IEC 27001:2013-certified, and the Company also engages third parties to perform annual SOC2 Type II compliance audits and penetration/vulnerability testing.

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

Investment Companies

The Company provides software solutions, tech-enabled services and print, distribution and fulfillment solutions to its investment companies clients, which are primarily mutual fund companies, alternative investment companies, insurance companies and third-party fund administrators, that are subject to the filing and reporting requirements of the U.S. Investment Company Act of 1940, as amended (the “Investment Company Act”) as well as European and Canadian regulations. The Company’s Arc Suite software platform is ISO/IEC 27001:2013-certified and enables its investment companies clients to comply with applicable ongoing SEC, Canadian and European regulations as well as to create, manage and deliver accurate and timely financial communications to investors and regulators. The Company’s services and sales teams currently support clients in the United States, Canada and Europe. Investment companies clients leverage the Company’s proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents (including incorporating appropriate iXBRL tagging) through the SEC's EDGAR system. In 2024, approximately 47% of investment companies net sales related to software solutions, while tech-enabled services and print and distribution solutions accounted for approximately 53% of investment companies net sales, of which approximately 92% were compliance in nature and 8% were transactional in nature. In 2023, approximately 42% of investment companies net sales related to software solutions, while tech-enabled services and print and distribution solutions accounted for approximately 58% of investment companies net sales, of which 89% were compliance in nature and 11% were transactional in nature.

The Company’s Arc Suite software platform provides investment companies clients with regulatory, reporting, filing and distribution solutions through one integrated financial compliance management software platform via a comprehensive suite of cloud-based technology services. The platform supports a full spectrum of data, multilingual content and compliance needs with a suite of cloud-based solutions that include automation and single-source data validation which streamlines processes and drives efficiencies for clients.

The Company’s Arc Suite provides clients with a complete end-to-end solution, incorporating four purpose-built products, ArcReporting® (“ArcReporting”), ArcPro® (“ArcPro”), ArcRegulatory® (“ArcRegulatory”) and ArcDigital® (“ArcDigital”). ArcReporting shareholder reporting software is an automated financial reporting tool which helps investment companies clients manage complex data and content to create and file regulatory documents whereby improving clients’ internal controls and reducing the risk of errors. ArcPro offers cloud-based workflow tools and managerial dashboards to streamline the review and approval process for prospectus creation and a wide range of other regulatory communications. ArcRegulatory, the Company’s regulatory reporting software solution, receives data, performs calculations and produces compliant regulatory reports. ArcDigital combines data processing with DFIN’s document and content management tools, feeding data into the Company’s automated publishing platform and communicating with a wide range of diverse investors in their preferred digital channels. The Company provides turnkey proxy services, including discovery, planning and implementation, print and mail management, solicitation, tabulation services, stockholder meeting review and expert support for mutual funds, variable annuities, REITs and other alternative investments. Through a strategic relationship, the Company provides a suite of software to brokers and financial advisors that enables them to monitor and view stockholder communications. The Company offers various technology and electronic delivery services and products to make the distribution of documents and content more efficient. The Company also supports the distribution, tabulation and solicitation of stockholders for corporate elections and mutual fund proxy events.

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

Capital Markets – Compliance & Communications Management—The CM-CCM segment provides tech-enabled services and print and distribution solutions to public and private companies for deal solutions and SEC compliance requirements. The Company offers around-the-clock services to support the transaction process, production platform and service delivery model. The Company has seen clients utilizing the range of options available to them, including a hybrid approach with working group members participating both virtually and in-person during drafting sessions for their transactions or a fully-virtual experience.

Investment Companies – Software Solutions—The IC-SS segment provides clients with the Arc Suite platform that contains a comprehensive suite of cloud-based solutions, including ArcDigital, ArcPro, ArcRegulatory and ArcReporting as well as services that enable storage and management of compliance and regulatory information in a self-service, central repository so that documents can be easily accessed, assembled, edited, tagged, translated, rendered and submitted to regulators and investors.

Investment Companies – Compliance & Communications Management—The IC-CCM segment provides clients with tech-enabled services and print and distribution solutions for creating, filing and distributing regulatory communications and solutions for investor communications, as well as iXBRL-formatted filings pursuant to the Investment Company Act, through the SEC’s EDGAR system. The IC-CCM segment also provides turnkey proxy services, including discovery, planning and implementation, print and mail management, solicitation, tabulation services, stockholder meeting review and expert support.

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

The Company’s competitors for SEC filing services for capital markets public company clients include full service financial communications providers, technology point solution providers focused on financial communications and general technology providers (through ActiveDisclosure or the Company’s CM-CCM services). The Company’s competitors for Venue include providers of virtual data room-specific solutions and enterprise software providers that offer online products that serve as document repositories, virtual data rooms as well as file sharing and collaboration solutions.

The Company’s competitors for SEC filing services for investment companies clients include full service traditional providers, small niche technology providers as well as local and regional print providers that offer competing printing services.

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

Market Volatility/Cyclicality and Seasonality

The Company’s Capital Markets segments (CM-SS and CM-CCM), in particular, are subject to market volatility, as the demand for the transactional and Venue offerings is largely dependent on the global market for IPOs, secondary offerings, M&A, public and private debt offerings, leveraged buyouts, spinouts, SPAC and de-SPAC transactions and other similar transactions. A variety of factors impact the global markets for transactions, including economic activity levels, interest rates, market volatility, the regulatory and political environment, geopolitical and civil unrest and global pandemics, among others. Due to the significant net sales and profitability derived from transactional and Venue offerings, market volatility can lead to uneven financial performance when comparing to previous periods. U.S. IPOs, M&A transactions and public debt offerings were also previously disrupted by U.S. federal government shutdowns, and any future government shutdowns could result in additional volatility. The Company’s compliance offerings, supporting the quarterly and annual public company reporting processes through its filing services and ActiveDisclosure, as well as its Investment Companies segments (IC-SS and IC-CCM) regulatory and stockholder communications offerings, including Arc Suite are less impacted by market volatility. The Company's overall risk profile is balanced by offering services in higher demand during a down market, such as document management tools for the bankruptcy/restructuring process and by moving upstream in the transactional process with products like Venue.

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

Government Regulations and Regulatory Impact

The SEC is adopting new as well as amending existing rules and forms to enhance the security and modernize the reporting and disclosure of information under the Securities Act, the Exchange Act and the Investment Company Act. As the scope and complexity of the regulatory environment continues to increase, regulators are also demanding greater use of structured, machine-readable data in companies’ disclosures, more summary documents and layered website disclosures. These actions are driving significant changes which impact the Company’s customers, and have enabled the Company to offer new value-added functionality and services and accelerate its transition from print and distribution to software solutions.

It is the Company’s policy to conduct its global operations in accordance with all applicable laws, regulations and other requirements. The Company actively monitors changes in regulations applicable to its employees, operating facilities, disclosure and reporting practices and other activities to align with new requirements and evolving best practices. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future. However, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

Resources

The primary raw materials used in the Company’s printed products are paper and ink. Paper and ink are sourced from a small set of select suppliers to ensure consistent quality and provide for continuity of supply. The Company does not currently anticipate any significant supply chain challenges for raw materials in 2025. The Company believes that the risk of incurring material losses as a result of a shortage in raw materials is unlikely as the Company has strategically downsized its print production platform in favor of outsourcing the offset printing to its select network of vendors and reduced its print and distribution revenue such that the losses, if any, would not have a materially negative impact on the Company’s business.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, electronically or by direct shipment to customer facilities.

Customers

For each of the years ended December 31, 2024, 2023 and 2022, no customer accounted for 10% or more of the Company’s net sales.

Human Capital

The Company’s human capital objective is to attract, retain and develop the talent needed to deliver on the Company’s strategic priorities. The Company strives to create a culture where employees are empowered to do their best work each day and are rewarded based on their contributions and performance.

As of December 31, 2024, the Company had approximately 1,800 employees, approximately 84% of whom are located in the United States and approximately 16% in international locations. The Company’s workforce is approximately 40% female and 60% male, with an average tenure of approximately 13.6 years with the Company (including periods prior to the Separation from RRD). The Company also hires contractors for production and engineering support. None of the Company’s employees are represented by a labor union or covered by a collective bargaining agreement. The Company’s 2024 voluntary turnover rate was approximately 6.0% for both its U.S. and global workforce.

In 2024, the Company continued its strategy to provide greater market-driven and predictable pay and benefit programs through the “My Total Wellbeing” program. The components of the program are below:

My Time—The Company has a flexible paid time-off philosophy in which U.S. salaried employees can, with manager approval, take as much time as needed for vacation or personal issues not covered by other sick or disability policies. The Company’s policies also provides up to 12 weeks of paid maternity leave and six weeks paid leave for fathers and both adoptive parents in the U.S.

The Company continued to embrace a flexible model in which employees work remotely (with the exception of essential employees whose roles require them to be on site). Office space or other facilities are available for team meetings and collaboration.

My Career—The Company supports employees in growing their skills and making informed choices about their career. The “Career Map,” available on the Company’s intranet site, shows every role in the Company by level with summaries about key positions. The map and career framework are designed to help employees understand how their role fits into the overall structure and the various pathways for advancement.

My Health—The Company offers comprehensive health benefits including medical insurance, prescription drug benefits, dental insurance and vision insurance. The Company strives to offer a market competitive benefits package and, in 2024, made improvements to prescription drug coverage and introduced a new offering for long-term care insurance. The Company’s programs focus on physical as well as mental and emotional health and encouraging all employees to take ownership of their health and wellbeing.

My Money—The Company offers competitive base salaries and compensation programs to reward performance relative to key strategic and financial metrics. The Company cultivates a “pay for performance” culture so that when the Company does well, it shares those rewards with employees. In 2023, the Company launched an Employee Stock Purchase Plan, which allowed eligible employees based in the U.S. to purchase DFIN stock at a 10% discount through payroll deductions. In 2024, the program was extended to eligible employees based in Canada and the United Kingdom. The Company also provides a bi-weekly 401(k) match of 50 cents for every dollar a U.S. employee contributes up to 6% of eligible compensation with a potential for an additional discretionary Company match based upon overall Company performance.

The Company’s other offerings include short-term disability, long-term disability, life insurance programs, health savings accounts (which includes a Company contribution), flexible spending accounts and a group legal services plan.

Inclusive Environment—The Company is committed to fostering an environment where people feel valued, respected and heard. The Company continues to support employee resource groups (“ERGs”) and champion efforts such as mental wellness with campaigns for World Mental Health Day and Mental Health Awareness Month. The ERGs play an important role in keeping inclusion at the forefront of the Company’s culture.

The Company is committed to paying its employees in a fair and equitable way and has a rigorous compensation review process, including a review by external counsel and consultants.

Learning and Development—The Company invests in its employees’ skills and professional development by offering virtual, social and self-directed learning, mentoring, coaching and career development opportunities. In 2024, approximately 55% of employees engaged in self-directed learning and development activities through the Company’s on-demand learning platforms. The Company continues to focus on leadership development with two cohort leadership development programs aligned to the Company’s values, leadership behaviors and skills for effective leadership. In partnership with external vendors, the Company provides development for senior leaders in the form of 360 surveys with formal development plans, formal coaching and program specific/skill-based development to support their career growth.

In addition to learning and development, the Company requires employees to complete a series of mandatory courses in data protection, IT security, principles of ethical business conduct, harassment awareness, anti-corruption/anti-trust and data privacy. In 2024, the Company achieved 100% completion of these required courses.

Employee Experience—DFIN’s Total Wellbeing program underscores its employment value proposition. These proof points have helped to attract, engage and retain employees and have translated into being certified as a Most Loved Workplace® by the Best Practice Institute, a leadership benchmark research company, three years in a row.

In 2024, the Company was again ranked on Newsweek’s list of Top Most Loved Workplaces® in America, which recognizes companies that have created a workplace where employees feel respected, inspired and appreciated. Employees cited their strong bond with coworkers, flexible work schedules and strong management and senior leadership among the reasons they loved working for DFIN.

For the sixth year in a row, the Company was chosen as one of the Best Places to Work by Built In, for offering the best compensation packages, total rewards and cultural programs, among peers. Built In is an online community for startups and tech companies.

Health and Safety—The health, safety and well-being of its employees is the Company’s highest priority and a core element of its culture. The Company believes everyone contributes to a safe and healthy work environment no matter their role in the organization. The Company’s Environmental, Health and Safety Management System aligns with ISO 14001 and 45001. The Company sets annual leading and lagging indicators to improve its sustainability performance and in 2024 achieved a workforce total recordable incident rate of 0.19 (per 200,000 hours worked). Manufacturing employees achieved a 100% completion rate for job-specific safety training and participate in an onsite safety committee that promotes safe practices at work and at home.

2024 marked the sixth year DFIN observed the importance of employee health and safety among its global workforce through its annual Safety Week event, which included blood pressure screenings, stress management exercises and virtual ergonomic sessions. Employees participated in a 5-day activity challenge and collectively achieved approximately 6.9 million steps. In December 2024, the Company’s Pinnacle Awards recognized employee contributions in six categories: community service, data privacy and security, DEI, the environment, safety, health and wellbeing and living the Company values.

Climate

The Company has transitioned to predominantly virtual operations after adopting a fully flexible work environment, reducing its physical office space globally and closing all but one print manufacturing facility. For the sixth year in a row, the Company purchased renewable energy credits to match 100% of the electricity used by this facility. The Corporate Responsibility and Governance Committee of the Company’s Board has broad oversight of environmental, social and governance issues, which includes climate-related risks and opportunities. In 2024, the Company assessed its global footprint and reviewed climate-related risks and opportunities with reference to the Task Force on Climate-Related Financial Disclosures framework. Currently, the Company does not anticipate any material impact from climate-related risk and opportunities on its business strategy, financial position or operations.

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

The Company’s customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate login credentials, including passwords, or to introduce viruses or other malware programs to its information systems, the information systems of its vendors or third-party service providers and/or its customers’ computers. Though the Company endeavors to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber attacks against the Company or its vendors and third-party service providers remain a serious issue. Further, to access the Company’s services and products, the Company’s customers use their own electronic devices that are beyond DFIN’s security control systems. Techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until executed against a target. Similar to other software solutions, DFIN’s software may be vulnerable to these types of attacks. Breaches and other inappropriate access can be difficult to detect and any delay in identifying them could increase their harm. An attack of this type could disrupt the proper functioning of the Company’s software solutions, cause errors in the output of clients’ work, allow unauthorized access to sensitive, proprietary or confidential information and other undesirable or destructive outcomes.

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

Furthermore, DFIN’s systems allow the Company to share information that may be confidential in nature to its clients across the Company’s offices and remote working locations worldwide. This design allows the Company to increase global reach for its clients and increase its responsiveness to client demands, but also increases the risk of a security breach or a leak of such information as it allows additional points of access to information by increasing the number of employees and facilities working on certain jobs. In addition, DFIN’s systems leverage third-party outsourcing arrangements, which expedites the Company’s responsiveness but exposes information to additional access points. Malicious software, sabotage, ransomware and other cybersecurity breaches of the types described below could cause an outage in DFIN’s infrastructure, which could lead to a substantial delay of service and ultimately downtimes, recovery costs and client claims. The occurrence of an actual or perceived information leak or breach of security could cause the Company’s reputation to suffer, clients to stop using DFIN’s services and products offerings, the Company to have to respond to requests from government agencies and customers in connection with such event and the Company to face lawsuits and potential liability, any of which could cause DFIN’s financial performance to be negatively impacted.

The Company has incurred, and expects to continue to incur, expenses to prevent, investigate and remediate security breaches and vulnerabilities, including deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. Though the Company maintains professional liability insurance that includes coverage if a cybersecurity incident were to occur, there can be no assurance that insurance coverage will be available, responsive, or that the available coverage will be sufficient to cover losses and claims related to any cybersecurity incidents the Company may experience. Any of the security concerns could negatively impact the Company’s results of operations, financial position and cash flows.

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

Some of DFIN’s systems, operations and infrastructure rely on third parties and utilize hardware purchased or leased or incorporate software licensed from third parties. The Company also relies on third parties for certain data center and cloud services to support services and product delivery to clients. These third-party systems and services may not continue to be available on commercially reasonable terms or at all. Any loss of the right to use any of these systems and services could result in delays in the provisioning of DFIN’s services, which could negatively affect the Company’s business until alternatives are either developed by the Company or identified, obtained and integrated. In addition, it is possible that the Company’s vendors could increase their prices, which could have an adverse impact on DFIN’s business, results of operations, financial position and cash flows. Further, changing vendors for these systems and services could detract from management’s ability to focus on the ongoing operations of the Company’s business, cause delays in the Company’s operations or service delivery to clients or result in increased expenses during a transitional period.

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

A number of core processes, such as software development, operations and fulfillment, sales and marketing, client service and financial transactions, rely on DFIN’s IT infrastructure and applications. Many of DFIN’s products and services are delivered on a current and time-sensitive basis and depend on reliable access to important systems and information. Damage to the Company’s IT infrastructure could result from catastrophe, natural disaster, severe weather, power loss, telecommunications failure, terrorist attack or pandemic as well as from security breach of the types described above or other events that could have a significant disruptive effect on operations. Defects or malfunctions in the Company’s IT infrastructure and applications have caused, and could cause in the future, DFIN’s services and products offerings not to perform as clients expect, which could negatively impact the Company’s reputation and business. The Company has disaster recovery and business continuity plans in place in the event of system failure due to any of these events and these plans are tested regularly. If these disaster recovery or business continuity plans are not adequate to address the disruptive event, it could result in an outage in DFIN’s infrastructure, which could lead to a substantial delay of service and ultimately downtimes, recovery costs and client claims, any of which could negatively impact the Company’s results of operations, financial position and cash flows.

In addition, the Company’s business could be materially adversely affected by the risk, or the public perception of risk, related to a pandemic or widespread health crisis similar to the COVID-19 pandemic. Any preventative or protective actions that governments implement or that the Company takes in respect of a global health crises, such as travel or movement restrictions, quarantines or site closures, may interfere with the ability of the Company’s employees and vendors to perform their respective responsibilities and obligations relative to the conduct of DFIN’s business. Although a majority of the Company’s employees work remotely and certain operations are outsourced, restrictions on the locations of the Company’s manufacturing operations could impact service delivery timeliness or create other process inefficiencies. Such results could have a material adverse effect on DFIN’s reputation, client retention, operations, business, financial condition, results of operations and cash flows.

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

The Company does not generally have long-term contracts for traditional services and products within the CM-CCM and IC-CCM segments and, therefore, relies on those clients continued use of DFIN’s services and products. As a result, client retention, particularly during periods of declining transactional volume, is an important part of the Company’s strategic business plan. There can be no assurance that clients will continue to use DFIN’s services and products to meet their ongoing needs, particularly in the face of competitors’ services and products offerings, or that their needs for those services will not be impacted by regulatory changes. Although some of the Company’s software contracts are multi-year, both multi-year contracts and contracts that are less than one year are subject to renewals. As a result, there can be no assurance that clients will continue to use DFIN’s software solutions to meet their ongoing needs. Client retention rates may decline due to a variety of factors, including:

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

The highly competitive market for DFIN’s services and products, clients’ budgetary constraints and industry fragmentation may create adverse price dynamics.

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

Global supply chain challenges leading to decreased availability of paper and other raw materials and the costs of these resources due to sourcing difficulties or otherwise have increased DFIN’s costs in the past and may do so in the future. The Company may not be able to pass these costs on to clients through higher prices. Moreover, rising raw materials costs, including potential tariffs on imported paper and raw materials, and any consequent impact on pricing, could lead to a decrease in demand for DFIN’s services and products.

A failure to successfully develop, introduce or integrate new services or enhancements to DFIN’s services and products platforms, systems or applications, may harm DFIN’s reputation, and cause its net sales and operating income to suffer.

The Company’s strategic plan continues to focus on transitioning its business to a software and technology focused company, offering compliance and regulatory solutions. In order to do that, the Company must attract new clients for those businesses and expand the addressable market and relevant use cases for its offerings. DFIN’s ability to attract new clients and increase sales to existing clients depends in large part on the Company’s ability to enhance and improve existing services and products platforms, including application solutions, and to introduce new functionality and enhancements. As a percentage of total net sales, the Company’s software solutions net sales increased from 18% in 2018 to 42% in 2024, tech-enabled services net sales decreased from 46% in 2018 to 41% in 2024 and print and distribution net sales decreased from 36% in 2018 to 17% in 2024. In 2020, the Company undertook significant restructuring of its compliance and communications management operating segments due partially to regulatory changes that significantly reduced print volumes starting in 2021. In 2022, the Company completed the consolidation of its print platform, which enabled DFIN to achieve meaningful cost savings, as well as reduced the number of leased and owned global facilities as part of its overall business strategy, resulting in a reduction of leased and owned global facilities from 50 as of December 31, 2020 to 14 as of December 31, 2024.

The Company continues to invest substantially all of its capital expenditures budget on software development, including the development of software solutions for both investment companies and capital markets, most recently with the functionality developed in Arc Suite for the Tailored Shareholder Reporting (“TSR”) regulations, required starting in 2024, and the launch of cloud-based ActiveDisclosure in 2021 and the ongoing development of additional features thereafter, including the ability to file transactional deals utilizing ActiveDisclosure. The Company utilizes product pilots, alpha release and other means to gauge market demand as DFIN’s operating results would suffer if its innovations are not responsive to the needs of the Company’s clients, are not appropriately timed with market opportunities or are not brought to market effectively. In addition, it is possible that management’s assumptions about the features that they believe will drive purchasing decisions for the Company’s potential clients or renewal decisions for the existing clients could be inaccurate. There can be no assurance that new products or services, or upgrades to DFIN’s products or services, will be released as anticipated or that, when released, they will be adopted by clients. Moreover, upgrades and enhancements to the Company’s platforms may require substantial capital investment without assurance that the upgrades and enhancements will enable the Company to achieve or sustain a competitive advantage in the services and products offerings. If the Company is unable to license or acquire new technology solutions to enhance existing services and products offerings, the results of operations, financial position and cash flows may be negatively impacted.

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

The Company has operations outside the United States. DFIN works with capital markets clients around the world, and in 2024 the Company’s international sales accounted for approximately 11% of DFIN’s total net sales. The Company’s operations outside of the United States are primarily focused in Europe, Canada and Asia. As a result, the Company is subject to the risks inherent in conducting business outside the United States, including:

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

As of December 31, 2024, the Company had $125.0 million outstanding under its Term Loan A Facility, as defined below, and no borrowings outstanding under its Revolving Facility, as defined below. The Company’s ability to make payments on and to refinance indebtedness, as well as any future debt that it may incur, will depend on the Company’s ability to generate cash in the future from operations, financings or asset sales. The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. The Company may not generate sufficient funds to service its debt and meet its business needs, such as funding working capital or the expansion of the Company’s operations. If the Company is not able to repay or refinance debt as it becomes due, it may be forced to take disadvantageous actions, including facility closure, staff reductions, reducing financing in the future for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of cash flows from operations to the payment of principal and interest on its indebtedness, and restricting future capital return to stockholders. The lenders who hold the Company’s debt could also accelerate amounts due in the event of a default, which could potentially trigger a default or acceleration of the maturity of the Company’s debt.

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

On May 27, 2021, the Company amended and restated its credit agreement dated as of September 30, 2016 (as in effect prior to such amendment and restatement, the “Credit Agreement,” and the Credit Agreement, as so amended and restated, the “Amended and Restated Credit Agreement”), by and among the Company, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, to, among other things, provide for a $200.0 million delayed-draw term loan A facility (the “Term Loan A Facility”), extend the maturity of the $300.0 million revolving facility (the “Revolving Facility,” and, together with the Term Loan A Facility, the “Credit Facilities”) to May 27, 2026 and modify the financial maintenance and negative covenants in the Credit Agreement. On October 14, 2021, the Company drew $200.0 million from the Term Loan A Facility and used the proceeds to redeem the Company’s senior notes due October 15, 2024 (the “Notes”).

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

The Company may be able to incur significant additional debt, including secured debt, in the future. Although the Amended and Restated Credit Agreement governing the Credit Facilities restrict the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions. Also, these restrictions do not prevent the Company from incurring obligations that do not constitute indebtedness. As of December 31, 2024, the Company had the remaining $299.0 million available for additional borrowing under the Revolving Facility. The more indebtedness the Company incurs, the further exposed it becomes to the risks associated with leverage described above.

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

The Company’s management, subject to the Board’s oversight in certain circumstances, has broad discretion in the use of its existing cash resources and may not use such funds effectively.

DFIN’s management has broad discretion in the application of the Company’s cash resources to make investments and other capital allocation decisions. The Company’s management must make long-term investments and commit significant resources often before knowing whether such investments will result in services and products that satisfy its clients’ needs or generate revenues sufficient to justify such investments. Accordingly, DFIN stockholders will have to rely upon the judgment of management with respect to the Company’s existing cash resources, with only limited information concerning management’s specific intentions. The Company’s management may spend the Company’s cash resources in ways that stockholders may not desire or that may not yield a favorable return over an acceptable timeline. While the Company has governance processes and internal controls in place to guide informed decision making and the Company's Board provides oversight of capital allocation and other important topics, these decisions are subject to uncertainties and involve judgment. The failure to apply the Company’s funds effectively could harm the business.

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

Rapidly changing technology, evolving industry standards and regulatory requirements and new service and product introductions characterize the market for the Company’s services and products. Clients are subject to rules and regulations requiring certain printed or electronic communications governing the form, content and delivery methods of such communications, such as SEC Rule 30e-3 which provides certain registered investment companies with an option to electronically deliver stockholder reports and other materials rather than providing such reports in paper. Other developments, such as the SEC’s TSR rule required in 2024, drove increased demand for the Company’s services and product in the Investment Company segments but also required additional investment of capital and other resources. Modifications in these regulations may impact clients’ business practices and could impact the competitive landscape for DFIN’s services and products offerings. The priorities of the current U.S. administration may impact SEC rulemaking, causing proposed rules such as climate, proxy voting reform or other topics to be delayed, withdrawn or adopted in a form that is materially different from the Company’s expectation. Modifications in such regulations could eliminate the need for certain types of communications altogether or impact the quantity or format of required communications. DFIN’s ability to monitor the timing and form of relevant developments at various stages of discussion, proposal or implementation are important for future operational planning and growth. The Company may find it difficult or costly to update its software and services to keep pace with evolving industry standards, regulatory requirements or other developments impacting the industries in which DFIN and its clients operate.

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

The Company may be unable to effectuate the termination of its frozen primary defined benefit plan (the “Plan”) on favorable terms or at all.

In August 2024, the Company executed an amendment to commence the process of terminating the Company’s Plan, as further described in Note 7, Retirement Plans, to the audited Consolidated Financial Statements. The Plan’s benefit obligation is expected to be settled by offering lump sum distributions to participants, followed by the purchase of annuity contracts to transfer the Plan’s remaining obligation to a third party. As settlement of the obligations will be funded with Plan assets, the Company expects to make a cash contribution to fully fund the Plan in 2025. The cash contribution amount will depend upon the nature and timing of participant lump sum settlements and prevailing market conditions. Finalization of the Plan termination is subject to certain conditions, including regulatory review, and the Company has the ability to change the effective date of the termination or revoke the decision to terminate the Plan.

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

On October 1, 2016, DFIN became an independent publicly traded company through the Separation. In 2020, LSC, which separated from RRD at the same time as DFIN, filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code and stopped making required withdrawal liability payments to multiemployer pension plans from which RRD had withdrawn prior to the Separation. Responsibility for certain pre-Separation withdrawal liability obligations was assigned to the parties, including LSC (the “LSC MEPP Liabilities”) during the Separation, however, the Company and RRD remained jointly and severally liable for the LSC MEPP Liabilities pursuant to laws and regulations governing multiemployer pension plans. If RRD fails to make required payments in respect of the remaining LSC MEPP Liabilities or RRD fails to make required payments in respect of the RRD MEPP liabilities, the Company may become obligated to make such payments, which may negatively impact the Company’s cash flows and results of operations. In addition, the Company’s MEPP liabilities could also be affected by the financial stability of other employers participating in such plans and decisions by those employers to withdraw from such plans in the future.

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

DFIN engages assessors, consultants, auditors and specialized third parties to enhance the Company’s cybersecurity posture. These collaborations provide evaluations, audits and insights to fortify DFIN’s resilience against evolving cyber threats. The DFIN Cybersecurity Program is based upon industry leading frameworks, which include International Standardization Organization (“ISO”) 27001, the National Institute of Technology Cybersecurity Framework (“NIST CSF”) and Control Objectives for Information Technology (COBIT). The Company’s technologies and software must also comply with domestic and international regulatory and legal requirements. Ensuring that these technologies and software comply with those regulations is a key focus of the Company’s efforts. DFIN has cyber incident response partners that conduct penetration testing and other exercises throughout the year whereby cybersecurity controls effectiveness is evaluated and reported to management. DFIN engages a third-party auditor to ascertain its cybersecurity risk management effectiveness as a part of its enterprise ISO 27001 certification process. The ISO 27001 certification process is highly prescriptive and covers cyber risk management methodology, risk assessment and risk treatment. DFIN has adopted the NIST CSF and engages a consultant to periodically assess the Company’s NIST CSF profile and maturity. DFIN also obtains System and Organization Control (“SOC”) Type 2 certification demonstrating control effectiveness across multiple American Institute of Certified Public Accountants (AICPA) Trust Service Principle domains.

The Company leverages cybersecurity technologies designed to provide for the security of client, employee and business confidential data. The Company’s cybersecurity portfolio is inclusive of, but not limited to, data encryption, data masking, leading secure software development methodologies, application and network penetration testing, incident response, digital forensics, least-privileged access controls, anti-malware, end-point detection and response, virtual private networks and cyber threat intelligence. In addition, the Company manages a 24x7 Security Operations capability that monitors and responds to cyber threats.

DFIN maintains a comprehensive third-party risk management program, referred to as “Supply Chain Security.” The program evaluates critical suppliers for inherent risk and classifies suppliers according to the overall risk they present to the Company. The program also includes evaluations of existing suppliers and third parties for ongoing risk. A supplier’s classification rating determines the frequency with which it is evaluated. For example, those identified as critical suppliers are monitored on a quarterly basis, or more frequently if an event occurs that could elevate the risk, and assessed at a higher frequency than other suppliers. Generally, these reviews include an evaluation of the effectiveness of a supplier or third party’s cybersecurity along with the risks associated with adding and/or integrating this third party into the DFIN ecosystem. New and existing suppliers that are determined to pose a material risk may be rejected or have their contracts terminated. Supply chain and third-party risk continues to be a top cybersecurity threat vector, and DFIN’s robust processes continue to oversee and identify cybersecurity risks associated with the Company’s use of third-party service providers. The Company believes that its regular assessments and due diligence help mitigate potential vulnerabilities relating to these relationships.

DFIN’s initiatives and internal goals incorporate cybersecurity, including cyber risk requirements and cyber risk analysis. To deliver upon regulatory, client and Company cybersecurity objectives, the Company made investments to support processes, architectures and system operations models which specifically address cyber risk, including but not limited to threat detection and response capabilities, end point detection, incident response partnerships and other services provided by managed security service providers. The Company leverages cybersecurity technologies designed to ensure security of client, employee and business confidential data. Mitigating cybersecurity risk is also a part of DFIN’s overall business strategy and is further evidenced by programmatic endeavors such as adopting a Zero Trust Architecture wherein all users, systems, applications and networks are deemed untrusted and must be verified. Separately, part of DFIN’s corporate strategy includes maintaining adequate cybersecurity insurance. During the renewal process underwriters evaluate all aspects of DFIN’s cybersecurity posture, providing another annual evaluation of the Company’s cyber risk management.

Risks from cybersecurity threats, including those described in Part I, Item 1A. Risk Factors, factor into many facets of DFIN’s operations and have a direct influence on business strategy. For example, cybersecurity risk considerations may be factored into how DFIN’s products are designed and technology is selected. Cybersecurity risk also informs how the Company educates and trains its employees. In 2024, the Company conducted monthly simulations to train employees to detect and respond to various cyber attack vectors like phishing, vishing and smishing attempts and provides enhanced training to employees who fail a simulated cyber attack. DFIN also conducted quarterly IT training on topics such as risk detection and reporting, data handling and provided targeted cybersecurity threat awareness and training to executives during 2024. The Company reviews its Incident Response plans and conducts tabletop exercises throughout the year at different levels of the organization, including the executive team. These incident response and training initiatives are regularly evaluated to adapt to evolving cyber threats and awareness. The Company’s goal is to create an ethos of “security first” and “security by design” and to have a culture (and accountability) that security is the responsibility of every DFIN employee.

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

DFIN’s Board and senior management are engaged in managing and overseeing the Company’s cyber risks. Internal Audit periodically reviews enterprise risk management topics as well as the effectiveness of information security controls and other procedures and reports significant findings to executive management, the Board or the Audit Committee, as appropriate. The Company’s Chief Information Security Officer (“CISO”) has approximately 30 years of cybersecurity experience overseeing enterprise cybersecurity risk management and compliance programs and has responsibility for assessing and managing cybersecurity risks. The CISO reports to the Chief Information Officer and leads multiple cybersecurity functions that consist of Cyber Defense and Threat Intelligence, Application Security, Network Security Engineering, Security Architecture, Identity Services and IT Governance as well as Risk and Compliance functions. As the front line of defense against cybersecurity risks, these functions employ numerous tools, processes and procedures to detect attempted cyber attacks, prevent cyber threats and monitor cyber risks. The functions are also engaged in incident response should incidents occur and are accountable for remediating cyber threats, if manifested.

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

ITEM 2. PROPERTIES

The Company’s corporate office is located at 391 Steel Way, Lancaster, Pennsylvania, 17601. As of December 31, 2024, the Company leased or owned 7 U.S. facilities encompassing approximately 0.4 million square feet. The Company leased 7 international facilities encompassing less than 0.1 million square feet in Asia, Canada and Europe. Of the Company’s worldwide facilities, approximately 0.2 million square feet of space was owned, while the remaining 0.3 million square feet of space was leased.

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

Stockholders

As of February 11, 2025, there were 2,896 stockholders of record of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
October 1, 2024 - October 31, 2024	69,633	$64.58	69,633	$104,175,063
November 1, 2024 - November 30, 2024	110,847	60.19	110,847	97,503,187
December 1, 2024 - December 31, 2024 (b)	101,273	61.29	101,273	91,296,178
Total	281,753	$61.67	281,753

(a)
As further described in Note 13, Capital Stock, to the audited Consolidated Financial Statements, on November 14, 2023, the Board authorized the repurchase of up to $150 million of the Company’s outstanding common stock commencing on January 1, 2024, with an expiration date of December 31, 2025. The stock repurchase program may be suspended or discontinued at any time. The timing and amount of any shares repurchased are determined by the Company based on its evaluation of market conditions and other factors and may be completed from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so.
(b)
Includes 4,000 shares, valued at $0.3 million, for which the Company placed orders prior to December 31, 2024 that were not settled until the first quarter of 2025.

Equity Compensation Plans

For information regarding equity compensation plans, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report.

PEER PERFORMANCE TABLE

The following graph compares the cumulative total stockholder return on DFIN’s common stock from December 31, 2019 through December 31, 2024, with (i) the cumulative total return of the Russell 2000 Index, (ii) the cumulative return of the Standard & Poor’s (“S&P”) SmallCap 600 Index, and (iii) the cumulative return of the S&P Composite 1500 Financial Services Index (f/k/a S&P Composite 1500 Diversified Financials Index), a business industry index of which DFIN is a constituent.

The comparison assumes all dividends have been reinvested and an initial investment of $100 on December 31, 2019. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Performance Table

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$700
$600
$500
$400
$300
$200
$100
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Donnelley Financial Solutions, Inc.
Russell 2000 Index
S&P SmallCap 600 Index
S&P Composite 1500 Financial Services Index

	Base Period	December 31,	December 31,	December 31,	December 31,	December 31,
Company Name/Index	12/31/2019	2020	2021	2022	2023	2024
Donnelley Financial Solutions	100	162.08	450.24	369.15	595.70	599.14
Russell 2000 Index	100	119.96	137.74	109.59	128.14	142.93
S&P SmallCap 600 Index	100	111.29	141.13	118.41	137.42	149.37
S&P Composite 1500 Financial Services Index	100	111.42	151.11	133.50	154.63	198.41

This performance graph and other information furnished under Part II, Item 5. Market for Donnelley Financial Solutions, Inc.’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

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

Segments

The Company operates its business through four operating and reportable segments: Capital Markets – Software Solutions, Capital Markets – Compliance and Communications Management, Investment Companies – Software Solutions and Investment Companies – Compliance and Communications Management. The Company’s operating segments are components of the business for which discrete financial information is available and reviewed regularly by the Company’s chief operating decision maker (“CODM”), the Company’s CEO, to assess segment performance and to make decisions regarding the allocation of resources.

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

During the three months ended December 31, 2024, the Company changed the measure used by the CODM to evaluate segment profitability from income (loss) from operations to Adjusted EBITDA (“Segment Adjusted EBITDA”) in order to be consistent with changes in reporting reviewed by the CODM to evaluate the results of operations, allocate resources and make strategic decisions about the business. Segment Adjusted EBITDA is defined as earnings before interest expense, net, income tax expense, depreciation and amortization and adjusted to exclude the impact of certain costs, expenses, gains, losses and other items, as further described in Note 15, Segment Information, which management believes are not indicative of ongoing operations and segment performance. Presentation of segment profitability for the years ended December 31, 2023 and December 31, 2022 was revised to be comparable to the current period presentation. Corporate is not an operating segment and consists primarily of unallocated SG&A expenses. See Note 15, Segment Information, for a reconciliation of Segment Adjusted EBITDA to consolidated earnings before income taxes.

Executive Overview

Net sales for the year ended December 31, 2024 decreased by $15.3 million, or 1.9%, to $781.9 million from $797.2 million for the year ended December 31, 2023, including a $0.2 million increase due to changes in foreign currency exchange rates. Net sales decreased primarily due to lower capital markets and investment companies compliance and transactional volumes, partially offset by higher Venue volumes, software price increases and higher Arc Suite volumes as a result of the Company’s TSR offering.

Income from operations for the year ended December 31, 2024 increased by $26.6 million, or 24.2%, to $136.6 million from $110.0 million for the year ended December 31, 2023. Income from operations increased primarily due to higher software solutions net sales, cost control initiatives, a net gain on the sale of land, lower consulting expense and a favorable sales mix, partially offset by lower compliance and transactional volumes, higher incentive compensation expense, higher selling expense as a result of the increase in software solutions net sales and higher bad debt expense.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial condition, cash flows and certain other information. This discussion and analysis should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto.

Results of Operations for the Year Ended December 31, 2024 as Compared to the Year Ended December 31, 2023 and the Year Ended December 31, 2023 as Compared to the Year Ended December 31, 2022

The following table shows the results of operations for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
	(in millions, except percentages)
Net sales
Software solutions	$329.7	$292.7	$279.6	$37.0	12.6%	$13.1	4.7%
Tech-enabled services	320.8	336.9	380.9	(16.1)	(4.8%)	(44.0)	(11.6%)
Print and distribution	131.4	167.6	173.1	(36.2)	(21.6%)	(5.5)	(3.2%)
Total net sales	781.9	797.2	833.6	(15.3)	(1.9%)	(36.4)	(4.4%)
Cost of sales (a)
Software solutions	107.4	108.7	113.4	(1.3)	(1.2%)	(4.7)	(4.1%)
Tech-enabled services	120.6	127.6	141.1	(7.0)	(5.5%)	(13.5)	(9.6%)
Print and distribution	69.9	97.0	115.7	(27.1)	(27.9%)	(18.7)	(16.2%)
Total cost of sales	297.9	333.3	370.2	(35.4)	(10.6%)	(36.9)	(10.0%)
Selling, general and administrative expenses (a)	290.9	282.1	264.0	8.8	3.1%	18.1	6.9%
Depreciation and amortization	60.2	56.7	46.3	3.5	6.2%	10.4	22.5%
Restructuring, impairment and other charges, net	6.6	9.8	7.7	(3.2)	(32.7%)	2.1	27.3%
Other operating (income) loss, net	(10.3)	5.3	0.4	(15.6)	nm	4.9	nm
Income from operations	136.6	110.0	145.0	26.6	24.2%	(35.0)	(24.1%)
Interest expense, net	12.9	15.8	9.2	(2.9)	(18.4%)	6.6	71.7%
Investment and other income, net	(1.4)	(7.8)	(3.5)	6.4	(82.1%)	(4.3)	nm
Earnings before income taxes	125.1	102.0	139.3	23.1	22.6%	(37.3)	(26.8%)
Income tax expense	32.7	19.8	36.8	12.9	65.2%	(17.0)	(46.2%)
Net earnings	$92.4	$82.2	$102.5	$10.2	12.4%	$(20.3)	(19.8%)

nm – Not meaningful

(a)
Exclusive of depreciation and amortization

Consolidated

Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

Net sales of software solutions of $329.7 million for the year ended December 31, 2024 increased $37.0 million, or 12.6%, as compared to the year ended December 31, 2023. Net sales of software solutions increased primarily due to higher Venue volumes, price increases and the Company’s TSR offering, partially offset by the disposition of the eBrevia business in the fourth quarter of 2023.

Net sales of tech-enabled services of $320.8 million for the year ended December 31, 2024 decreased $16.1 million, or 4.8%, as compared to the year ended December 31, 2023. Net sales of tech-enabled services decreased primarily due to lower capital markets compliance and transactional volumes.

Net sales of print and distribution of $131.4 million for the year ended December 31, 2024 decreased $36.2 million, or 21.6%, as compared to the year ended December 31, 2023. Net sales of print and distribution decreased primarily due to lower capital markets compliance volumes and investment companies compliance and transactional volumes.

Software solutions cost of sales of $107.4 million for the year ended December 31, 2024 decreased $1.3 million, or 1.2%, as compared the year ended December 31, 2023. Software solutions cost of sales decreased primarily due to a favorable sales mix and cost control initiatives, partially offset by higher sales volumes. As a percentage of software solutions net sales, software solutions costs of sales decreased 4.5%, primarily driven by a favorable sales mix, price increases and cost control initiatives.

Tech-enabled services cost of sales of $120.6 million for the year ended December 31, 2024 decreased $7.0 million, or 5.5%, as compared to the year ended December 31, 2023. Tech-enabled services cost of sales decreased primarily due to lower sales volumes and cost control initiatives. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales decreased 0.3%, primarily driven by cost control initiatives.

Print and distribution cost of sales of $69.9 million for the year ended December 31, 2024 decreased $27.1 million, or 27.9%, as compared to the year ended December 31, 2023. Print and distribution cost of sales decreased primarily due to lower sales volumes and cost control initiatives. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 4.7%, primarily driven by cost control initiatives.

SG&A expenses of $290.9 million for the year ended December 31, 2024 increased $8.8 million, or 3.1%, as compared to the year ended December 31, 2023. SG&A expenses increased primarily due to higher incentive compensation expense, higher selling expense as a result of the increase in software solutions net sales, higher bad debt expense and higher share-based compensation expense, partially offset by lower consulting expense and cost control initiatives. As a percentage of net sales, SG&A expenses increased from 35.4% for the year ended December 31, 2023 to 37.2% for the year ended December 31, 2024, primarily driven by higher incentive compensation expense, higher selling expense, higher bad debt expense and higher share-based compensation expense, partially offset by lower consulting expense and cost control initiatives.

Depreciation and amortization of $60.2 million for the year ended December 31, 2024 increased $3.5 million, or 6.2%, as compared to the year ended December 31, 2023, primarily due to higher software amortization expense driven by additional software development and accelerated amortization expense related to discontinued software, partially offset by a decrease in other intangible asset amortization expense.

Restructuring, impairment and other charges, net of $6.6 million for the year ended December 31, 2024 decreased $3.2 million, or 32.7%, as compared to the year ended December 31, 2023. For the year ended December 31, 2024, these charges included $5.5 million of employee termination costs for approximately 70 employees. For the year ended December 31, 2023, these charges included $9.2 million of employee termination costs for approximately 170 employees. Refer to Note 6, Restructuring, Impairment and Other Charges, net, to the audited Consolidated Financial Statements for further information.

Other operating income, net of $10.3 million for the year ended December 31, 2024 included a net gain of $9.8 million on the sale of land. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the audited Consolidated Financial Statements for further information. Other operating loss, net of $5.3 million for the year ended December 31, 2023 included a $6.1 million loss on the disposition of the eBrevia business. Refer to Note 3, Dispositions, to the audited Consolidated Financial Statements for further information.

Income from operations of $136.6 million for the year ended December 31, 2024 increased $26.6 million, or 24.2%, as compared to the year ended December 31, 2023. Income from operations increased primarily due to higher software solutions net sales, cost control initiatives, a net gain on the sale of land, lower consulting expense and a favorable sales mix, partially offset by lower compliance and transactional volumes, higher incentive compensation expense, higher selling expense as a result of the increase in software solutions net sales and higher bad debt expense.

Interest expense, net of $12.9 million for the year ended December 31, 2024 decreased $2.9 million, or 18.4%, as compared to the year ended December 31, 2023. Interest expense, net decreased primarily due to lower average Revolving Facility borrowings during the year ended December 31, 2024 compared to the year ended December 31, 2023, partially offset by a higher variable interest rate on the Company’s outstanding debt facilities. Refer to Note 10, Debt, to the audited Consolidated Financial Statements for further information.

Investment and other income, net of $1.4 million for the year ended December 31, 2024 decreased $6.4 million, or 82.1%, as compared to the year ended December 31, 2023, primarily due to a net realized gain of $7.0 million from the sales of investments in equity securities during the year ended December 31, 2023. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the audited Consolidated Financial Statements for further information.

The effective income tax rate was 26.1% for the year ended December 31, 2024 compared to 19.4% for the year ended December 31, 2023. The change in the effective income tax rate was primarily driven by the tax benefit from the loss on the disposition of the eBrevia business recorded in 2023 and a reduction in favorable return to provision adjustments, partially offset by higher pre-tax earnings. Refer to Note 9, Income Taxes, to the audited Consolidated Financial Statements for further information.

Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

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

Information by Segment

The following tables summarize net sales, Segment Adjusted EBITDA and Segment Adjusted EBITDA margin within each of the operating segments.

Capital Markets – Software Solutions

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
	(in millions, except percentages)
Net sales	$213.6	$185.9	$180.2	$27.7	14.9%	$5.7	3.2%
Segment Adjusted EBITDA	63.5	45.2	38.3	18.3	40.5%	6.9	18.0%
Segment Adjusted EBITDA margin	29.7%	24.3%	21.3%

Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

Net sales of $213.6 million for the year ended December 31, 2024 increased $27.7 million, or 14.9%, as compared to the year ended December 31, 2023, primarily due to higher Venue volumes and price increases, partially offset by a $3.8 million decrease due to the disposition of the eBrevia business.

Segment Adjusted EBITDA of $63.5 million for the year ended December 31, 2024 increased $18.3 million, or 40.5%, as compared to the year ended December 31, 2023, primarily due to higher sales volumes, a favorable sales mix, price increases and cost control initiatives, partially offset by higher selling expense, higher incentive compensation expense and higher bad debt expense.

Segment Adjusted EBITDA margin increased from 24.3% for the year ended December 31, 2023 to 29.7% for the year ended December 31, 2024, primarily due to a favorable sales mix, price increases and cost control initiatives, partially offset by higher selling expense, higher incentive compensation expense and higher bad debt expense.

Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

Net sales of $185.9 million for the year ended December 31, 2023 increased $5.7 million, or 3.2%, as compared to the year ended December 31, 2022, primarily due to Venue and ActiveDisclosure price increases and higher Venue volumes, partially offset by a $5.7 million decrease due to the disposition of the EOL and eBrevia businesses in the fourth quarters of 2022 and 2023, respectively.

Segment Adjusted EBITDA of $45.2 million for the year ended December 31, 2023 increased $6.9 million, or 18.0%, as compared to the year ended December 31, 2022, primarily due to price increases and cost control initiatives, partially offset by higher selling expense and a higher allocation of overhead costs.

Segment Adjusted EBITDA margin increased from 21.3% for the year ended December 31, 2022 to 24.3% for the year ended December 31, 2023, primarily due to price increases and cost control initiatives, partially offset by higher selling expense and a higher allocation of overhead costs.

Capital Markets – Compliance and Communications Management

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
	(in millions, except percentages)
Net sales	$321.7	$355.4	$410.3	$(33.7)	(9.5%)	$(54.9)	(13.4%)
Segment Adjusted EBITDA	110.9	119.4	141.4	(8.5)	(7.1%)	(22.0)	(15.6%)
Segment Adjusted EBITDA margin	34.5%	33.6%	34.5%

Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

Net sales of $321.7 million for the year ended December 31, 2024 decreased $33.7 million, or 9.5%, as compared to the year ended December 31, 2023, primarily due to lower compliance and transactional volumes, partially offset by price increases.

Segment Adjusted EBITDA of $110.9 million for the year ended December 31, 2024 decreased $8.5 million, or 7.1%, as compared to the year ended December 31, 2023, primarily due to lower sales volumes, higher bad debt expense and higher incentive compensation expense, partially offset by cost control initiatives, a lower allocation of overhead costs and lower selling expense.

Segment Adjusted EBITDA margin increased from 33.6% for the year ended December 31, 2023 to 34.5% for the year ended December 31, 2024, primarily due to cost control initiatives, a lower allocation of overhead costs and lower selling expense, partially offset by higher bad debt expense and higher incentive compensation expense.

Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

Net sales of $355.4 million for the year ended December 31, 2023 decreased $54.9 million, or 13.4%, as compared to the year ended December 31, 2022, primarily due to lower transactional and compliance volumes.

Segment Adjusted EBITDA of $119.4 million for the year ended December 31, 2023 decreased $22.0 million, or 15.6%, as compared to the year ended December 31, 2022, primarily due to lower sales volumes, an unfavorable sales mix and higher bad debt expense, partially offset by cost control initiatives and lower selling expense as a result of the decrease in sales volumes.

Segment Adjusted EBITDA margin decreased from 34.5% for the year ended December 31, 2022 to 33.6% for the year ended December 31, 2023, primarily due to an unfavorable sales mix and higher bad debt expense, partially offset by cost control initiatives and lower selling expense as a result of the decrease in sales volumes.

Investment Companies – Software Solutions

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
	(in millions, except percentages)
Net sales	$116.1	$106.8	$99.4	$9.3	8.7%	$7.4	7.4%
Segment Adjusted EBITDA	39.7	36.9	34.1	2.8	7.6%	2.8	8.2%
Segment Adjusted EBITDA margin	34.2%	34.6%	34.3%

Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

Net sales of $116.1 million for the year ended December 31, 2024 increased $9.3 million, or 8.7%, as compared to the year ended December 31, 2023, primarily due to the Company’s TSR offering, impacting ArcReporting and ArcDigital, as well as Arc Suite price increases, partially offset by lower ArcRegulatory volumes.

Segment Adjusted EBITDA of $39.7 million for the year ended December 31, 2024 increased $2.8 million, or 7.6%, as compared to the year ended December 31, 2023, primarily due to price increases and higher sales volumes, partially offset by a higher allocation of overhead costs.

Segment Adjusted EBITDA margin decreased from 34.6% for the year ended December 31, 2023 to 34.2% for the year ended December 31, 2024, primarily due to a higher allocation of overhead costs, partially offset by price increases.

Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

Net sales of $106.8 million for the year ended December 31, 2023 increased $7.4 million, or 7.4%, as compared to the year ended December 31, 2022, primarily due to higher ArcRegulatory, ArcPro, and ArcDigital volumes and price increases.

Segment Adjusted EBITDA of $36.9 million for the year ended December 31, 2023 increased $2.8 million, or 8.2%, as compared to the year ended December 31, 2022, primarily due to higher sales volumes, cost control initiatives and price increases, partially offset by higher product development costs and a higher allocation of overhead costs.

Segment Adjusted EBITDA margin increased from 34.3% for the year ended December 31, 2022 to 34.6% for the year ended December 31, 2023, primarily due to cost control initiatives and price increases, partially offset by higher product development costs and a higher allocation of overhead costs.

Investment Companies – Compliance and Communications Management

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
	(in millions, except percentages)
Net sales	$130.5	$149.1	$143.7	$(18.6)	(12.5%)	$5.4	3.8%
Segment Adjusted EBITDA	41.5	49.4	41.8	(7.9)	(16.0%)	7.6	18.2%
Segment Adjusted EBITDA margin	31.8%	33.1%	29.1%

Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

Net sales of $130.5 million for the year ended December 31, 2024 decreased $18.6 million, or 12.5%, as compared to the year ended December 31, 2023, primarily due to lower compliance and transactional volumes.

Segment Adjusted EBITDA of $41.5 million for the year ended December 31, 2024 decreased $7.9 million, or 16.0%, as compared to the year ended December 31, 2023, primarily due to lower sales volumes and a higher allocation of overhead costs.

Segment Adjusted EBITDA margin decreased from 33.1% for the year ended December 31, 2023 to 31.8% for the year ended December 31, 2024, primarily due to a higher allocation of overhead costs.

Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

Net sales of $149.1 million for the year ended December 31, 2023 increased $5.4 million, or 3.8%, as compared to the year ended December 31, 2022, primarily due to higher transactional volumes, partially offset by lower compliance volumes.

Segment Adjusted EBITDA of $49.4 million for the year ended December 31, 2023 increased $7.6 million, or 18.2%, as compared to the year ended December 31, 2022, primarily due to higher sales volumes, a favorable sales mix and cost control initiatives, partially offset by a higher allocation of overhead costs.

Segment Adjusted EBITDA margin increased from 29.1% for the year ended December 31, 2022 to 33.1% for the year ended December 31, 2023, primarily due to a favorable sales mix and cost control initiatives, partially offset by a higher allocation of overhead costs.

Corporate

The following table summarizes unallocated expenses within Corporate:

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
	(in millions, except percentages)
Unallocated expenses	$38.3	$43.5	$37.3	$(5.2)	(12.0%)	$6.2	16.6%

Corporate unallocated expenses of $38.3 million for the year ended December 31, 2024 decreased $5.2 million as compared to the year ended December 31, 2023, primarily due to lower consulting expense, partially offset by higher incentive compensation expense.

Corporate unallocated expenses of $43.5 million for the year ended December 31, 2023 increased $6.2 million as compared to the year ended December 31, 2022, primarily due to higher consulting expense, higher incentive compensation expense and higher healthcare expense, partially offset by cost control initiatives.

Non-GAAP Measures

The Company believes that certain non-GAAP measures, such as non-GAAP consolidated adjusted EBITDA (“Adjusted EBITDA”), provide useful information about the Company’s operating results and enhance the overall ability to assess the Company’s financial performance. The Company uses these measures, together with other measures of performance prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), to compare the relative performance of operations in planning, budgeting and reviewing the performance of its business. Adjusted EBITDA allows investors to make a more meaningful comparison between the Company’s core business operating results over different periods of time. The Company believes that Adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provides useful information about the Company’s business without regard to potential distortions. By eliminating potential differences in results of operations between periods caused by factors such as historic cost and age of assets, restructuring, impairment and other charges, net, non-income tax, net, gain on investments in equity securities as well as other items, as described below, the Company believes that Adjusted EBITDA can provide a useful additional basis for comparing the current performance of the underlying operations being evaluated.

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

A reconciliation and discussion of changes in Adjusted EBITDA for the year ended December 31, 2023 as compared to the year ended December 31, 2022, can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of DFIN’s Annual Report for the year ended December 31, 2023, filed with the SEC on February 20, 2024.

The following table reconciles net earnings to Adjusted EBITDA for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in millions)
Net earnings	$92.4	$82.2
Restructuring, impairment and other charges, net	6.6	9.8
Share-based compensation expense	25.2	22.5
Gain on sale of long-lived assets	(9.8)	(0.8)
Non-income tax, net	(1.1)	(0.9)
Gain on investments in equity securities	(0.4)	(7.0)
(Gain) loss on sale of a business	(0.4)	6.1
Accelerated rent expense	—	3.7
Disposition-related expenses	—	0.3
Depreciation and amortization	60.2	56.7
Interest expense, net	12.9	15.8
Investment and other income, net	(1.0)	(0.8)
Income tax expense	32.7	19.8
Adjusted EBITDA	$217.3	$207.4

Restructuring, impairment and other charges, net—The year ended December 31, 2024 included employee termination costs of $5.5 million. The year ended December 31, 2023 included employee termination costs of $9.2 million. Refer to Note 6, Restructuring, Impairment and Other Charges, net, to the audited Consolidated Financial Statements for additional information.

Share-based compensation expense—Included charges of $25.2 million and $22.5 million for the years ended December 31, 2024 and 2023, respectively.

Gain on sale of long-lived assets—Included a net gain of $9.8 million for the year ended December 31, 2024 related to the sale of land and a gain of $0.8 million for the year ended December 31, 2023 related to non-refundable fees on the sale of land. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the audited Consolidated Financial Statements for additional information.

Non-income tax, net—Included income of $1.1 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively, related to certain estimated non-income tax exposures previously accrued by the Company.

Gain on investments in equity securities—The year ended December 31, 2024 included a gain of $0.4 million. The year ended December 31, 2023 included a net realized gain of $7.0 million related to the sales of investments in equity securities. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the audited Consolidated Financial Statements for additional information.

(Gain) loss on sale of a business—Included a gain of $0.4 million and a loss of $6.1 million for the years ended December 31, 2024 and 2023, respectively, related to the disposition of the eBrevia business. Refer to Note 3, Dispositions, to the audited Consolidated Financial Statements for further information.

Accelerated rent expense—Included charges of $3.7 million for the year ended December 31, 2023 related to the acceleration of rent expense associated with abandoned operating leases.

Disposition-related expenses—Included charges of $0.3 million for the year ended December 31, 2023 related to costs associated with the disposition of the eBrevia business.

Selected Financial Data

	Year Ended December 31,
	2024	2023
	(in millions, except per share data)
Consolidated Statements of Operations data:
Net sales	$781.9	$797.2
Net earnings	92.4	82.2
Net earnings per share:
Basic	3.16	2.81
Diluted	3.06	2.69

Consolidated Balance Sheets data:
Total assets	841.6	806.9
Long-term debt	124.7	124.5

The following table includes the pre-tax and after-tax impact of certain Non-GAAP adjustments for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Pre-tax	After-tax	Pre-tax	After-tax
	(in millions)
Restructuring, impairment and other charges, net	$6.6	$5.0	$9.8	$7.5
Share-based compensation expense	25.2	14.8	22.5	13.3
Gain on sale of long-lived assets	(9.8)	(7.0)	(0.8)	(0.6)
Non-income tax, net	(1.1)	(0.7)	(0.9)	(0.6)
Gain on investments in equity securities	(0.4)	(0.3)	(7.0)	(5.1)
(Gain) loss on sale of a business	(0.4)	(0.3)	6.1	—
Accelerated rent expense	—	—	3.7	3.2
Disposition-related expenses	—	—	0.3	0.2

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

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes. The Company has the ability to repatriate foreign cash, associated with foreign earnings previously subjected to U.S. tax, with minimal additional tax consequences. The Company maintains its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S., with the exception of the previously taxed foreign earnings already subject to U.S. tax. The Company repatriated $30.0 million of excess cash of previously taxed earnings at its foreign subsidiaries to the U.S. during the year ended December 31, 2024. The Company did not make cash repatriations during the years ended December 31, 2023 and 2022. The Company is evaluating whether to make any cash repatriations in the future.

The Organization for Economic Co-operation and Development’s (“OECD”) current project, widely known as Anti-Base Erosion and Profit Shifting, seeks to address tax challenges arising in the global economy by introducing a global minimum corporate tax of 15%, referred to as Pillar Two, and several mechanisms to ensure tax is paid (the “GloBE Model Rules”). Policymakers across jurisdictions have begun adopting the GloBE Model Rules to implement a global minimum corporate tax rate of 15%. The OECD continues to release administrative guidance and many countries in which the Company operates have adopted or have proposed legislation to adopt Pillar Two. Many aspects of the minimum tax directive became effective beginning in 2024, with certain additional impacts coming into effect beginning in 2025 and beyond. The Company is monitoring enacted legislation and effective dates in its jurisdictions of operations. The Pillar Two framework did not have a material impact on the Company’s audited Consolidated Financial Statements for the year ended December 31, 2024 and the Company does not expect enacted legislation to have a material impact in future periods.

The Company currently expects capital expenditures to be approximately $65 million to $70 million in 2025, as compared to $65.9 million in 2024. Capital expenditures primarily relate to investments in the Company’s software portfolio.

Cash and cash equivalents were $57.3 million at December 31, 2024, which included $34.2 million in the U.S. and $23.1 million at international locations.

The following table describes the Company’s cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in millions)
Net cash provided by operating activities	$171.1	$124.0
Net cash used in investing activities	(53.3)	(51.3)
Net cash used in financing activities	(82.1)	(84.6)
Effect of exchange rate on cash and cash equivalents	(1.5)	0.8
Net increase (decrease) in cash and cash equivalents	$34.2	$(11.1)

Cash Flows Provided By Operating Activities

Operating cash inflows and outflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor, rent and other operating activities.

Net cash provided by operating activities was $171.1 million for the year ended December 31, 2024, as compared to $124.0 million for the year ended December 31, 2023. The change in net cash provided by operating activities was primarily due to favorable changes to accrued liabilities and other, an increase in net earnings, and a favorable change to accounts payable, partially offset by an unfavorable change in prepaid expenses and other current assets. Accrued liabilities and other increased operating cash flows by $16.9 million for the year ended December 31, 2024, as compared to decreasing operating cash flows by $13.8 million for the year ended December 31, 2023, primarily due to higher expected incentive compensation payments, an increase in estimated commission payments as a result of higher 2024 software solutions net sales and lower consulting costs associated with Company process improvements. Accounts payable decreased operating cash flows by $5.7 million for the year ended December 31, 2024, as compared to decreasing operating cash flows by $15.3 million for the year ended December 31, 2023, primarily due to the timing of supplier payments. Prepaid expenses and other current assets decreased operating cash flows by $6.3 million for the year ended December 31, 2024, as compared to increasing operating cash flows by $1.7 million for the year ended December 31, 2023, primarily due to the timing of prefunding payroll payments with the Company’s payroll processor.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $53.3 million for the year ended December 31, 2024, which primarily consisted of $65.9 million of capital expenditures, substantially all related to investments in software development, partially offset by $12.4 million of proceeds from the sale of land.

Net cash used in investing activities was $51.3 million for the year ended December 31, 2023, which primarily consisted of $61.8 million of capital expenditures, substantially all related to investments in software development, partially offset by $10.0 million of proceeds from the sales of investments in equity securities.

Cash Flows Used In Financing Activities

Net cash used in financing activities was $82.1 million for the year ended December 31, 2024. During the year ended December 31, 2024, the Company received $159.5 million of proceeds from the Revolving Facility borrowings, offset by $159.5 million of payments on the Revolving Facility borrowings. The Company’s common stock repurchases for the year ended December 31, 2024 totaled $81.6 million, which included $58.5 million of repurchases under the stock repurchase program and $23.1 million associated with vesting of the Company’s equity awards.

Net cash used in financing activities was $84.6 million for the year ended December 31, 2023. During the year ended December 31, 2023, the Company made payments of $347.0 million on the Revolving Facility borrowings, partially offset by $302.0 million of proceeds from the Revolving Facility borrowings. The Company’s common stock repurchases for the year ended December 31, 2023 totaled $40.3 million, which included $22.6 million of repurchases under the stock repurchase program and $17.7 million associated with vesting of the Company’s equity awards.

Contractual Cash Obligations and Other Commitments and Contingencies

As of December 31, 2024, the Company had total future contractual and other obligations of approximately $348 million, with approximately $155 million of the future contractual and other obligations due during 2025. The future contractual obligations consist of outstanding debt and related interest, outsourced services related to information technology, maintenance and other services, sales commissions, operating and finance lease payments, incentive compensation, deferred compensation, multi-employer pension plans obligations and other miscellaneous obligations. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies; Note 5, Leases; Note 6, Restructuring, Impairment and Other Charges, net; Note 7, Retirement Plans; Note 8, Commitments and Contingencies and Note 10, Debt to the audited Consolidated Financial Statements for additional information.

Debt

The Company’s debt as of December 31, 2024 and 2023 consisted of the following (in millions):

	December 31,
	2024	2023
Term Loan A Facility	$125.0	$125.0
Unamortized debt issuance costs	(0.3)	(0.5)
Total long-term debt	$124.7	$124.5

The Company’s debt maturity and interest payments schedule as of December 31, 2024 is shown in the table below:

	Payments Due In
	Total	2025	2026	2027	2028	2029	2030 and thereafter
	(in millions)
Term Loan A Facility (a)	$125.0	$—	$125.0	$—	$—	$—	$—
Interest (b)	11.3	8.0	3.3	—	—	—	—
Total as of December 31, 2024	$136.3	$8.0	$128.3	$—	$—	$—	$—

(a)
Excludes unamortized debt issuance costs of $0.3 million, which do not represent contractual commitments with a fixed amount or maturity date.
(b)
Includes estimated interest for the Term Loan A Facility based on borrowings and the interest rates at December 31, 2024. Estimated interest payments may differ in the future based on changes in borrowings, floating interest rates, timing of additional prepayments or other factors or events.

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

As of December 31, 2024, there were no borrowings outstanding under the Revolving Facility, however, the Company had $1.6 million in outstanding letters of credit and bank guarantees, of which $1.0 million of the outstanding letters of credit reduced the availability under the Revolving Facility. Based on the Company’s results of operations for the year ended December 31, 2024 and existing debt, the Company would have had the ability to utilize the remaining $299.0 million of the Revolving Facility and not have been in violation of the terms of the agreement.

The current availability under the Revolving Facility and net available liquidity as of December 31, 2024 are shown in the table below:

December 31, 2024
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	—
Impact on availability related to outstanding letters of credit	1.0
$1.0

Current availability	$299.0
Cash and cash equivalents	57.3
Net Available Liquidity	$356.3

The Company was in compliance with its debt covenants as of December 31, 2024, and expects to remain in compliance based on management’s estimates of operating and financial results for fiscal year 2025 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of December 31, 2024, the Revolving Facility is supported by fifteen U.S. and international financial institutions.

As of December 31, 2024, the Company met all the conditions required to borrow under the Revolving Facility, and management expects the Company to continue to meet the applicable borrowing conditions.

Dispositions

The Company has disposed of the eBrevia business, which closed on December 1, 2023, resulting in net cash proceeds of $0.5 million and Edgar Online (“EOL”) business, which closed on November 9, 2022, resulting in net cash proceeds of $3.3 million.

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

Revenue Recognition

The Company manages highly-customized data and materials to enable filings with the SEC on behalf of its customers related to the Exchange Act, the Securities Act and the Investment Company Act as well as performs iXBRL and other services. Clients are provided with EDGAR filing services, iXBRL compliance services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among other services. The Company provides software solutions to public and private companies, mutual funds and other regulated investment firms to serve their regulatory and compliance needs, including ActiveDisclosure, Arc Suite and Venue, and provides digital document creation, online content management and print and distribution solutions.

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

Goodwill

The Company performs its goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company also performs an interim review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit. As part of its interim reviews, management analyzes potential changes in the value of individual reporting units based on each reporting unit’s operating results for the period compared to expected results as of the prior year’s annual impairment test. In addition, management considers how other key assumptions, including discount rates and expected long-term growth rates, used in the last annual impairment test, could be impacted by changes in market conditions and economic events. Based on these interim assessments in 2024, management concluded that no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying amount.

Three of the Company’s four reporting units, CM-SS, CM-CCM and IC-SS, had goodwill as of October 31, 2024.

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

Qualitative Assessment for Impairment—As of October 31, 2024, the Company performed a qualitative assessment for the CM-SS, CM-CCM and IC-SS reporting units, to determine whether it was more likely than not that the fair values of the reporting units were less than their carrying values. In performing this analysis, the Company considered various qualitative factors, including economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events.

Based on its qualitative assessments, management concluded that as of October 31, 2024, it was not more likely than not that the fair values of the reporting units were less than their respective carrying values. As of December 31, 2024, the goodwill balances of the CM-SS, CM-CCM and IC-SS reporting units were $99.9 million, $252.5 million and $53.0 million, respectively.

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

Other Long-Lived Assets

The Company evaluates the recoverability of other long-lived assets, including software, net and operating lease right-of-use assets (“ROU”), whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company assesses its asset groups for indicators of impairment on a recurring basis. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business or significant negative industry or economic trends. When the Company determines that the carrying value of one of its asset groups may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition. If the carrying value of an asset group exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset group’s carrying value over its fair value.

Pension and Other Postretirement Benefits Plans

The Company’s defined benefit plans are frozen. No new employees are permitted to enter the Company’s frozen plans and participants do not earn additional benefits. Benefits are generally based upon years of service and compensation. These defined benefit retirement income plans are funded in conformity with the applicable government regulations. The Company funds at least the minimum amount required for all funded plans using actuarial cost methods and assumptions acceptable under government regulations.

In August 2024, the Company executed an amendment to commence the process of terminating the Company’s primary defined benefit plan (the “Plan”), as further described in Note 7, Retirement Plans, to the audited Consolidated Financial Statements. The Plan’s benefit obligation is expected to be settled by offering lump sum distributions to participants, followed by the purchase of annuity contracts to transfer the Plan’s remaining obligation to a third party. As settlement of the obligations will be funded with Plan assets, the Company expects to make a cash contribution to fully fund the Plan in 2025. The cash contribution amount will depend upon the nature and timing of participant lump sum settlements and prevailing market conditions. As termination of the Plan is considered probable, the Plan’s actuarial assumptions as of December 31, 2024 reflect the expected Plan termination. Finalization of the Plan termination is subject to certain conditions, including regulatory review, and the Company has the ability to change the effective date of the termination or revoke the decision to terminate the Plan.

The annual income and expense amounts relating to the pension plan are based on calculations which include various actuarial assumptions including mortality expectations, discount rates and expected long-term rates of return. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the audited Consolidated Balance Sheets, but are amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive loss. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The weighted-average discount rate to determine the pension benefit obligation at December 31, 2024 was 5.3%.

A 1.0% change in the discount rates as of December 31, 2024 would (decrease) increase the accumulated benefit obligation and projected benefit obligation:

	1.0%	1.0%
	Increase	Decrease
	(in millions)
Accumulated benefit obligation	$(13.0)	$15.2
Projected benefit obligation	$(13.0)	$15.2

The Company has a risk management approach for its pension plan assets. The overall investment objective of this approach is to further reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the Plan’s obligation.

The expected long-term rate of return for the Plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. In addition, the Company considered the impact of the current interest rate environment on the expected long-term rate of return for certain asset classes, particularly fixed income. The expected long-term rate of return on plan assets assumption used to calculate net pension plan income for the year ended December 31, 2024 was 6.0%. In accordance with the Company’s intent to settle the Plan, the current target asset allocation is 100% fixed income investments to reduce the risk of significant decreases in the funded status. The expected long-term rate of return on plan assets assumption used to calculate net pension plan income for the year ending December 31, 2025 is 5.3% and reflects the effective discount rate required to settle the Plan’s benefit obligations.

A 0.25% change in the expected long-term rate of return on plan assets as of December 31, 2024 would increase (decrease) net pension plan income for the year ending December 31, 2025 as follows:

Year Ending December 31, 2025
(in millions)
0.25% increase	$0.5
0.25% decrease	$(0.5)

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

The Company has recorded deferred tax assets related to future deductible items, including domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded. As of December 31, 2024 and 2023, valuation allowances of $5.5 million and $5.8 million, respectively, were recorded on the Company’s audited Consolidated Balance Sheets. Refer to Note 9, Income Taxes, to the audited Consolidated Financial Statements for further information.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to potential fluctuations in earnings, cash flows, and the fair value of certain assets and liabilities due to changes in interest rates and foreign currency exchange rates. The Company manages exposure to these market risks through regular operating and financial activities and, when deemed appropriate, through the use of derivative financial instruments for risk management purposes. As a result, the Company does not anticipate any material losses from these risks. The Company was not a party to any derivative financial instrument as of December 31, 2024 and 2023. The Company discusses risk management in various places throughout this Annual Report, including discussions concerning liquidity and capital resources.

Foreign Exchange Risk

While the substantial majority of the Company’s business is conducted within the U.S., approximately 11% of the Company’s net sales during the year ended December 31, 2024 were earned outside of the U.S. The Company has operations internationally that are denominated in foreign currencies, primarily the Canadian dollar, British Pound and Hong Kong dollar, exposing the Company to foreign currency exchange risk which may adversely impact financial results. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of the Company’s various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange spot and forward contracts to hedge the currency risk. The Company does not use derivative financial instruments for trading or speculative purposes.

For the year ended December 31, 2024, a hypothetical 10% strengthening of the U.S. dollar relative to multiple currencies would have resulted in a decrease in the Company’s earnings before income taxes of approximately $1.0 million. A hypothetical 10% strengthening of the U.S. dollar relative to multiple currencies as of December 31, 2024 would have resulted in a decrease in total assets of approximately $3.4 million.

Interest Rate Risk

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis for the year ended December 31, 2024, such changes would have a $1.0 million impact on interest expense and cash flows.

A hypothetical 10% change in yield as of December 31, 2024 would change the fair value of the Term Loan A Facility by approximately $12.5 million, or 10.0%.

Credit Risk

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated due to the Company’s large, diverse customer base, dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10% of the Company’s net sales for the years ended December 31, 2024, 2023 and 2022. The Company maintains provisions for potential credit losses and such losses to date have normally been within the Company’s expectations. The Company evaluates the solvency of its customers on an ongoing basis to determine if additional allowances for expected losses should be recorded. Significant economic disruptions or a slowdown in the economy, which negatively impact capital markets activity, could result in significant additional charges.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is located beginning on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

(b)
Changes in internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. The Company is implementing a new quote-to-cash process, which included the implementation of new systems, for certain of its software services (“QTC Process”). This project improves the efficiency and effectiveness of certain business transactions, invoicing and reporting processes, as well as the underlying systems environment. The new QTC Process is a significant component of the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2024 based on the guidelines established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of the Company’s evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2024.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements and the related notes thereto of the Company included in this Annual Report, has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Donnelley Financial Solutions, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Donnelley Financial Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 18, 2025, expressed an unqualified opinion on those financial statements.

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

February 18, 2025

ITEM 9B. OTHER INFORMATION

Director or Officer Adoption or Termination of Trading Agreements

On November 26, 2024, Daniel N. Leib, the Company’s President and Chief Executive Officer, adopted a trading plan with respect to the exercise of 48,700 vested stock options granted to Mr. Leib as equity incentive compensation and subsequent sale of the underlying common stock (the “Leib Plan”). The Leib Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Pursuant to the Leib Plan, if the market price of the Company’s common stock is within a specified price range during a trading window between May 15, 2025 and June 30, 2025, up to 48,700 stock options will be exercised and the underlying shares of common stock will be sold at market prices.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF DONNELLEY FINANCIAL SOLUTIONS, INC. AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 14, 2025 (the “2025 Proxy Statement”).

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

The Company has an insider trading policy which governs the purchase, sale and/or other dispositions of its securities by directors, officers and employees, as well as the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and the exchange listing standards applicable to DFIN. A copy of the Company’s Insider Trading and Window Period Policy has been filed as Exhibit 19.1 to this Annual Report.

EXECUTIVE OFFICERS OF DONNELLEY FINANCIAL SOLUTIONS, INC.

Name, Age and Position with the Company	Officer Since	Business Experience
Daniel N. Leib, 58 Chief Executive Officer	2016

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

David A. Gardella, 55 Chief Financial Officer	2016

Served as RRD’s Senior Vice President, Investor Relations & Mergers and Acquisitions from 2011 to October 2016. Served as RRD’s Vice President, Investor Relations from 2009 to 2011 and as RRD's Vice President, Corporate Finance from 2008 to 2009. From 1992 to 2004 and then from 2005 to 2008, served in various capacities in financial management and financial planning & analysis for RRD.

Kirk Williams, 49 Chief People and Administrative Officer	2023

Served as DFIN’s Chief Human Resources Officer from 2018 to July 2023. Served as Chief Human Resources Officer at James Hardie Building Products in 2017. Prior to this, served in various human resources leadership roles at Archer Daniels Midland from 2014 to 2017 and American Express from 2010 to 2014 and served as Chief Human Resources Officer at Allianz Life Insurance of North America from 2008 to 2010.

Leah M. Trzcinski, 42 Chief Legal and Compliance Officer	2023

Served as Deputy Chief Legal Officer and Corporate Secretary and in various legal leadership roles at Morningstar, Inc. from April 2020 to July 2023. Prior to this, served as Assistant Corporate Secretary and in various capacities in the legal department at Dow, Inc. from August 2015 to April 2020. Began legal career at Shearman & Sterling, LLP.

Kami S. Turner, 50 Controller and Chief Accounting Officer	2016

Served as RRD’s Assistant Controller from 2012 to October 2016. Prior to this, served as RRD’s Vice President, External Reporting in 2012 and from 2009 to 2011 served in various capacities in finance at RRD.

Craig Clay, 55 President Global Capital Markets	2021

Served as RRD’s Executive Vice President, Capital Markets and Global Sourcing from 2007 to 2016. Prior to this, served as RRD’s Senior Vice President of Global Capital Markets Sales and Service from 2005 to 2007, and from 1995 to 2005 served in various capacities in sales, pricing and finance for RRD.

Eric J. Johnson, 57 President Global Investment Companies	2021

Served as RRD’s Executive Vice President, Global Investment Markets from 2010 to 2016. Prior to this, served as RRD’s Group Senior Vice President from 2006 to 2010, and from 1992 to 2006 served in various capacities in sales, pricing, financial management and financial planning and analysis for RRD.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the material under the headings “Compensation Discussion & Analysis,” “Executive Compensation Tables,” “Potential Payments Upon Termination or Change in Control,” “Pay Ratio Disclosure” and “Director Compensation” of the 2025 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2025 Proxy Statement.

Equity Compensation Plan Information

Information as of December 31, 2024 concerning compensation plans under which DFIN’s equity securities are authorized for issuance was as follows:

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Restricted Stock Units, Warrants and Rights (in thousands) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (a) (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (b) (Excluding Securities Reflected in Column (1)) (in thousands) (3)
Equity compensation plans approved by security holders	1,750	$18.22	2,970

(a)
Restricted stock units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(b)
These shares are available for issuance under the Donnelley Financial Solutions Performance Incentive Plan and 2024 Employee Stock Purchase Plan. The Donnelley Financial Solutions Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 10,295,000 in the aggregate, of which 2,400,179 remain available for issuance. The maximum number of shares of common stock that may be granted under the 2024 Employee Stock Purchase Plan is 600,000 in aggregate, of which 569,533 remain available for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings “Certain Transactions,” “The Board’s Committees and Their Functions” and “Corporate Governance—Independence of Directors” of the 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm” of the 2025 Proxy Statement.

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

ITEM 15(a). INDEX TO FINANCIAL STATEMENTS

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Statements of Operations

(in millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net sales
Software solutions	$329.7	$292.7	$279.6
Tech-enabled services	320.8	336.9	380.9
Print and distribution	131.4	167.6	173.1
Total net sales	781.9	797.2	833.6
Cost of sales (a)
Software solutions	107.4	108.7	113.4
Tech-enabled services	120.6	127.6	141.1
Print and distribution	69.9	97.0	115.7
Total cost of sales	297.9	333.3	370.2
Selling, general and administrative expenses (a)	290.9	282.1	264.0
Depreciation and amortization	60.2	56.7	46.3
Restructuring, impairment and other charges, net	6.6	9.8	7.7
Other operating (income) loss, net	(10.3)	5.3	0.4
Income from operations	136.6	110.0	145.0
Interest expense, net	12.9	15.8	9.2
Investment and other income, net	(1.4)	(7.8)	(3.5)
Earnings before income taxes	125.1	102.0	139.3
Income tax expense	32.7	19.8	36.8
Net earnings	$92.4	$82.2	$102.5

Net earnings per share:
Basic	$3.16	$2.81	$3.33
Diluted	$3.06	$2.69	$3.17
Weighted-average number of common shares outstanding:
Basic	29.2	29.3	30.8
Diluted	30.2	30.6	32.3

(a)
Exclusive of depreciation and amortization

See Notes to the audited Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Statements of Comprehensive Income

(in millions)

	Year Ended December 31,
	2024	2023	2022
Net earnings	$92.4	$82.2	$102.5

Other comprehensive (loss) income, net of tax:
Translation adjustments	(1.3)	1.1	(1.4)
Adjustment for net periodic pension and other postretirement benefits plans	(2.7)	4.2	(3.5)
Other comprehensive (loss) income, net of tax	(4.0)	5.3	(4.9)
Comprehensive income	$88.4	$87.5	$97.6

See Notes to the audited Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Balance Sheets

(in millions, except per share data)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$57.3	$23.1
Receivables, less allowances for expected losses of $25.0 in 2024 (2023 - $18.9)	138.0	151.8
Prepaid expenses and other current assets	37.2	31.0
Assets held for sale	—	2.6
Total current assets	232.5	208.5
Property, plant and equipment, net	8.9	13.5
Operating lease right-of-use assets	12.3	16.4
Software, net	96.5	87.6
Goodwill	405.4	405.8
Deferred income taxes, net	56.4	45.8
Other noncurrent assets	29.6	29.3
Total assets	$841.6	$806.9
LIABILITIES
Accounts payable	$28.7	$33.9
Operating lease liabilities	10.3	14.0
Accrued liabilities	185.1	153.7
Total current liabilities	224.1	201.6
Long-term debt	124.7	124.5
Deferred compensation liabilities	12.2	13.1
Pension and other postretirement benefits plans liabilities	23.3	34.4
Noncurrent operating lease liabilities	6.4	12.1
Other noncurrent liabilities	14.8	19.0
Total liabilities	405.5	404.7
Commitments and Contingencies (Note 8)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and outstanding: 38.9 shares and 28.7 shares in 2024 (2023 - 38.0 shares and 29.1 shares)	0.4	0.4
Treasury stock, at cost: 10.2 shares in 2024 (2023 - 8.9 shares)	(344.1)	(262.1)
Additional paid-in capital	333.2	305.7
Retained earnings	528.5	436.1
Accumulated other comprehensive loss	(81.9)	(77.9)
Total equity	436.1	402.2
Total liabilities and equity	$841.6	$806.9

See Notes to the audited Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net earnings	$92.4	$82.2	$102.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	60.2	56.7	46.3
Provision for expected losses on accounts receivable	17.6	13.7	8.4
Share-based compensation expense	25.2	22.5	19.3
Deferred income taxes	(9.4)	(14.6)	(0.5)
Net pension plan income	(1.1)	(0.5)	(0.9)
Gain on sale of long-lived assets	(9.8)	(0.8)	(0.2)
Gain on sales of investments in equity securities	(0.2)	(7.0)	—
(Gain) loss on sales of businesses	(0.4)	6.1	0.7
Amortization of operating lease right-of-use assets	9.3	15.4	16.4
Other	3.0	1.5	1.2
Changes in operating assets and liabilities:
Receivables, net	(4.4)	(2.3)	24.4
Prepaid expenses and other current assets	(6.3)	1.7	(3.2)
Accounts payable	(5.7)	(15.3)	12.1
Income taxes payable and receivable	(0.5)	(3.6)	(2.1)
Accrued liabilities and other	16.9	(13.8)	(53.7)
Operating lease liabilities	(13.8)	(16.1)	(18.9)
Pension and other postretirement benefits plans contributions	(1.9)	(1.8)	(1.6)
Net cash provided by operating activities	171.1	124.0	150.2
INVESTING ACTIVITIES
Capital expenditures	(65.9)	(61.8)	(54.2)
Proceeds from sale of long-lived assets	12.4	—	—
Proceeds from sales of investments in equity securities	0.2	10.0	—
Proceeds from sales of businesses	—	0.5	3.3
Net cash used in investing activities	(53.3)	(51.3)	(50.9)
FINANCING ACTIVITIES
Revolving facility borrowings	159.5	302.0	345.5
Payments on revolving facility borrowings	(159.5)	(347.0)	(300.5)
Treasury share repurchases	(81.6)	(40.3)	(164.7)
Cash received for common stock issuances	2.4	3.1	0.4
Finance lease payments	(2.9)	(2.4)	(1.8)
Net cash used in financing activities	(82.1)	(84.6)	(121.1)
Effect of exchange rate on cash and cash equivalents	(1.5)	0.8	1.5
Net increase (decrease) in cash and cash equivalents	34.2	(11.1)	(20.3)
Cash and cash equivalents at beginning of year	23.1	34.2	54.5
Cash and cash equivalents at end of year	$57.3	$23.1	$34.2
Supplemental cash flow information:
Income taxes paid (net of refunds)	$40.8	$38.3	$38.4
Interest paid	$13.3	$16.6	$7.6
Non-cash investing activities:
Capitalized software included in accounts payable	$0.6	$0.1	$1.5
Non-cash consideration from sale of investment in an equity security (Note 1)	$—	$2.9	$—

See Notes to the audited Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Statements of Equity

(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	35.9	$0.4	2.9	$(57.1)	$260.6	$251.4	$(78.3)	$377.0
Net earnings	—	—	—	—	—	102.5	—	102.5
Other comprehensive loss	—	—	—	—	—	—	(4.9)	(4.9)
Share-based compensation expense	—	—	—	—	19.3	—	—	19.3
Common stock repurchases	—	—	4.7	(152.5)	—	—	—	(152.5)
Issuance of share-based awards, net of withholdings and other	1.0	—	0.4	(12.2)	0.3	—	—	(11.9)
Balance at December 31, 2022	36.9	$0.4	8.0	$(221.8)	$280.2	$353.9	$(83.2)	$329.5
Net earnings	—	—	—	—	—	82.2	—	82.2
Other comprehensive income	—	—	—	—	—	—	5.3	5.3
Share-based compensation expense	—	—	—	—	22.5	—	—	22.5
Common stock repurchases	—	—	0.5	(22.6)	—	—	—	(22.6)
Issuance of share-based awards, net of withholdings and other	1.1	—	0.4	(17.7)	3.0	—	—	(14.7)
Balance at December 31, 2023	38.0	$0.4	8.9	$(262.1)	$305.7	$436.1	$(77.9)	$402.2
Net earnings	—	—	—	—	—	92.4	—	92.4
Other comprehensive loss	—	—	—	—	—	—	(4.0)	(4.0)
Share-based compensation expense	—	—	—	—	25.2	—	—	25.2
Common stock repurchases	—	—	0.9	(58.9)	—	—	—	(58.9)
Issuance of share-based awards, net of withholdings and other	0.9	—	0.4	(23.1)	2.3	—	—	(20.8)
Balance at December 31, 2024	38.9	$0.4	10.2	$(344.1)	$333.2	$528.5	$(81.9)	$436.1

See Notes to the audited Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 1. Overview, Basis of Presentation and Significant Accounting Policies

Description of Business

Donnelley Financial Solutions, Inc. and subsidiaries (“DFIN” or the “Company”) is a leading global provider of innovative software and technology-enabled financial regulatory and compliance solutions. The Company provides regulatory filing and deal solutions via its software, technology-enabled services and print and distribution solutions to public and private companies, mutual funds and other regulated investment firms, to serve its clients’ regulatory and compliance needs. DFIN helps its clients comply with applicable regulations where and how they want to work in a digital world, providing numerous solutions tailored to each client’s business needs. The prevailing trend is toward clients choosing to utilize the Company’s software solutions, in conjunction with its tech-enabled services, to meet their document and filing needs, while at the same time shifting away from physical print and distribution of documents, except for when it is still regulatorily required or requested by investors.

The Company serves its clients’ regulatory and compliance needs throughout their respective life cycles. For its capital markets clients, the Company offers solutions that allow companies to comply with U.S. Securities and Exchange Commission (“SEC”) regulations and support their corporate financial transactions and regulatory/financial reporting through the use of digital document creation and online content management tools; filing agent services, where applicable; solutions to facilitate clients’ communications with their investors; and virtual data rooms and other deal management solutions. For investment companies clients, the Company provides solutions that allow investment companies to comply with SEC regulations and support financial and regulatory reporting through the use of content management and technology-enabled solutions for creating, compiling and filing regulatory communications as well as digital-driven solutions for distributing content to investors.

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

Foreign Operations—Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive (loss) income while transaction gains and losses are recorded in net earnings. Deferred taxes are not provided on cumulative foreign currency translation adjustments when the Company expects foreign earnings to be indefinitely reinvested.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Fair Value Measurements—Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company records the fair value of its pension plan assets on a recurring basis. See Note 7, Retirement Plans, for the fair value of the Company’s pension plan assets as of December 31, 2024.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. Assets measured at fair value on a nonrecurring basis include long-lived assets held and used and goodwill. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values. The three-tier fair value hierarchy, which prioritizes valuation methodologies based on the reliability of the inputs, is as follows:

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

Revenue Recognition—The Company manages highly-customized data and materials to enable filings with the SEC on behalf of its customers related to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Securities Act of 1933, as amended (the “Securities Act”) and the Investment Company Act of 1940, as amended (the “Investment Company Act”), as well as performs tagging of documents using Inline eXtensible Business Reporting Language (“iXBRL”) and other services. Clients are provided with SEC Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) filing services, iXBRL compliance services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among other services. The Company provides software solutions to public and private companies, mutual funds and other regulated investment firms to serve their regulatory and compliance needs, including ActiveDisclosure®, the Arc Suite® software platform (“Arc Suite”) and Venue® Virtual Data Room (“Venue”), and provides digital document creation, online content management and print and distribution solutions.

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

Receivables—Receivables are stated net of expected losses and primarily include trade receivables as well as miscellaneous receivables from suppliers. The Company’s credit loss reserves primarily relate to trade receivables, unbilled receivables and contract assets. The Company established the provision at differing rates, which are region or country-specific, and are based upon the age of the trade receivable, the Company’s historical collection experience in each region or country and lines of business, where appropriate. Provisions for unbilled receivables and contract assets are established based on rates which management believes to be appropriate considering its historical experience. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. Provisions for accounts receivable, unbilled receivables and contract assets are included in receivables, less allowances for expected losses on the audited Consolidated Balance Sheets. No single customer comprised more than 10% of net sales for the years ended December 31, 2024, 2023 and 2022.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Allowances for Expected Losses—Transactions affecting the current expected credit loss (“CECL”) reserve during the years ended December 31, 2024, 2023 and 2022 were as follows:

	December 31,
	2024	2023	2022
Balance, beginning of year	$18.9	$17.1	$12.7
Provisions charged to expense	17.6	13.7	8.4
Write-offs, reclassifications and other	(11.5)	(11.9)	(4.0)
Balance, end of year	$25.0	$18.9	$17.1

The components of the CECL reserve balance at December 31, 2024, 2023 and 2022 were as follows:

	December 31,
	2024	2023	2022
Provision for accounts receivable	$24.6	$18.5	$16.5
Provision for unbilled receivables and contract assets	0.4	0.4	0.6
Total	$25.0	$18.9	$17.1

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

The components of the Company’s inventories, net at December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Raw materials and manufacturing supplies	$3.3	$3.0
Work in process	1.1	1.7
Total	$4.4	$4.7

Prepaid Expenses—Prepaid expenses as of December 31, 2024 and 2023 were $19.4 million and $13.2 million, respectively.

Assets Held for Sale—As of December 31, 2023, the Company had land held for sale with a carrying value of $2.6 million. On March 29, 2024, the Company sold the land for net proceeds of $13.2 million, of which $12.4 million was received in the first quarter of 2024 and $0.8 million of non-refundable fees were received in 2023. The Company recognized a net pre-tax gain of $10.6 million related to the sale, of which $9.8 million was recorded during the year ended December 31, 2024 and $0.8 million was recognized during the year ended December 31, 2023. The net pre-tax gain was recorded in other operating income, net on the audited Consolidated Statements of Operations within the Capital Markets - Compliance and Communications Management operating segment.

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

The components of the Company’s property, plant and equipment, net at December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Land	$0.3	$0.3
Buildings	15.1	17.8
Machinery and equipment	56.0	68.0
	71.4	86.1
Less: Accumulated depreciation	(62.5)	(72.6)
Total	$8.9	$13.5

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

During the years ended December 31, 2024, 2023 and 2022, depreciation expense was $6.4 million, $8.4 million and $7.1 million, respectively.

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

Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software, excluding amortization expense related to other intangible assets, was $53.8 million, $45.5 million and $38.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Leases—The Company has operating leases for certain service centers, office space and equipment. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. Operating lease expense is recognized on a straight-line basis over the expected lease term. The Company’s incremental borrowing rate is used in determining the present value of future payments at the commencement date of the lease. Balances related to operating leases are included in operating lease ROU assets, operating lease liabilities and noncurrent operating lease liabilities on the audited Consolidated Balance Sheets.

The Company’s finance leases are substantially all related to information technology equipment. For finance leases, interest expense on the lease liability is recognized based on the incremental borrowing rate and the ROU assets are amortized on a straight-line basis over the shorter of the lease term or the useful life of the ROU assets. Balances related to finance leases are included in property, plant and equipment, net, accrued liabilities and other noncurrent liabilities on the audited Consolidated Balance Sheets.

Investments—The carrying value of the Company’s investments in equity securities was $5.8 million and $5.5 million at December 31, 2024 and 2023, respectively. The Company measures its equity securities that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to assess whether triggering events for impairment exist and to identify any observable price changes.

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

Goodwill—Goodwill is either assigned to a specific reporting unit or, in certain circumstances, allocated between reporting units based on the relative fair value of each reporting unit.

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

As of October 31, 2024, each of the reporting units with goodwill was reviewed for impairment using a qualitative assessment and the Company concluded that it was not more likely than not that the fair values of the reporting units were less than their carrying values and therefore there was no impairment. The Company’s assessment of goodwill impairment for the years ended December 31, 2023 and 2022 also resulted in no impairment.

Share-Based Compensation—The Company recognizes share-based compensation expense based on estimated fair values for all share-based awards made to employees and directors, including restricted stock units (“RSUs”) and performance share units (“PSUs”). Share-based compensation expense is recognized on a straight-line or graded basis, depending on the type of an award. Certain of the Company’s awards vest on an annual basis whereas others cliff vest. See Note 12, Share-based Compensation, for further discussion.

Pension and Other Postretirement Benefits Plans—DFIN engages outside actuaries to assist in the determination of the obligations and costs under these plans, which were frozen to new participants effective December 31, 2011. The annual income and expense amounts relating to the pension and other postretirement benefits plans are based on calculations which include various actuarial assumptions including mortality expectations, discount rates and expected long-term rates of return. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effects of modifications on the value of plan obligations and assets are recognized immediately within other comprehensive (loss) income and amortized into earnings over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors, see Note 7, Retirement Plans.

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

Commitments and Contingencies—The Company is subject to lawsuits, investigations and other claims and can be involved in various legal, regulatory and arbitration proceedings concerning matters arising in the ordinary course of business, see Note 8, Commitments and Contingencies. The Company routinely reviews the status of each significant matter and assesses the potential financial exposure. A liability is recorded when it is probable that a loss has been incurred and the amount can be reasonably estimated. When there is a range of possible losses with equal likelihood, a liability is recorded based on the low end of such range. Because of uncertainties related to these and other matters, accruals are based on the best information available at the time. The amount of such reserves may change in the future due to new developments or changes in approach, such as a change in settlement strategy. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from the amounts accrued in the Company’s audited Consolidated Financial Statements.

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

Accrued Liabilities—The components of the Company’s accrued liabilities at December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Accrued sales commissions	$54.9	$48.4
Contract liabilities	52.6	46.8
Accrued incentive compensation	27.9	22.0
Other employee-related liabilities	17.0	15.4
Pension and other postretirement benefits plans liabilities	14.0	2.3
Other	18.7	18.8
Accrued liabilities	$185.1	$153.7

Contract liabilities consists of deferred revenue and progress billings. Other employee-related liabilities consists primarily of employee benefit and payroll accruals. Other accrued liabilities primarily includes miscellaneous operating accruals, restructuring liabilities and multiemployer pension plans current liabilities.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires that an entity disclose consistent categories and greater disaggregation of significant expenses by reportable segment, information regarding the chief operating decision maker (“CODM”) and how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources, among other amendments that expand segment reporting disclosures. ASU 2023-07 also requires that an entity disclose all information about a reportable segment’s profit or loss and assets currently required annually by FASB Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, in interim periods. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the standard in the fourth quarter of 2024. See Note 15, Segment Information, for further details.

Recently Issued Accounting Pronouncements

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

In November 2024 and January 2025, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” and ASU No. 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date,” respectively, which require that an entity disclose disaggregated information about specific natural expense categories underlying certain statement of operations expense line items that are considered relevant in a tabular format within the notes to the consolidated financial statements, among other amendments that expand statement of operations expense disclosures. The standards are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of the adoption of this standard on its disclosures to the consolidated financial statements.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 2. Revenue

Revenue Recognition

As further described in Note 1, Overview, Basis of Presentation and Significant Accounting Policies, the Company manages highly-customized data and materials to enable filings with the SEC on behalf of its customers as well as performs tagging of documents using iXBRL and other services. Clients are provided with EDGAR filing services, iXBRL compliance services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among other services. The Company provides software solutions to public and private companies, mutual funds and other regulated investment firms to serve their regulatory and compliance needs, including ActiveDisclosure, Arc Suite and Venue, and provides digital document creation, online content management and print and distribution solutions.

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

Revenue for the Company’s software solutions, tech-enabled services and print and distribution offerings is recognized either over time or at a point in time, as outlined below.

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

Because substantially all of the Company’s products are customized, product returns are not significant.

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

Disaggregation of Revenue

The following tables disaggregate revenue between software solutions, tech-enabled services and print and distribution by reportable segment for the years ended December 31, 2024, 2023 and 2022:

	Software Solutions	Tech-enabled Services	Print and Distribution	Total
Year Ended December 31, 2024
Capital Markets - Software Solutions	$213.6	$—	$—	$213.6
Capital Markets - Compliance and Communications Management	—	250.0	71.7	321.7
Investment Companies - Software Solutions	116.1	—	—	116.1
Investment Companies - Compliance and Communications Management	—	70.8	59.7	130.5
Total	$329.7	$320.8	$131.4	$781.9

Year Ended December 31, 2023
Capital Markets - Software Solutions	$185.9	$—	$—	$185.9
Capital Markets - Compliance and Communications Management	—	264.9	90.5	355.4
Investment Companies - Software Solutions	106.8	—	—	106.8
Investment Companies - Compliance and Communications Management	—	72.0	77.1	149.1
Total	$292.7	$336.9	$167.6	$797.2

Year Ended December 31, 2022
Capital Markets - Software Solutions	$180.2	$—	$—	$180.2
Capital Markets - Compliance and Communications Management	—	305.1	105.2	410.3
Investment Companies - Software Solutions	99.4	—	—	99.4
Investment Companies - Compliance and Communications Management	—	75.8	67.9	143.7
Total	$279.6	$380.9	$173.1	$833.6

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

Contract assets were $13.8 million and $16.3 million at December 31, 2024 and 2023, respectively. Generally, the contract assets balance is impacted by the recognition of additional revenue, amounts invoiced to customers and changes in the level of constraint applied to variable consideration. Amounts recognized as revenue exceeded the estimates for performance obligations satisfied in previous periods by approximately $24.3 million and $29.6 million for the years ended December 31, 2024 and 2023, respectively, primarily due to changes in the Company's estimate of variable consideration and the application of the constraint.

Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price and management’s assessment of realizable selling price. Unbilled receivables were $24.1 million and $21.6 million at December 31, 2024 and 2023, respectively. Unbilled receivables and contract assets are included in receivables, less allowances for expected losses on the audited Consolidated Balance Sheets.

Contract liabilities consist of deferred revenue and progress billings, the majority of which is included in accrued liabilities on the audited Consolidated Balance Sheets. The Company recognized $40.0 million and $41.7 million of revenue during the years ended December 31, 2024 and 2023, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. Changes in contract liabilities were as follows:

	December 31,
	2024	2023
Balance, beginning of year	$46.8	$46.1
Deferral of revenue	216.1	162.3
Revenue recognized	(210.0)	(160.5)
Disposition	—	(1.1)
Balance, end of year	$52.9	$46.8

Most of the Company’s contracts with significant remaining performance obligations have an initial expected duration of one year or less. As of December 31, 2024, the future estimated revenue related to unsatisfied or partially satisfied performance obligations under contracts with an original contractual term in excess of one year was approximately $171 million, of which approximately 47% is expected to be recognized as revenue over the succeeding twelve months, and the remainder recognized thereafter.

Note 3. Dispositions

The Company’s disposition of the eBrevia, Inc. (“eBrevia”) business closed on December 1, 2023, and the Company received net cash proceeds of $0.5 million, resulting in a loss of $6.1 million, which was recognized in other operating (income) loss, net on the audited Consolidated Statements of Operations for the year ended December 31, 2023. The operating results of eBrevia prior to the disposition, as well as the loss on sale, are included within the CM-SS operating segment.

The Company’s disposition of the EdgarOnline (“EOL”) business closed on November 9, 2022, and the Company received net cash proceeds of $3.3 million, resulting in a loss of $0.7 million, which was recognized in other operating (income) loss, net on the audited Consolidated Statements of Operations for the year ended December 31, 2022. The operating results of EOL prior to the disposition, as well as the loss on sale, are included within the CM-SS operating segment.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 4. Goodwill

Goodwill—The goodwill balances by reportable segment were as follows:

	Gross book value at December 31, 2023	Accumulated impairment charges at December 31, 2023	Net book value at December 31, 2023	Foreign exchange adjustments	Net book value at December 31, 2024
Capital Markets - Software Solutions	$100.0	$—	$100.0	$(0.1)	$99.9
Capital Markets - Compliance and Communications Management	252.8	—	252.8	(0.3)	252.5
Investment Companies - Software Solutions	53.0	—	53.0	—	53.0
Investment Companies - Compliance and Communications Management	40.6	(40.6)	—	—	—
Total	$446.4	$(40.6)	$405.8	$(0.4)	$405.4

Note 5. Leases

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

The Company has non-cancelable sublease rental arrangements which did not reduce the future maturities of the operating lease liabilities at December 31, 2024 and 2023. The Company’s future rental commitments for leases with subleases were approximately $4.7 million and $8.7 million for the years ended December 31, 2024 and 2023, respectively. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

The components of lease expense for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease expense:
Operating lease expense	$9.8	$16.3	$17.8
Sublease income	(4.4)	(4.2)	(4.4)
Net operating lease expense	$5.4	$12.1	$13.4

Finance lease expense:
Amortization of ROU assets	$2.9	$2.4	$1.8
Interest on lease liabilities	0.2	0.3	0.2
Total finance lease expense	$3.1	$2.7	$2.0

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The Company’s finance lease liabilities as of December 31, 2024 and 2023 are presented on the Company’s audited Consolidated Balance Sheets as follows:

	December 31,
	2024	2023
Property, plant and equipment, net	$2.9	$7.0

Accrued liabilities	$2.8	$2.5
Other noncurrent liabilities	0.2	4.7
Total	$3.0	$7.2

Other information related to operating and finance leases for the years ended December 31, 2024, 2023 and 2022 and as of December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
	2024	2023	2022
Supplemental cash flow information:
Cash paid related to operating leases	$14.7	$17.5	$20.9
Cash paid related to finance leases	2.9	2.4	1.8

Non-cash disclosure:
Increase in operating lease liabilities due to new ROU assets	$—	$0.5	$—
Increase (decrease) in operating lease liabilities due to lease modifications and remeasurements	5.0	(3.2)	7.1
Increase in finance lease liabilities due to new ROU assets	0.9	2.5	1.4

	December 31,
	2024	2023
Weighted-average remaining lease term:
Operating leases	1.9 years	2.0 years
Finance leases	1.9 years	3.0 years
Weighted-average discount rate:
Operating leases	5.3%	4.0%
Finance leases	7.5%	3.5%

As of December 31, 2024, future maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2025	$10.9	$2.9
2026	4.7	0.1
2027	2.0	0.1
2028	0.1	—
2029	—	—
2030 and thereafter	—	—
Total lease payments	17.7	3.1
Less: Interest	(1.0)	(0.1)
Present value of lease liabilities	$16.7	$3.0

The Company recorded charges of $3.7 million and $0.8 million for acceleration of rent expense associated with abandoned leases during the years ended December 31, 2023 and 2022, respectively. Acceleration of rent expense charges were recorded in either cost of sales or SG&A on the Company’s audited Consolidated Statements of Operations, depending on the nature of the property.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 6. Restructuring, Impairment and Other Charges, net

Restructuring, Impairment and Other Charges, net recognized in Results of Operations

For the year ended December 31, 2024, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Impairment Charges	Other Charges	Total
Capital Markets - Software Solutions	$0.6	$—	$—	$0.6
Capital Markets - Compliance and Communications Management	2.4	0.6	0.3	3.3
Investment Companies - Software Solutions	0.5	—	—	0.5
Investment Companies - Compliance and Communications Management	0.6	—	—	0.6
Corporate	1.4	—	0.2	1.6
Total	$5.5	$0.6	$0.5	$6.6

For the year ended December 31, 2024, the Company recorded net restructuring charges of $5.5 million related to employee termination costs for approximately 70 employees, substantially all of whom were terminated as of December 31, 2024. The restructuring actions were primarily related to reorganization of certain capital markets operations and certain changes in management structure. For the year ended December 31, 2024, the Company also recorded $0.6 million of impairment charges.

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

Restructuring Reserve – Employee Terminations

The Company’s employee terminations liability is included in accrued liabilities on the Company’s audited Consolidated Balance Sheets.

Changes in the accrual for employee terminations during the years ended December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Balance, beginning of year	$2.1	$5.1
Restructuring charges, net	5.6	9.4
Cash paid	(5.8)	(12.2)
Other	(0.1)	(0.2)
Balance, end of year	$1.8	$2.1

Note 7. Retirement Plans

The Company’s defined benefit plans are frozen. No new employees are permitted to enter the Company’s frozen plans and participants do not earn additional benefits. Benefits are generally based upon years of service and compensation. These defined benefit retirement income plans are funded in conformity with the applicable government regulations. The Company funds at least the minimum amount required for all funded plans using actuarial cost methods and assumptions acceptable under government regulations.

In August 2024, the Company executed an amendment to commence the process of terminating the Company’s primary defined benefit plan (the “Plan”). The Plan’s benefit obligation is expected to be settled by offering lump sum distributions to participants, followed by the purchase of annuity contracts to transfer the Plan’s remaining obligation to a third party. As settlement of the obligation will be funded with Plan assets, the Company expects to make a cash contribution to fully fund the Plan in 2025. The cash contribution amount will depend upon the nature and timing of participant lump sum settlements and prevailing market conditions. As termination of the Plan is considered probable, the Plan’s actuarial assumptions as of December 31, 2024 reflect the expected Plan termination. Pension settlement charges related to the Plan termination, which include the recognition of Plan losses recorded within accumulated other comprehensive loss on the Company’s audited Consolidated Balance Sheets, are currently expected to occur in the second half of 2025. Finalization of the Plan termination is subject to certain conditions, including regulatory review, and the Company has the ability to change the effective date of the termination or revoke the decision to terminate the Plan.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The annual income and expense amounts relating to the pension plans are based on calculations, which include various actuarial assumptions including mortality expectations, discount rates and expected long-term rates of return. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs, such as a settlement) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the audited Consolidated Balance Sheets, but are amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive loss. During the year ended December 31, 2024, the Company used the Society of Actuaries Pri-2012 base rate mortality table and MP-2021 mortality improvement projection scale in the calculation of the Company’s U.S. pension plan obligations.

The pension plan obligations are calculated using generally accepted actuarial methods and are measured as of December 31. Actuarial gains and losses for frozen plans are amortized using the corridor method over the average remaining expected life of plan participants.

The Company made cash contributions of $1.8 million and $0.1 million to its pension and other postretirement benefits plans, respectively, during the year ended December 31, 2024. Excluding the cash contribution to fully fund the Plan, the Company expects to make cash contributions of approximately $2.1 million and $0.1 million to its pension and other postretirement benefits plans, respectively, during the year ending December 31, 2025.

Total pension income was $1.1 million, $0.5 million and $0.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in investment and other income, net on the audited Consolidated Statements of Operations. The components of the estimated net pension plan income for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Interest cost	$11.1	$11.7	$7.4
Expected return on assets	(13.5)	(13.2)	(11.6)
Amortization, net	1.3	1.0	3.3
Net pension plan income	$(1.1)	$(0.5)	$(0.9)

Weighted-average assumptions used to calculate net pension plan income:
Discount rate	5.0%	5.2%	2.9%
Expected return on plan assets	6.0%	5.8%	4.8%

Reconciliation of Funded Status

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
Benefit obligation at beginning of year	$234.8	$237.1	$1.3	$1.2
Interest cost	11.0	11.6	0.1	0.1
Actuarial (gain) loss	(3.5)	3.5	(0.1)	0.2
Benefits paid	(16.7)	(17.4)	(0.1)	(0.2)
Benefit obligation at end of year (a)	$225.6	$234.8	$1.2	$1.3

Fair value of plan assets at beginning of year	$199.5	$193.5	$—	$—
Actual return on assets	4.9	21.8	—	—
Employer contributions	1.8	1.6	0.1	0.2
Benefits paid	(16.7)	(17.4)	(0.1)	(0.2)
Fair value of plan assets at end of year	$189.5	$199.5	$—	$—
Under funded status at end of year	$(36.1)	$(35.3)	$(1.2)	$(1.3)

(a)
As the Company’s Plan is frozen and participants do not earn additional service benefits, the projected benefit obligation and accumulated benefit obligation are the same.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The decrease in benefit obligation during the year ended December 31, 2024 was primarily due to benefits payments and favorable changes in discount rates, partially offset by interest cost and plan termination assumptions.

The accumulated benefit obligation for all defined benefit pension and other postretirement benefits plans was $226.8 million and $236.1 million at December 31, 2024 and 2023, respectively. The underfunded pension and other postretirement plans liabilities are presented on the Company’s audited Consolidated Balance Sheets as follows:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2024	2023	2024	2023
Accrued benefit cost (included in accrued liabilities)	$(13.9)	$(2.1)	$(0.1)	$(0.1)
Pension and other postretirement benefits plans liabilities	(22.2)	(33.2)	(1.1)	(1.2)
Net liabilities	$(36.1)	$(35.3)	$(1.2)	$(1.3)

The amounts included in accumulated other comprehensive loss on the audited Consolidated Balance Sheets, excluding tax effects, that have not been recognized as components of net periodic benefit cost at December 31, 2024 and 2023 were as follows:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2024	2023	2024	2023
Accumulated other comprehensive loss:
Net actuarial loss	$(90.3)	$(86.6)	$(0.5)	$(0.6)

The pre-tax amounts recognized in other comprehensive (loss) income during the years ended December 31, 2024, 2023 and 2022 were as follows:

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Amortization of:
Net actuarial loss	$1.2	$1.0	$3.3	$0.1	$—	$—
Amounts arising during the period:
Net actuarial (loss) gain	(4.9)	5.1	(8.4)	—	(0.3)	0.3
Total (loss) gain	$(3.7)	$6.1	$(5.1)	$0.1	$(0.3)	$0.3

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

The weighted average assumptions used to determine the benefit obligation at December 31, 2024 and 2023 were as follows:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2024	2023	2024	2023
Discount rate	5.3%	5.0%	4.4%	4.6%
Interest crediting rate	3.0%	4.1%	N/A	N/A

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

As a result of the Company’s intent to terminate the Plan, the benefit payments below reflect the expected timing of estimated lump sum distributions to participants and an estimated amount expected to be paid for annuity contracts. Benefit payments are expected to be paid as follows:

	Pension Benefits	Other Postretirement Benefits
2025	$73.0	$0.1
2026	14.4	0.1
2027	14.2	0.1
2028	13.9	0.1
2029	13.9	0.1
2030-2034	64.0	0.5

Plan Assets

The Company has a risk management approach for its pension plan assets. The overall investment objective of this approach is to reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation. The expected long-term rate of return for plan assets is based upon many factors including asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. In alignment with the Company’s intent to settle the Plan, the target asset allocation as of December 31, 2024 is 100% fixed income investments to reduce the risk of significant decreases in the funded status. The expected long-term rate of return on plan assets assumption used to calculate net pension plan income for the year ending December 31, 2025 is 5.3% and reflects the effective discount rate required to settle the Plan’s benefit obligations.

The fair values of the Company’s pension plan assets at December 31, 2024 and 2023, by asset category, were as follows:

	December 31, 2024
	Total	Level 1	Level 2
Asset category:
Cash and cash equivalents	$62.6	$—	$62.6
Fixed income	64.4	—	64.4
Assets measured at NAV	62.5	—	—
Total	$189.5	$—	$127.0

	December 31, 2023
	Total	Level 1	Level 2
Asset category:
Cash and cash equivalents	$3.0	$0.1	$2.9
Fixed income	17.4	—	17.4
Assets measured at NAV	179.1	—	—
Total	$199.5	$0.1	$20.3

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2024 and 2023:

Cash and cash equivalents—Carrying value approximates fair value. As such, these assets were classified as Level 1. The Company also invests in certain short-term investments which are valued using the amortized cost method. As such, these assets were classified as Level 2.

Fixed income—Fixed income securities are primarily in a diversified portfolio of long duration governmental instruments. They are primarily valued using a market approach, using matrix pricing and considering a security’s relationship to other securities for which quoted prices in an active market may be available. Inputs used in developing fair value estimates include reported trades, broker quotes, benchmarks, and spreads. As the value of these assets was determined based on observable inputs obtained by third parties, the Company classified these assets as Level 2.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Assets measured at NAV—The Company invests in certain funds that are valued at calculated net asset value per share (“NAV”), but are not quoted on active markets such as certain equity common funds, fixed income funds, hedge funds and corporate bond funds. The Company believes that the NAV is representative of fair value at the reporting date, as there are no significant restrictions on redemption of these investments or other reasons to indicate that the investment would be redeemed at an amount different than the NAV.

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

Employer 401(k) Savings Plan

For the benefit of most of its U.S. employees, the Company maintains a defined contribution retirement savings plan (“401(k)”) that is intended to be qualified under Section 401(a) of the Internal Revenue Code. Under this plan, employees may contribute a percentage of eligible compensation on both a before-tax and after-tax basis and the Company provides a matching contribution of $0.50 for every dollar an employee contributes up to 6% of eligible compensation. The Company can also contribute a discretionary match, based on the Company’s performance. Expense for the Company’s 401(k) matching contributions was $4.8 million, $5.0 million and $5.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Multiemployer Pension Plans

On October 1, 2016, DFIN became an independent publicly traded company through the distribution by R.R. Donnelley & Sons Company (“RRD”) of shares of DFIN common stock to RRD stockholders (the “Separation”). In 2020, LSC Communications, Inc. (“LSC”), which separated from RRD at the same time as DFIN, filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code and stopped making required withdrawal liability payments to multiemployer pension plans (“MEPP”) from which RRD had withdrawn prior to the Separation. Responsibility for certain pre-Separation withdrawal liability obligations was assigned to the parties, including LSC (the “LSC MEPP Liabilities”), however, the Company and RRD remained jointly and severally liable for the LSC MEPP Liabilities pursuant to laws and regulations governing multiemployer pension plans.

The Company’s MEPP liabilities as of December 31, 2024 and 2023 totaled $9.0 million and $10.1 million, respectively, including the Company’s share of LSC MEPP Liabilities.

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

Note 8. Commitments and Contingencies

As of December 31, 2024, the Company had noncancelable contractual commitments of approximately $67 million for outsourced services and other miscellaneous obligations, primarily relating to information technology, professional, maintenance and other services.

Litigation

From time to time, the Company’s customers and other counterparties file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company from these parties could be considered preference items and subject to return. In addition, the Company may be party to certain litigation or other dispute resolution proceedings arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation or other proceedings will not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 9. Income Taxes

Income taxes have been based on the following components of earnings before income taxes for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
U.S.	$115.4	$95.7	$131.8
Foreign	9.7	6.3	7.5
Earnings before income taxes	$125.1	$102.0	$139.3

The components of income tax expense for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Current:
U.S. Federal	$28.0	$22.7	$23.9
U.S. State and Local	11.5	9.4	10.8
Foreign	2.6	2.3	2.6
Current income tax expense	42.1	34.4	37.3

Deferred:
U.S. Federal	(8.8)	(11.5)	(0.6)
U.S. State and Local	(1.5)	(2.5)	0.3
Foreign	0.9	(0.6)	(0.2)
Deferred income tax (benefit) expense	(9.4)	(14.6)	(0.5)

Total income tax expense	$32.7	$19.8	$36.8

The following table outlines the reconciliation of differences between the U.S. Federal statutory tax rate and the Company’s worldwide effective income tax rate:

	Year Ended December 31,
	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of U.S. federal income tax benefit	6.0	5.7	6.8
Non-deductible expenses	1.3	0.7	1.0
Adjustment of uncertain tax positions and interest	0.9	0.7	0.4
Changes in valuation allowances	0.4	0.2	1.2
Foreign tax rate differential	0.4	0.5	0.2
Provision to return	0.1	(2.0)	(1.9)
Credits and incentives	(2.9)	(2.3)	(1.4)
Foreign-derived intangible income	(1.4)	(1.6)	(1.2)
Tax impact of loss on sale of a business	—	(3.6)	—
Other	0.3	0.1	0.3
Effective income tax rate	26.1%	19.4%	26.4%

The effective income tax rate was 26.1% for the year ended December 31, 2024 compared to 19.4% for the year ended December 31, 2023. The 2024 effective tax rate was impacted by income tax credits, partially offset by non-deductible expenses.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Deferred Income Taxes

The significant deferred tax assets and liabilities at December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Deferred tax assets:
Capitalized research costs	$26.4	$13.2
Accrued liabilities and other reserves	14.8	13.9
Pension and other postretirement benefits plans liabilities	9.9	9.7
Allowance for doubtful accounts	9.7	9.5
Net operating losses and other tax carryforwards	6.8	10.2
Share-based compensation	5.7	6.3
Lease liabilities	3.8	7.7
Other	0.2	0.4
Total deferred tax assets	77.3	70.9
Valuation allowances	(5.5)	(5.8)
Total deferred tax assets	$71.8	$65.1

Deferred tax liabilities:
Goodwill and other intangible assets	$(8.0)	$(7.8)
Prepaid assets	(2.3)	(2.7)
Right-of-use assets	(1.9)	(3.6)
Capitalized contract costs	(1.9)	(1.3)
Accelerated depreciation	(0.9)	(2.9)
Other	(0.4)	(1.0)
Total deferred tax liabilities	(15.4)	(19.3)
Net deferred tax assets	$56.4	$45.8

Changes in the valuation allowances on deferred tax assets during the years ended December 31, 2024, 2023 and 2022 were as follows:

	December 31,
	2024	2023	2022
Balance, beginning of year	$5.8	$5.4	$4.8
Expense, net	0.2	0.4	0.6
Write-offs and other	(0.5)	—	—
Balance, end of year	$5.5	$5.8	$5.4

As of December 31, 2024, the Company had domestic and foreign net operating loss and other tax carryforward deferred tax assets of approximately $6.8 million, of which $3.8 million expires between 2025 and 2044. Limitations on the utilization of these deferred tax assets may apply. The Company has provided valuation allowances to reduce the carrying value of certain deferred tax assets as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

Earnings generated by a foreign subsidiary are presumed to ultimately be transferred to the parent company. Therefore, the establishment of deferred taxes may be required with respect to the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries (also referred to as book-over-tax outside basis differences). A company may overcome this presumption and forgo recording a deferred tax liability in its financial statements if it can assert that management has the intent and ability to indefinitely reinvest the earnings of its foreign subsidiaries. As a result of the transition tax incurred pursuant to the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”), the Company has the ability to repatriate any previously taxed foreign cash associated with the foreign earnings subjected to U.S. tax to the U.S. parent with minimal additional tax consequences. Due to the changes under the Tax Act, the Company updated its assertion in 2018 related to indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S. with the exception of the previously taxed foreign earnings already subject to U.S. tax. The Company repatriated $30.0 million of previously taxed earnings during 2024. The Company did not make any repatriations in 2023 and 2022.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Uncertain Tax Positions

Changes in the Company’s unrecognized tax benefits at December 31, 2024, 2023 and 2022 were as follows:

	December 31,
	2024	2023	2022
Balance, beginning of year	$3.1	$2.5	$2.2
Additions for tax positions of the current year	0.9	0.7	0.5
Additions for tax positions of prior years	0.3	0.4	0.3
Releases	(0.2)	(0.4)	(0.5)
Settlements during the year	—	(0.1)	—
Balance, end of year	$4.1	$3.1	$2.5

As of December 31, 2024, 2023 and 2022, the Company had unrecognized tax benefits of $4.1 million, $3.1 million and $2.5 million, respectively. Unrecognized tax benefits of $4.1 million as of December 31, 2024, if recognized, would have decreased income taxes and the corresponding effective income tax rate and increased net earnings. This potential impact on net earnings reflects the reduction of these unrecognized tax benefits, net of certain deferred tax assets and the federal tax benefit of state income tax items.

As of December 31, 2024, it is reasonably possible that a portion of the total amount of unrecognized tax benefits is expected to decrease within twelve months due to the resolution of audits or expirations of statutes of limitations related to U.S. federal, state or international tax positions, but the amount is immaterial.

The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense. The total interest expense, net of tax benefits, related to tax uncertainties recognized on the audited Consolidated Statements of Operations was $0.2 million for the year ended December 31, 2024 and de minimis for the years ended December 31, 2023 and 2022. As of December 31, 2024 and 2023, the Company accrued $0.6 million and $0.3 million, respectively, of interest expense related to income tax uncertainties.

As of December 31, 2024, the Company has tax years from 2016 and thereafter that remain open and subject to examination by certain U.S. state taxing authorities and/or certain foreign tax jurisdictions. There are no U.S. federal income tax years prior to the period ending December 31, 2021 subject to IRS examination. All U.S. federal income tax years including and subsequent to the period ending December 31, 2021 remain open and subject to IRS examination.

Note 10. Debt

The Company’s debt as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Term Loan A Facility	$125.0	$125.0
Unamortized debt issuance costs	(0.3)	(0.5)
Total long-term debt	$124.7	$124.5

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

Term Loan A Facility—On October 14, 2021, the Company drew $200.0 million from the Term Loan A Facility and used the proceeds to redeem the Company’s 8.25% Senior Notes due 2024 on October 15, 2021. During the year ended December 31, 2021, the Company prepaid $75.0 million of the $200.0 million principal amount of the Term Loan A Facility.

Prior to the prepayment, the principal amount of loans under the Term Loan A Facility were due and payable in equal quarterly installments of 1.25% of the original principal amount of the loans during the first three years after the Restatement Effective Date, commencing on March 31, 2022, and 2.50% of the original principal amount of the loans thereafter. As a result of the prepayment, quarterly installments of the original principal amount are no longer required and the entire unpaid principal amount of the Term Loan A Facility is due and payable in full on May 27, 2026. Voluntary prepayments of the Term Loan A Facility are permitted at any time without premium or penalty. The fair value of the Term Loan A Facility was $125.0 million and $124.1 million as of December 31, 2024 and 2023, respectively, and was determined to be Level 2 under the fair value hierarchy. The weighted-average interest rate on borrowings under the Term Loan A Facility was 7.4% and 7.0% for the years ended December 31, 2024 and 2023, respectively.

Revolving Facility— As of December 31, 2024 and 2023, there were no borrowings outstanding under the Revolving Facility. The weighted-average interest rate on borrowings under the Revolving Facility was 7.8% and 7.3% for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had $1.6 million in outstanding letters of credit and bank guarantees, of which $1.0 million of the outstanding letters of credit reduced the availability under the Revolving Facility. As of December 31, 2023, the Company had $2.5 million in outstanding letters of credit and bank guarantees, of which $1.0 million of the outstanding letters of credit reduced the availability under the Revolving Facility.

The following table summarizes interest expense, net included on the audited Consolidated Statements of Operations:

	Year Ended December 31,
	2024	2023	2022
Interest incurred	$15.1	$17.9	$10.0
Interest income	(2.2)	(2.1)	(0.8)
Interest expense, net	$12.9	$15.8	$9.2

Note 11. Earnings per Share

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The reconciliation of the numerator and denominator of the net earnings per basic and diluted share calculations for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Net earnings per share:
Basic	$3.16	$2.81	$3.33
Diluted	3.06	2.69	3.17
Numerator:
Net earnings	$92.4	$82.2	$102.5
Denominator:
Weighted average number of common shares outstanding	29.2	29.3	30.8
Dilutive awards	1.0	1.3	1.5
Diluted weighted average number of common shares outstanding	30.2	30.6	32.3

Note 12. Share-based Compensation

The Company’s share-based compensation plan under which it may grant future awards, the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan (as amended, the “2016 PIP”), was approved by the Board of Directors (the “Board”) and the Company’s stockholders and provides incentives to key employees of the Company. Awards under the 2016 PIP may include cash or stock bonuses, stock options, stock appreciation rights, restricted stock, PSUs, performance cash awards or RSUs. In addition, non-employee members of the Board may receive awards under the 2016 PIP. Increases to the shares of common stock available for issuance under the 2016 PIP requires stockholder approval. On May 13, 2021, the Company’s stockholders voted and approved 3.4 million of additional shares of common stock for issuance under the 2016 PIP. At December 31, 2024, there were 2.4 million remaining shares of common stock reserved for future issuance under the 2016 PIP.

For share-based awards granted to employees and directors, including RSUs and PSUs, the Company recognizes compensation expense based on estimated grant date fair values as well as certain assumptions as of the grant date, if applicable. The Company estimates the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. The Company recognizes compensation costs for RSUs expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. The Company recognizes compensation costs for PSUs, which cliff vest, on a straight-line basis over the performance period of the award.

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

Total share-based compensation expense was $25.2 million, $22.5 million and $19.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. The income tax benefit related to share-based compensation expense was $10.4 million, $9.2 million and $7.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, $31.3 million of total unrecognized compensation expense related to share-based compensation awards is expected to be recognized over a weighted-average period of 1.7 years.

Stock Options

The Company did not grant stock options during the three years ended December 31, 2024. The weighted-average fair value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $5.92, $4.94 and $3.03, respectively.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Stock option awards outstanding as of December 31, 2024 and 2023, and changes during the year ended December 31, 2024, were as follows:

	Shares Under Option (thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregated Intrinsic Value (millions)
Outstanding at December 31, 2023	377	$18.12	4.2	$16.7
Exercised	(65)	17.65	—	2.7
Outstanding at December 31, 2024	312	$18.22	3.2	$13.9
Vested and exercisable at December 31, 2024	312	$18.22	3.2	$13.9

Restricted Stock Units

The fair value of RSUs was determined based on the Company’s stock price on the grant date. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2024, 2023 and 2022 was $65.16, $42.51 and $30.42, respectively.

RSUs outstanding as of December 31, 2024 and 2023, and changes during the year ended December 31, 2024, were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2023	786	$34.55
Granted	256	65.16
Vested	(392)	33.36
Forfeited	(29)	41.31
Nonvested at December 31, 2024	621	$47.62

As of December 31, 2024, $16.2 million of unrecognized share-based compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.8 years.

Performance Share Units

The fair value of PSUs granted prior to 2024 was based on the Company's stock price on the grant date. The PSUs granted in 2024 (the “2024 PSUs”) include a market condition related to the performance of the Company's stock price relative to a peer group, or relative total shareholder return (“TSR”) modifier, which can affect the number of shares ultimately issued to grantees at the end of the three-year performance period. The grant date fair value of the 2024 PSUs was determined based on a Monte Carlo valuation model. The total potential payout for the 2024 PSUs is payable upon the achievement of certain established performance targets and can also be impacted by the TSR modifier, resulting in a range from zero to 564 thousand shares.

The weighted-average grant date fair value of PSUs granted during the years ended December 31, 2024, 2023 and 2022 was $57.17, $30.13 and $26.96, respectively.

PSUs outstanding as of December 31, 2024 and 2023, and changes during the year ended December 31, 2024, were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2023	847	$33.47
Granted	349	57.17
Vested	(419)	28.61
Forfeited	(24)	32.88
Nonvested at December 31, 2024	753	$47.20

During 2024, 349 thousand PSUs were granted to certain executive officers and senior management, 226 thousand of which related to the 2024 performance grant and 123 thousand of which related to additional shares issued during the year ended December 31, 2024 due to the achievement of certain targets for the year ended December 31, 2023.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Year Granted	Performance / Service Period	Estimated or Actual Attainment	PSUs Outstanding as of December 31, 2024 (thousands)	Estimated PSU Attainment or Actual PSUs Earned (thousands)
2024 (a)	2024	66% (c) (f)	23	15
2024 (a)	2025	(d)	23	—
2024 (a)	2026	(d)	23	—
2024 (a)	2024-2026	100% (e) (f)	45	45
2024 (a)	2024-2026	100% (e) (f)	112	112
			226	172

2023 (b)	2023	140% (c)	66	92
2023 (b)	2024	93% (c)	64	60
2023 (b)	2025	(d)	64	—
2023 (b)	2023-2025	100% (g)	65	65
			259	217

2022 (b)	2022	140% (c)	68	95
2022 (b)	2023	71% (c)	68	48
2022 (b)	2024	150% (c)	65	98
2022 (b)	2022-2024	128% (c)	67	86
			268	327

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
(f)
Attainment percentage does not reflect any impact from the TSR modifier that is determined at the end of the three-year performance cumulative performance period and applied to PSUs that are earned based on the achievement of the service and performance conditions.
(g)
Amounts represent estimated attainment and estimated PSUs.

As of December 31, 2024, $15.1 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.6 years.

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

Common Stock Repurchases

On August 17, 2022, the Board authorized an increase to the stock repurchase program previously approved in February 2022 to bring the total remaining available repurchase authorization for shares on or after August 17, 2022 to $150 million, which expired on December 31, 2023. On November 14, 2023, the Board authorized the repurchase of up to $150 million of the Company’s outstanding common stock commencing on January 1, 2024, with an expiration date of December 31, 2025. As of December 31, 2024, the remaining authorized amount was $91.3 million.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The Company’s stock repurchases for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Common stock repurchases	$58.7	$22.6	$152.5
Number of shares repurchased	947,288	469,365	4,733,875
Average price paid per share	$61.97	$48.20	$32.21

Note 14. Comprehensive Income

The components of other comprehensive (loss) income and income tax (benefit) expense allocated to each component for the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024			2023			2022
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$(1.3)	$—	$(1.3)	$1.1	$—	$1.1	$(1.6)	$(0.2)	$(1.4)
Adjustment for net periodic pension and other postretirement benefits plans	(3.6)	(0.9)	(2.7)	5.8	1.6	4.2	(4.8)	(1.3)	(3.5)
Other comprehensive (loss) income	$(4.9)	$(0.9)	$(4.0)	$6.9	$1.6	$5.3	$(6.4)	$(1.5)	$(4.9)

The following table summarizes changes in accumulated other comprehensive loss by component for the years ended December 31, 2024, 2023 and 2022:

	Pension and Other Postretirement Benefits Plans Cost	Translation Adjustments	Total
Balance at December 31, 2021	$(64.4)	$(13.9)	$(78.3)
Other comprehensive loss before reclassifications	—	(1.4)	(1.4)
Amounts reclassified from accumulated other comprehensive loss	(3.5)	—	(3.5)
Net change in accumulated other comprehensive loss	(3.5)	(1.4)	(4.9)
Balance at December 31, 2022	$(67.9)	$(15.3)	$(83.2)
Other comprehensive income before reclassifications	—	1.1	1.1
Amounts reclassified from accumulated other comprehensive loss	4.2	—	4.2
Net change in accumulated other comprehensive loss	4.2	1.1	5.3
Balance at December 31, 2023	$(63.7)	$(14.2)	$(77.9)
Other comprehensive loss before reclassifications	(3.6)	(1.6)	(5.2)
Amounts reclassified from accumulated other comprehensive loss	0.9	0.3	1.2
Net change in accumulated other comprehensive loss	(2.7)	(1.3)	(4.0)
Balance at December 31, 2024	$(66.4)	$(15.5)	$(81.9)

Reclassifications from accumulated other comprehensive loss for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Amortization of pension and other postretirement benefits plans cost:
Net actuarial loss (a)	$1.3	$1.0	$3.3
Reclassification of translation adjustment (b)	0.5	—	—
Reclassifications before tax	1.8	1.0	3.3
Income tax expense	0.6	0.3	0.9
Reclassifications, net of tax	$1.2	$0.7	$2.4

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

Investment Companies

The Company provides software solutions, tech-enabled services and print, distribution and fulfillment solutions to its investment companies clients, which are primarily mutual fund companies, alternative investment companies, insurance companies and third-party fund administrators, that are subject to the filing and reporting requirements of the Investment Company Act, as well as European and Canadian regulations. The Company’s suite of solutions enables its investment companies clients to comply with applicable ongoing SEC regulations, as well as to create, manage and deliver accurate and timely financial communications to investors and regulators. Investment companies clients leverage the Company’s proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the SEC’s EDGAR system. The Company’s operating segments associated with its investment companies services and products offerings are as follows:

Investment Companies – Software Solutions—The Company provides clients with the Arc Suite platform that contains a comprehensive suite of cloud-based solutions, including ArcDigital, ArcPro, ArcRegulatory and ArcReporting as well as services that enable storage and management of compliance and regulatory information in a self-service, central repository so that documents can be easily accessed, assembled, edited, tagged, translated, rendered and submitted to regulators and investors.

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

Information by Segment

During the three months ended December 31, 2024, the Company changed the measure used by the CODM to evaluate segment profitability from income (loss) from operations to Adjusted EBITDA in order to be consistent with changes in reporting reviewed by the CODM to evaluate the results of operations, allocate resources and make strategic decisions about the business. Prior periods presented below have been revised to reflect this change.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The Company’s CODM is the Chief Executive Officer. The CODM regularly reviews segment net sales and segment Adjusted EBITDA to assess segment performance and to decide how to allocate resources. Segment Adjusted EBITDA is reviewed to monitor budget versus actual results, analyze historical trends in assessing performance and identify actions required to improve profitability. Segment Adjusted EBITDA is defined as earnings before interest expense, net, income tax expense, depreciation and amortization and adjusted to exclude the impact of certain costs, expenses, gains, losses and other items, as reflected in the Reconciliation of total segment Adjusted EBITDA sections below, which management believes are not indicative of ongoing operations and segment performance.

As the CODM does not review segment assets to evaluate segment performance, segment assets are not disclosed.

The following tables include selected financial data for the Company’s reportable segments for the years ended December 31, 2024, 2023 and 2022:

	Capital Markets - Software Solutions	Capital Markets - Compliance and Communications Management	Investment Companies - Software Solutions	Investment Companies - Compliance and Communications Management	Total
Year Ended December 31, 2024
Net sales	$213.6	$321.7	$116.1	$130.5	$781.9
Less:
Cost of sales (a)	57.8	120.4	49.6	70.3
SG&A expenses (a)	92.2	90.5	26.8	18.6
Other segment items (a)	0.1	(0.1)	—	0.1
Segment Adjusted EBITDA	$63.5	$110.9	$39.7	$41.5	$255.6
Reconciliation of total segment Adjusted EBITDA
Corporate (b)					(38.3)
Restructuring, impairment and other charges, net					(6.6)
Share-based compensation expense					(25.2)
Gain on sale of long-lived assets					9.8
Non-income tax, net					1.1
Gain on investments in equity securities					0.4
Gain on sale of a business					0.4
Depreciation and amortization					(60.2)
Interest expense, net					(12.9)
Investment and other income, net					1.0
Earnings before income taxes					$125.1

(a)
The significant expense categories align with the segment-level information that is regularly provided to the CODM. Segment Cost of sales, segment SG&A expenses and other segment items were adjusted to exclude certain items, as reflected in the Reconciliation of total segment Adjusted EBITDA section above, that are not included in the Segment Adjusted EBITDA profitability metric utilized by the CODM.
(b)
Corporate is not an operating segment and consists primarily of unallocated SG&A expenses.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Capital Markets - Software Solutions	Capital Markets - Compliance and Communications Management	Investment Companies - Software Solutions	Investment Companies - Compliance and Communications Management	Total
Year Ended December 31, 2023
Net sales	$185.9	$355.4	$106.8	$149.1	$797.2
Less:
Cost of sales (a)	61.2	141.4	47.1	81.5
SG&A expenses (a)	79.5	94.5	22.9	18.2
Other segment items (a)	—	0.1	(0.1)	—
Segment Adjusted EBITDA	$45.2	$119.4	$36.9	$49.4	$250.9
Reconciliation of total segment Adjusted EBITDA
Corporate (b)					(43.5)
Restructuring, impairment and other charges, net					(9.8)
Share-based compensation expense					(22.5)
Loss on sale of a business					(6.1)
Accelerated rent expense					(3.7)
Disposition-related expenses					(0.3)
Gain on investments in equity securities					7.0
Non-income tax, net					0.9
Gain on sale of long-lived assets					0.8
Depreciation and amortization					(56.7)
Interest expense, net					(15.8)
Investment and other income, net					0.8
Earnings before income taxes					$102.0

(a)
The significant expense categories align with the segment-level information that is regularly provided to the CODM. Segment Cost of sales, segment SG&A expenses and other segment items were adjusted to exclude certain items, as reflected in the Reconciliation of total segment Adjusted EBITDA section above, that are not included in the Segment Adjusted EBITDA profitability metric utilized by the CODM.
(b)
Corporate is not an operating segment and consists primarily of unallocated SG&A expenses.

	Capital Markets - Software Solutions	Capital Markets - Compliance and Communications Management	Investment Companies - Software Solutions	Investment Companies - Compliance and Communications Management	Total
Year Ended December 31, 2022
Net sales	$180.2	$410.3	$99.4	$143.7	$833.6
Less:
Cost of sales (a)	68.5	172.9	44.9	85.4
SG&A expenses (a)	73.6	96.0	20.3	16.6
Other segment items (a)	(0.2)	—	0.1	(0.1)
Segment Adjusted EBITDA	$38.3	$141.4	$34.1	$41.8	$255.6
Reconciliation of total segment Adjusted EBITDA
Corporate (b)					(37.3)
Restructuring, impairment and other charges, net					(7.7)
Share-based compensation expense					(19.3)
Accelerated rent expense					(0.8)
Loss on sale of a business					(0.7)
Disposition-related expenses					(0.1)
Non-income tax, net					0.9
COVID-19 related recoveries, net					0.5
Gain on investments in equity securities					0.5
Gain on sale of long-lived assets					0.2
Depreciation and amortization					(46.3)
Interest expense, net					(9.2)
Investment and other income, net					3.0
Earnings before income taxes					$139.3

(a)
The significant expense categories align with the segment-level information that is regularly provided to the CODM. Segment Cost of sales, segment SG&A expenses and other segment items were adjusted to exclude certain items, as reflected in the Reconciliation of total segment Adjusted EBITDA section above, that are not included in the Segment Adjusted EBITDA profitability metric utilized by the CODM.
(b)
Corporate is not an operating segment and consists primarily of unallocated SG&A expenses.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Year Ended December 31,
	2024	2023	2022
Depreciation and amortization
Capital Markets - Software Solutions	$27.6	$29.8	$23.0
Capital Markets - Compliance and Communications Management	9.8	8.0	6.7
Investment Companies - Software Solutions	18.2	14.2	11.9
Investment Companies - Compliance and Communications Management	4.5	4.6	4.6
Total operating segments	60.1	56.6	46.2
Corporate	0.1	0.1	0.1
Total	$60.2	$56.7	$46.3

Capital expenditures
Capital Markets - Software Solutions	$32.5	$31.5	$27.0
Capital Markets - Compliance and Communications Management	7.7	7.4	5.0
Investment Companies - Software Solutions	21.1	18.8	15.6
Investment Companies - Compliance and Communications Management	2.7	1.8	3.0
Total operating segments	64.0	59.5	50.6
Corporate	1.9	2.3	3.6
Total	$65.9	$61.8	$54.2

Note 16. Geographic Area Information

The Company’s net sales and long-lived assets by geographic region for the years ended December 31, 2024, 2023 and 2022 were as follows:

	U.S.	Europe	Canada	Asia	Other	Consolidated
Year Ended December 31, 2024
Net sales	$699.2	$28.7	$26.6	$25.6	$1.8	$781.9
Long-lived assets (a)	140.6	0.2	0.2	6.3	—	147.3

Year Ended December 31, 2023
Net sales	$698.1	$31.0	$29.6	$36.6	$1.9	$797.2
Long-lived assets (a)	140.9	0.9	0.4	4.6	—	146.8

Year Ended December 31, 2022
Net sales	$718.5	$31.4	$33.7	$48.2	$1.8	$833.6
Long-lived assets (a)	135.3	5.6	0.5	11.5	—	152.9

(a)
Includes property, plant and equipment, net; software, net; operating lease right-of-use assets and other noncurrent assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Donnelley Financial Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Donnelley Financial Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2024, and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price by service or product and management’s assessment of realizable selling price. The Company’s unbilled receivables balance and contract asset balance were $24.1 million and $13.8 million, respectively, as of December 31, 2024.

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
•
We evaluated management’s estimation process by performing the following:
o
For unbilled receivables as of December 31, 2023, and 2024, we compared the related revenue billed subsequently throughout 2024 and January 2025, respectively, to the estimate recorded.
o
For contract assets as of December 31, 2023, we compared the related revenue billed subsequently throughout 2024 to the estimate recorded.
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

February 18, 2025

We have served as the Company's auditor since 2015.

UNAUDITED INTERIM FINANCIAL INFORMATION

(In millions, except per share data)

For the Year Ended December 31, 2024

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$203.4	$242.7	$179.5	$156.3	$781.9
Income from operations	44.6	64.5	18.2	9.3	136.6
Net earnings	33.3	44.1	8.7	6.3	92.4
Net earnings per share:
Basic	1.14	1.50	0.30	0.22	3.16
Diluted	1.09	1.47	0.29	0.21	3.06
Weighted-average number of common shares outstanding:
Basic	29.3	29.4	29.1	28.9	29.2
Diluted	30.5	30.0	29.9	29.9	30.2

Includes the following items:

	Pre-tax					After-tax
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Share-based compensation expense	$5.1	$7.4	$6.7	$6.0	$25.2	$0.6	$5.1	$4.7	$4.4	$14.8
Restructuring, impairment and other charges, net	1.8	1.3	1.4	2.1	6.6	1.3	1.0	1.0	1.7	5.0
Gain on sale of long-lived assets	(9.8)	—	—	—	(9.8)	(7.0)	—	—	—	(7.0)
Non-income tax, net	(0.4)	(0.3)	(0.3)	(0.1)	(1.1)	(0.3)	(0.2)	(0.1)	(0.1)	(0.7)
Gain on investments in equity securities	(0.1)	(0.3)	—	—	(0.4)	(0.1)	(0.2)	—	—	(0.3)
Gain on sale of a business	—	—	—	(0.4)	(0.4)	—	—	—	(0.3)	(0.3)

INDEX TO EXHIBITS

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc., as filed on May 19, 2023 with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on May 19, 2023)

3.3

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 14, 2023, filed on November 16, 2023)

4.1

Indenture, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.2

Description of the Donnelley Financial Solutions, Inc. Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated December 31, 2019, filed on February 26, 2020)

10.1

Amended and Restated Credit Agreement, dated as of May 21, 2021, as amended pursuant to the First Amendment, dated as of May 11, 2023, by and among Donnelley Financial Solutions, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated June 30, 2023, filed on August 2, 2023)

10.2

2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.3

Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2017, filed on May 23, 2017)*

10.4

Amendment to the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan dated April 17, 2019 (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A (file No. 001-37728) filed on April 22, 2019)*

10.5

Amendment to Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan dated June 27, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 10-Q dated June 30, 2019, filed on August 1, 2019)*

10.6

Donnelley Financial Solutions, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed on February 22, 2022)*

10.7

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to R.R Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.8

Donnelley Financial Solutions, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.9

Donnelley Financial Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.10

Donnelley Financial Solutions, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 15, 2020, filed on July 20, 2020)*

10.11

Letter Agreement to Employment Agreement, dated as of April 20, 2018, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 10, 2018, filed on April 16, 2018)*

10.12

Amended and Restated Employment Agreement, dated as of July 13, 2017, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 13, 2017, filed on July 14, 2017)*

10.13

Amendment dated as of July 15, 2020 to Amended and Restated Employment Agreement dated as of July 13, 2017 between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 15, 2020, filed on July 20, 2020)*

10.14

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and David A. Gardella (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.15

Waiver of Severance Benefits, dated as of June 1, 2017, by and between David A. Gardella and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.16

Assignment of Severance Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and Jennifer B. Reiners (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.17

Employment Agreement, dated as of March 21, 2016, between R. R. Donnelley & Sons Company and Craig Clay (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed on February 22, 2022)*

10.18

Waiver of Severance Benefits, dated as of June 16, 2017, by and between Craig Clay and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed February 22, 2022)*

10.19

Employment Agreement, dated as of June 9, 2010, between R. R. Donnelley & Sons Company and Eric Johnson (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed February 22, 2022)*

10.20

Waiver of Severance Benefits, dated as of June 19, 2017, by and between Eric Johnson and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K dated December 31, 2021, filed February 22, 2022)*

10.21

Waiver of Severance Benefits, dated as of June 1, 2017, by and between Jennifer B. Reiners and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

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

19.1	Donnelley Financial Solutions, Inc. Insider Trading and Window Period Policy (filed herewith)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

31.1	Certification by Daniel N. Leib, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by David A. Gardella, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1

Certification by Daniel N. Leib, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2

Certification by David A. Gardella, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

97.1

Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation, dated as of December 1, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K dated December 31, 2023, filed on February 20, 2024)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL and contained in Exhibit 101

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February 2025.

DONNELLEY FINANCIAL SOLUTIONS, INC.

By:	/ S / DAVID A. GARDELLA
David A. Gardella Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 18th day of February 2025.

Signature and Title	Signature and Title

/ S / DANIEL N. LEIB	/ S / CHARLES D. DRUCKER
Daniel N. Leib President and Chief Executive Officer, Director (Principal Executive Officer)	Charles D. Drucker Director

/ S / DAVID A. GARDELLA	/ S / JULIET S. ELLIS
David A. Gardella Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Juliet S. Ellis Director

/ S / KAMI S. TURNER	/ S / GARY G. GREENFIELD
Kami S. Turner Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	Gary G. Greenfield Director

/ S / RICHARD L. CRANDALL	/ S / LOIS M. MARTIN
Richard L. Crandall Chairman of the Board, Director	Lois M. Martin Director

/ S / LUIS A. AGUILAR	/ S / CHANDAR PATTABHIRAM
Luis A. Aguilar Director	Chandar Pattabhiram Director