Form 10-Q
period 2025-03-31
Donnelley Financial Solutions, Inc.
filed 2025-04-30
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☒

As of April 25, 2025, 27,638,838 shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

Forward-looking statements are not guarantees of future performance. These forward-looking statements are subject to a number of important factors, including those factors discussed in detail in Part I, Item 1A. Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 18, 2025 (the “Annual Report”), in addition to those discussed elsewhere in this Quarterly Report, that could cause the Company’s actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Operations

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Net sales
Software solutions	$84.6	$80.3
Tech-enabled services	76.5	82.9
Print and distribution	40.0	40.2
Total net sales	201.1	203.4
Cost of sales (a)
Software solutions	27.6	27.3
Tech-enabled services	27.3	30.6
Print and distribution	18.1	22.2
Total cost of sales	73.0	80.1
Selling, general and administrative expenses (a)	65.8	72.8
Depreciation and amortization	14.1	13.9
Restructuring, impairment and other charges, net	2.9	1.8
Other operating income, net	(0.5)	(9.8)
Income from operations	45.8	44.6
Interest expense, net	3.1	3.6
Investment and other loss (income), net	0.5	(0.4)
Earnings before income taxes	42.2	41.4
Income tax expense	11.2	8.1
Net earnings	$31.0	$33.3

Net earnings per share:
Basic	$1.08	$1.14
Diluted	$1.05	$1.09
Weighted average number of common shares outstanding:
Basic	28.7	29.3
Diluted	29.5	30.5

(a)
Exclusive of depreciation and amortization

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Net earnings	$31.0	$33.3

Other comprehensive income (loss), net of tax:
Translation adjustments	0.3	(0.5)
Adjustment for net periodic pension and other postretirement benefits plans	0.3	0.2
Other comprehensive income (loss), net of tax	0.6	(0.3)
Comprehensive income	$31.6	$33.0

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Balance Sheets

(in millions, except per share data)

(UNAUDITED)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$16.2	$57.3
Receivables, less allowances for expected losses of $25.3 in 2025 (2024 - $25.0)	198.2	138.0
Prepaid expenses and other current assets	28.5	37.2
Total current assets	242.9	232.5
Property, plant and equipment, net	8.1	8.9
Operating lease right-of-use assets	11.1	12.3
Software, net	97.4	96.5
Goodwill	405.4	405.4
Deferred income taxes, net	56.9	56.4
Other noncurrent assets	31.0	29.6
Total assets	$852.8	$841.6
LIABILITIES
Accounts payable	$38.4	$28.7
Current portion of long-term debt	5.8	—
Operating lease liabilities	10.1	10.3
Accrued liabilities	141.5	185.1
Total current liabilities	195.8	224.1
Long-term debt	183.7	124.7
Deferred compensation liabilities	11.1	12.2
Pension and other postretirement benefits plans liabilities	23.1	23.3
Noncurrent operating lease liabilities	4.3	6.4
Other noncurrent liabilities	14.9	14.8
Total liabilities	432.9	405.5
Commitments and Contingencies (Note 7)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and outstanding: 39.5 shares and 28.2 shares in 2025 (2024 - 38.9 shares and 28.7 shares)	0.4	0.4
Treasury stock, at cost: 11.3 shares in 2025 (2024 - 10.2 shares)	(398.4)	(344.1)
Additional paid-in capital	339.7	333.2
Retained earnings	559.5	528.5
Accumulated other comprehensive loss	(81.3)	(81.9)
Total equity	419.9	436.1
Total liabilities and equity	$852.8	$841.6

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Cash Flows

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net earnings	$31.0	$33.3
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	14.1	13.9
Provision for expected losses on accounts receivable	1.8	4.5
Share-based compensation expense	6.0	5.1
Deferred income taxes	(0.5)	(1.4)
Net pension plan expense (income)	0.5	(0.3)
Gain on sales of long-lived assets	(0.5)	(9.8)
Amortization of operating lease right-of-use assets	1.7	2.3
Other	0.7	0.2
Changes in operating assets and liabilities:
Receivables, net	(61.8)	(47.2)
Prepaid expenses and other current assets	1.6	(6.4)
Accounts payable	9.1	6.4
Income taxes payable and receivable	8.6	7.5
Accrued liabilities and other	(46.8)	(31.9)
Operating lease liabilities	(2.7)	(3.7)
Pension and other postretirement benefits plans contributions	(0.5)	(0.4)
Net cash used in operating activities	(37.7)	(27.9)
INVESTING ACTIVITIES
Capital expenditures	(13.3)	(12.3)
Proceeds from sale of long-lived assets	—	12.4
Proceeds from sales of investments in equity securities	—	0.1
Net cash (used in) provided by investing activities	(13.3)	0.2
FINANCING ACTIVITIES
Revolving facility borrowings	143.5	138.5
Payments on revolving facility borrowings	(68.5)	(58.5)
Payments on long-term debt	(125.0)	—
Proceeds from issuance of long-term debt	115.0	—
Debt issuance costs	(2.2)	—
Treasury share repurchases	(53.0)	(30.8)
Cash received for common stock issuances	0.6	—
Finance lease payments	(0.9)	(0.6)
Net cash provided by financing activities	9.5	48.6
Effect of exchange rate on cash and cash equivalents	0.4	(0.3)
Net (decrease) increase in cash and cash equivalents	(41.1)	20.6
Cash and cash equivalents at beginning of year	57.3	23.1
Cash and cash equivalents at end of period	$16.2	$43.7
Supplemental cash flow information:
Income taxes paid, net of refunds	$3.0	$1.9
Interest paid	$1.9	$2.8
Non-cash investing activities:
Capitalized software included in accounts payable	$0.5	$3.8

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	38.9	$0.4	10.2	$(344.1)	$333.2	$528.5	$(81.9)	$436.1
Net earnings	—	—	—	—	—	31.0	—	31.0
Other comprehensive income	—	—	—	—	—	—	0.6	0.6
Share-based compensation expense	—	—	—	—	6.0	—	—	6.0
Common stock repurchases	—	—	0.8	(42.1)	—	—	—	(42.1)
Issuance of share-based awards, net of withholdings and other	0.6	—	0.3	(12.2)	0.5	—	—	(11.7)
Balance at March 31, 2025	39.5	$0.4	11.3	$(398.4)	$339.7	$559.5	$(81.3)	$419.9

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	38.0	$0.4	8.9	$(262.1)	$305.7	$436.1	$(77.9)	$402.2
Net earnings	—	—	—	—	—	33.3	—	33.3
Other comprehensive loss	—	—	—	—	—	—	(0.3)	(0.3)
Share-based compensation expense	—	—	—	—	5.0	—	—	5.0
Common stock repurchases	—	—	0.1	(8.8)	—	—	—	(8.8)
Issuance of share-based awards, net of withholdings and other	0.8	—	0.4	(22.5)	—	—	—	(22.5)
Balance at March 31, 2024	38.8	$0.4	9.4	$(293.4)	$310.7	$469.4	$(78.2)	$408.9

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

Allowances for Expected Losses—Transactions affecting the current expected credit loss (“CECL”) reserve during the three months ended March 31, 2025 and 2024 were as follows:

	March 31,
	2025	2024
Balance, beginning of year	$25.0	$18.9
Provisions charged to expense	1.8	4.5
Write-offs, reclassifications and other	(1.5)	(2.7)
Balance, end of period	$25.3	$20.7

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The components of the CECL reserve balance at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Provision for accounts receivable	$24.6	$24.6
Provision for unbilled receivables and contract assets	0.7	0.4
Total	$25.3	$25.0

Assets Held for Sale—On March 29, 2024, the Company sold land for net proceeds of $13.2 million, of which $12.4 million was received in the first quarter of 2024. The Company recognized a net pre-tax gain of $10.6 million related to the sale, of which $9.8 million was recorded during the three months ended March 31, 2024. The net pre-tax gain was recorded in other operating income, net on the Unaudited Condensed Consolidated Statements of Operations within the Capital Markets - Compliance and Communications Management operating segment.

Property, Plant and Equipment, net—The components of the Company’s property, plant and equipment, net at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Land	$0.3	$0.3
Buildings	15.1	15.1
Machinery and equipment	55.6	56.0
	71.0	71.4
Less: Accumulated depreciation	(62.9)	(62.5)
Total	$8.1	$8.9

Depreciation expense was $1.2 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively.

Software, net—Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software was $12.9 million and $12.1 million for the three months ended March 31, 2025 and 2024, respectively.

Investments—The carrying value of the Company’s investments in equity securities was $6.3 million and $5.8 million at March 31, 2025 and December 31, 2024, respectively. The Company measures its equity securities that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires that an entity disclose consistent categories and greater disaggregation of information in the income tax rate reconciliation, income taxes paid disaggregated by jurisdiction, among other amendments that expand income tax disclosures. The standard is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the adoption of this standard on its disclosures to the consolidated financial statements.

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

Disaggregation of Revenue

The following table disaggregates revenue between software solutions, tech-enabled services and print and distribution by reportable segment:

	Three Months Ended March 31,
	2025				2024
	Software Solutions	Tech-enabled Services	Print and Distribution	Total	Software Solutions	Tech-enabled Services	Print and Distribution	Total
Capital Markets - Software Solutions	$51.9	$—	$—	$51.9	$53.0	$—	$—	$53.0
Capital Markets - Compliance and Communications Management	—	59.8	24.1	83.9	—	66.0	25.1	91.1
Investment Companies - Software Solutions	32.7	—	—	32.7	27.3	—	—	27.3
Investment Companies - Compliance and Communications Management	—	16.7	15.9	32.6	—	16.9	15.1	32.0
Total net sales	$84.6	$76.5	$40.0	$201.1	$80.3	$82.9	$40.2	$203.4

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Contract assets were $21.2 million and $13.8 million at March 31, 2025 and December 31, 2024, respectively. Generally, the contract assets balance is impacted by the recognition of additional revenue, amounts invoiced to customers and changes in the level of constraint applied to variable consideration. Amounts recognized as revenue exceeded the estimates for performance obligations satisfied in previous periods by approximately $11.9 million and $11.0 million for the three months ended March 31, 2025 and 2024, respectively, primarily due to changes in the Company’s estimate of variable consideration and the application of the constraint.

Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price and management’s assessment of realizable selling price. Unbilled receivables were $53.1 million and $24.1 million at March 31, 2025 and December 31, 2024, respectively. Unbilled receivables and contract assets are included in receivables, less allowances for expected losses on the Unaudited Condensed Consolidated Balance Sheets.

Contract liabilities consist of deferred revenue and progress billings, the majority of which is included in accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. The Company recognized $21.0 million and $19.1 million of revenue during the three months ended March 31, 2025 and 2024, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. Changes in contract liabilities were as follows:

	March 31,
	2025	2024
Balance, beginning of year	$52.9	$46.8
Deferral of revenue	68.7	41.2
Revenue recognized	(59.7)	(37.0)
Balance, end of period	$61.9	$51.0

Most of the Company’s contracts with significant remaining performance obligations have an initial expected duration of one year or less. As of March 31, 2025, the future estimated revenue related to unsatisfied or partially satisfied performance obligations under contracts with an original contractual term in excess of one year was approximately $165 million, of which approximately 51% is expected to be recognized as revenue over the succeeding twelve months, and the remainder recognized thereafter.

Note 3. Goodwill

Goodwill balances by reportable segment were as follows:

	Gross book value at December 31, 2024	Accumulated impairment charges at December 31, 2024	Net book value at December 31, 2024	Foreign exchange adjustments	Net book value at March 31, 2025
Capital Markets - Software Solutions	$99.9	$—	$99.9	$—	$99.9
Capital Markets - Compliance and Communications Management	252.5	—	252.5	—	252.5
Investment Companies - Software Solutions	53.0	—	53.0	—	53.0
Investment Companies - Compliance and Communications Management	40.6	(40.6)	—	—	—
Total	$446.0	$(40.6)	$405.4	$—	$405.4

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 4. Leases

The Company has operating leases for certain service centers, office space and equipment as well as finance leases, substantially all related to information technology equipment. The Company’s payments related to its operating and finance lease liabilities for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid related to operating leases	$2.9	$3.9
Cash paid related to finance leases	$0.9	$0.6

The components of lease expense for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease expense:
Operating lease expense	$1.9	$2.4
Sublease income	(0.9)	(1.1)
Net operating lease expense	$1.0	$1.3

Finance lease expense:
Amortization of right-of-use assets	$0.5	$0.6
Interest on lease liabilities	0.1	0.1
Total finance lease expense	$0.6	$0.7

The Company’s finance leases as of March 31, 2025 and December 31, 2024 are presented on the Company’s Unaudited Condensed Consolidated Balance Sheets as follows:

	March 31, 2025	December 31, 2024
Property, plant and equipment, net	$2.8	$2.9

Accrued liabilities	$2.3	$2.8
Other noncurrent liabilities	0.2	0.2
Total	$2.5	$3.0

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the three months ended March 31, 2025 and 2024, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Other Charges	Total
Three Months Ended March 31, 2025
Capital Markets - Software Solutions	$0.6	$—	$0.6
Capital Markets - Compliance and Communications Management	1.4	0.1	1.5
Investment Companies - Software Solutions	0.4	—	0.4
Investment Companies - Compliance and Communications Management	0.1	—	0.1
Corporate	0.3	—	0.3
Total	$2.8	$0.1	$2.9

	Employee Terminations	Other Charges	Total
Three Months Ended March 31, 2024
Capital Markets - Compliance and Communications Management	$0.5	$0.1	$0.6
Investment Companies - Software Solutions	0.1	—	0.1
Corporate	1.1	—	1.1
Total	$1.7	$0.1	$1.8

For the three months ended March 31, 2025, the Company recorded net restructuring charges of $2.8 million related to employee termination costs for approximately 40 employees, all of whom are expected to be terminated by December 31, 2025. The restructuring actions were primarily related to reorganization of certain capital markets operations.

For the three months ended March 31, 2024, the Company recorded restructuring charges of $1.7 million related to employee termination costs for approximately 10 employees, all of whom were terminated as of December 31, 2024. The restructuring actions were primarily related to certain changes in management structure and the consolidation of service delivery operations.

Restructuring Reserve – Employee Terminations

The Company’s employee terminations liability is included in accrued liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. Changes in the accrual for employee terminations during the three months ended March 31, 2025 were as follows:

Employee Terminations
Balance at December 31, 2024	$1.8
Restructuring charges, net	2.8
Cash paid	(1.8)
Balance at March 31, 2025	$2.8

Note 6. Retirement Plans

The components of estimated net pension plan expense (income) for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Interest cost	$2.6	$2.8
Expected return on assets	(2.5)	(3.4)
Amortization, net	0.4	0.3
Net pension plan expense (income)	$0.5	$(0.3)

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Pension Plan Termination

In August 2024, the Company executed an amendment to commence the process of terminating the Company’s primary defined benefit plan (the “Plan”). The Plan’s benefit obligation is expected to be settled by offering lump sum distributions to participants, followed by the purchase of annuity contracts to transfer the Plan’s remaining obligation to a third party. As settlement of the obligation will be funded with Plan assets, the Company expects to make a cash contribution to fully fund the Plan in 2025. The cash contribution amount will depend upon the nature and timing of participant lump sum settlements and prevailing market conditions. As termination of the Plan is considered probable, the Plan’s actuarial assumptions as of December 31, 2024 reflected the expected Plan termination. Pension settlement charges related to the Plan termination, which include the recognition of Plan losses recorded within accumulated other comprehensive loss on the Company’s Unaudited Condensed Consolidated Balance Sheets, are currently expected to occur in the second half of 2025. Finalization of the Plan termination is subject to certain conditions, including regulatory review, and the Company has the ability to change the effective date of the termination or revoke the decision to terminate the Plan.

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

Note 8. Debt

The Company’s debt as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Term Loan A Facility	$115.0	$125.0
Borrowings under the Revolving Facility	75.0	—
Unamortized debt issuance costs	(0.5)	(0.3)
Total debt	189.5	124.7
Less: current portion of long-term debt	5.8	—
Long-term debt	$183.7	$124.7

Credit Agreement—On March 13, 2025, the Company amended and restated its credit agreement dated as of September 30, 2016 (as in effect prior to such amendment and restatement, the “Credit Agreement,” and the Credit Agreement, as so amended and restated, the “Amended and Restated Credit Agreement”), by and among the Company, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, to provide for a $115.0 million term loan A facility (the “Term Loan A Facility”), establish a $300.0 million revolving facility (the “Revolving Facility”) with a maturity date of March 13, 2030 to replace the entire amount of the revolving facility and modify the financial maintenance and negative covenants in the Amended and Restated Credit Agreement, among other things. The Amended and Restated Credit Agreement contains a number of covenants, including a minimum Interest Coverage Ratio and the Consolidated Net Leverage Ratio, as defined in and calculated pursuant to the Amended and Restated Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Amended and Restated Credit Agreement generally allows annual dividend payments of up to $20.0 million in the aggregate.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Term Loan A Facility—The Company used the proceeds of the Term Loan A Facility and the Revolving Facility to retire the full $125.0 million of the Company’s then-outstanding Delayed Draw Term Loan A Facility. Under the Amended and Restated Credit Agreement, the Term Loan A Facility bears interest at a rate equal to the sum of the Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 2.00% to 2.50% based on the Company’s Consolidated Net Leverage Ratio. The principal amount of loans under the Term Loan A Facility are due and payable in equal quarterly installments of 1.25% of the original principal amount of the loans during the first three years after funding, beginning on June 30, 2025, and 2.50% of the original principal amount of the loans thereafter. Voluntary prepayments of the Term Loan A Facility are permitted at any time without premium or penalty. The entire unpaid principal amount of the loans will be due and payable in full on March 13, 2030. The fair value of the Term Loan A Facility and Delayed Draw Term Loan A Facility was $114.7 million and $125.0 million as of March 31, 2025 and December 31, 2024, respectively, and was determined to be Level 2 under the fair value hierarchy. The weighted-average interest rate on borrowings under the Term Loan A Facility and Delayed Draw Term Loan A Facility was 6.5% and 7.4% for the three months ended March 31, 2025 and 2024, respectively.

Revolving Facility—As of March 31, 2025, there were $75.0 million of borrowings outstanding under the Revolving Facility and there were no borrowings outstanding under the Revolving Facility as of December 31, 2024. The weighted-average interest rate on borrowings under the Revolving Facility was 7.0% and 7.9% for the three months ended March 31, 2025 and 2024, respectively. The fair value of the Company’s borrowing under the Revolving Facility is classified as Level 2 under the fair value hierarchy and approximated its carrying value as of March 31, 2025, as the Revolving Facility carries a variable rate of interest reflecting current market rates.

The following table summarizes interest expense, net included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2025	2024
Interest incurred	$3.3	$4.3
Interest income, net of loss on debt extinguishment	(0.2)	(0.7)
Interest expense, net	$3.1	$3.6

Note 9. Earnings per Share

Net earnings per basic share is calculated by dividing net earnings by the weighted-average number of common shares outstanding for the period. Net earnings per diluted share is computed using the weighted-average number of common and potentially dilutive shares outstanding during the period, including stock options, restricted stock units (“RSUs”), performance share units (“PSUs”) and restricted stock, using the treasury stock method.

The reconciliation of the numerator and denominator of the net earnings per basic and diluted share calculations for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Net earnings per share:
Basic	$1.08	$1.14
Diluted	$1.05	$1.09
Numerator:
Net earnings	$31.0	$33.3
Denominator:
Weighted average number of common shares outstanding	28.7	29.3
Dilutive awards	0.8	1.2
Diluted weighted average number of common shares outstanding	29.5	30.5
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	—	0.1

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 10. Share-based Compensation

The Company’s share-based compensation plan under which it may grant future awards, the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan (as amended, the “2016 PIP”), was approved by the Board of Directors (the “Board”) and the Company’s stockholders and provides incentives to key employees of the Company. Awards under the 2016 PIP may include cash or stock bonuses, stock options, stock appreciation rights, restricted stock, PSUs, performance cash awards or RSUs. In addition, non-employee members of the Board may receive awards under the 2016 PIP. Increases to the shares of common stock available for issuance under the 2016 PIP requires stockholder approval. On May 13, 2021, the Company’s stockholders voted and approved 3.4 million of additional shares of common stock for issuance under the 2016 PIP. At March 31, 2025, there were 1.5 million remaining shares of common stock reserved for future issuance under the 2016 PIP.

The Company recognizes compensation expense for share-based awards based on estimated grant date fair values and certain assumptions, as further disclosed in Note 12, Share-based Compensation, of the Annual Report.

Total share-based compensation expense was $6.0 million and $5.1 million for the three months ended March 31, 2025 and 2024, respectively. The income tax benefit related to share-based compensation expense was $2.3 million and $4.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, $53.4 million of total unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.2 years.

Stock Options

The Company did not grant stock options during the three months ended March 31, 2025. Stock option awards outstanding as of March 31, 2025 and December 31, 2024, and changes during the three months ended March 31, 2025, were as follows:

	Shares Under Option (thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2024	312	$18.22
Exercised	(25)	$22.35
Outstanding, vested and exercisable at March 31, 2025	287	$17.86

Restricted Stock Units

RSUs outstanding as of March 31, 2025 and December 31, 2024, and changes during the three months ended March 31, 2025, were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2024	621	$47.62
Granted	301	47.54
Vested	(251)	44.69
Forfeited	(13)	50.02
Nonvested at March 31, 2025	658	$48.65

As of March 31, 2025, $27.0 million of unrecognized share-based compensation expense related to RSUs is expected to be recognized over a weighted-average period of 2.3 years.

Performance Share Units

The fair value of PSUs granted prior to 2024 was based on the Company’s stock price on the grant date. PSUs granted in 2024 and 2025 (the “2024/2025 PSUs”) include a market condition related to the performance of the Company’s stock price relative to a peer group, or relative total shareholder return (“TSR”) modifier, which can affect the number of shares ultimately issued to grantees at the end of the three-year performance period. The grant date fair values of the 2024/2025 PSUs was determined based on a Monte Carlo valuation model. The total potential payout for the 2024/2025 PSUs is payable upon the achievement of certain established performance targets and can also be impacted by the TSR modifier. The total potential payout for the 2025 PSUs ranges from zero to 750 thousand shares.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

PSUs outstanding as of March 31, 2025 and December 31, 2024, and changes during the three months ended March 31, 2025, were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2024	753	$47.20
Granted	387	46.48
Vested	(335)	30.84
Forfeited	(20)	30.84
Nonvested at March 31, 2025	785	$54.24

During the three months ended March 31, 2025, 387 thousand PSUs were granted to certain executive officers and senior management, 300 thousand of which related to the 2025 performance grant and 87 thousand of which related to additional shares issued during the three months ended March 31, 2025 due to the achievement of certain targets for the year ended December 31, 2024.

Year Granted	Performance / Service Period	Estimated or Actual Attainment	PSUs Outstanding as of March 31, 2025 (thousands)	Estimated PSU Attainment or Actual PSUs Earned (thousands)
2025 (a)	2025	74% (c) (f)	30	22
2025 (a)	2026	(d)	30	—
2025 (a)	2027	(d)	30	—
2025 (a)	2025-2027	100% (e) (f)	60	60
2025 (a)	2025-2027	100% (e) (f)	150	150
			300	232

2024 (a)	2024	66% (f) (g)	23	15
2024 (a)	2025	52% (c) (f)	23	12
2024 (a)	2026	(d)	23	—
2024 (a)	2024-2026	50% (c) (f)	45	23
2024 (a)	2024-2026	100% (e) (f)	112	112
			226	162

2023 (b)	2023	140% (g)	66	92
2023 (b)	2024	94% (g)	64	60
2023 (b)	2025	119% (c)	64	76
2023 (b)	2023-2025	127% (c)	65	83
			259	311

(a)
The 2024/2025 PSUs contain five performance periods, including three annual performance periods and two three-year cumulative performance periods.
(b)
The PSU awards granted in 2023 consist of four performance periods, including three annual performance periods and one three-year cumulative performance period.
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
(f)
Attainment percentage does not include the TSR modifier that is determined at the end of the three-year cumulative performance period and applied to PSUs that are earned based on the achievement of the service and performance conditions.
(g)
Amounts represent actual attainment and actual PSUs earned as the performance period is complete.

As of March 31, 2025, $26.4 million of unrecognized share-based compensation expense related to PSUs is expected to be recognized over a weighted-average period of 2.0 years.

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

Common Stock Repurchases

On November 14, 2023, the Board authorized the repurchase of up to $150 million of the Company’s outstanding common stock commencing on January 1, 2024, with an expiration date of December 31, 2025. As of March 31, 2025, the remaining authorized amount was $49.5 million.

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

The Company’s stock repurchases for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Common stock repurchases	$41.8	$8.8
Number of shares repurchased	861,301	139,893
Average price paid per share	$48.57	$62.61

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 12. Comprehensive Income

The components of other comprehensive income (loss) and income tax expense allocated to each component for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31, 2025
	Before Tax	Income Tax	Net of Tax
Translation adjustments	$0.3	$—	$0.3
Adjustment for net periodic pension and other postretirement benefits plans	0.4	0.1	0.3
Other comprehensive income	$0.7	$0.1	$0.6

	Three Months Ended March 31, 2024
	Before Tax	Income Tax	Net of Tax
Translation adjustments	$(0.5)	$—	$(0.5)
Adjustment for net periodic pension and other postretirement benefits plans	0.3	0.1	0.2
Other comprehensive (loss) income	$(0.2)	$0.1	$(0.3)

The following tables summarize changes in accumulated other comprehensive loss by component for the three months ended March 31, 2025 and 2024:

	Pension and Other Postretirement Benefits Plans	Translation Adjustments	Total
Balance at December 31, 2024	$(66.4)	$(15.5)	$(81.9)
Other comprehensive income before reclassifications	—	0.3	0.3
Reclassifications, net of tax:
Amortization of net actuarial loss (a)	0.4	—	0.4
Less: Income tax expense	0.1	—	0.1
Reclassifications, net of tax	0.3	—	0.3
Net change in accumulated other comprehensive loss	0.3	0.3	0.6
Balance at March 31, 2025	$(66.1)	$(15.2)	$(81.3)

	Pension and Other Postretirement Benefits Plans	Translation Adjustments	Total
Balance at December 31, 2023	$(63.7)	$(14.2)	$(77.9)
Other comprehensive loss before reclassifications	—	(0.5)	(0.5)
Reclassifications, net of tax:
Amortization of net actuarial loss (a)	0.3	—	0.3
Less: Income tax expense	0.1	—	0.1
Reclassifications, net of tax	0.2	—	0.2
Net change in accumulated other comprehensive loss	0.2	(0.5)	(0.3)
Balance at March 31, 2024	$(63.5)	$(14.7)	$(78.2)

(a)
These accumulated other comprehensive loss components are included in the calculation of net periodic pension and other postretirement benefits plans expense (income) recognized in investment and other loss (income), net on the Unaudited Condensed Consolidated Statements of Operations (see Note 6, Retirement Plans).

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

Capital Markets – Software Solutions—The Company provides Venue and ActiveDisclosure subscriptions and related services (including service packages and services the Company performs on behalf of its clients with customer-facing software) to public and private companies to help manage public and private transactional and compliance processes; collaborate; and tag, validate and file SEC documents.

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

Investment Companies – Software Solutions—The Company provides clients with the Arc Suite platform that contains a comprehensive suite of cloud-based solutions, including subscriptions to ArcDigital, ArcPro, ArcRegulatory and ArcReporting as well as related services that enable storage and management of compliance and regulatory information in a self-service, central repository so that documents can be easily accessed, assembled, edited, tagged, translated, rendered and submitted to regulators and investors.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Information by Segment

The chief operating decision maker (“CODM”) regularly reviews segment net sales and segment Adjusted EBITDA to assess segment performance and to decide how to allocate resources. Segment Adjusted EBITDA is reviewed to monitor budget versus actual results, analyze historical trends in assessing performance and identify actions required to improve profitability. Segment Adjusted EBITDA is defined as earnings before interest expense, net, income tax expense, depreciation and amortization and adjusted to exclude the impact of certain costs, expenses, gains, losses and other items, as reflected in the Reconciliation of total segment Adjusted EBITDA sections below, which management believes are not indicative of ongoing operations and segment performance. As the CODM does not review segment assets to evaluate segment performance, segment assets are not disclosed.

The following tables include selected financial data for the Company’s reportable segments for the three months ended March 31, 2025 and 2024:

	Capital Markets - Software Solutions	Capital Markets - Compliance and Communications Management	Investment Companies - Software Solutions	Investment Companies - Compliance and Communications Management	Total
Three Months Ended March 31, 2025
Net sales	$51.9	$83.9	$32.7	$32.6	$201.1
Less:
Cost of sales (a)	14.3	30.4	13.3	16.2
SG&A expenses (a)	23.6	16.9	6.7	4.2
Other segment items (a)	0.1	(0.1)	(0.1)	—
Segment Adjusted EBITDA	$13.9	$36.7	$12.8	$12.2	$75.6
Reconciliation of total segment Adjusted EBITDA
Corporate (b)					(7.4)
Restructuring, impairment and other charges, net					(2.9)
Share-based compensation expense					(6.0)
Gain on sale of long-lived assets					0.5
Non-income tax, net					0.1
Depreciation and amortization					(14.1)
Interest expense, net					(3.1)
Investment and other loss, net					(0.5)
Earnings before income taxes					$42.2

Three Months Ended March 31, 2024
Net sales	$53.0	$91.1	$27.3	$32.0	$203.4
Less:
Cost of sales (a)	14.8	34.4	12.5	18.9
SG&A expenses (a)	22.4	25.3	6.7	4.9
Other segment items (a)	—	—	0.1	—
Segment Adjusted EBITDA	$15.8	$31.4	$8.0	$8.2	$63.4
Reconciliation of total segment Adjusted EBITDA
Corporate (b)					(8.2)
Restructuring, impairment and other charges, net					(1.8)
Share-based compensation expense					(5.1)
Gain on sale of long-lived assets					9.8
Non-income tax, net					0.4
Gain on investments in equity securities					0.1
Depreciation and amortization					(13.9)
Interest expense, net					(3.6)
Investment and other income, net					0.3
Earnings before income taxes					$41.4

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Three Months Ended March 31,
	2025	2024
Depreciation and amortization
Capital Markets - Software Solutions	$7.0	$6.5
Capital Markets - Compliance and Communications Management	1.4	2.1
Investment Companies - Software Solutions	4.8	4.2
Investment Companies - Compliance and Communications Management	0.9	1.1
Total operating segments	14.1	13.9
Corporate	—	—
Total	$14.1	$13.9

Capital expenditures
Capital Markets - Software Solutions	$6.2	$3.7
Capital Markets - Compliance and Communications Management	2.0	1.9
Investment Companies - Software Solutions	4.5	5.1
Investment Companies - Compliance and Communications Management	0.5	1.1
Total operating segments	13.2	11.8
Corporate	0.1	0.5
Total	$13.3	$12.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), unless otherwise specified or the context otherwise requires, the “Company” or “DFIN” refer to Donnelley Financial Solutions, Inc. and its consolidated subsidiaries. MD&A should be read together with the Company’s Unaudited Condensed Consolidated Financial Statements and the related notes thereto, as well as the Company’s audited Consolidated Financial Statements and the related notes thereto within its Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025 (the “Annual Report”).

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

Market Volatility/Cyclicality and Seasonality

The Company’s Capital Markets segments (CM-SS and CM-CCM), in particular, are subject to market volatility, as the demand for the transactional and Venue offerings is largely dependent on the global market for initial public offerings (“IPOs”), secondary offerings, mergers and acquisitions (“M&A”), public and private debt offerings, leveraged buyouts, spinouts, special purpose acquisition company (“SPAC”) and de-SPAC transactions and other similar transactions. A variety of factors impact the global markets for transactions, including economic activity levels, interest rates, market volatility, the regulatory and political environment, tariffs and trade policy, geopolitical and civil unrest and global pandemics, among others. Due to the significant net sales and profitability derived from transactional and Venue offerings, market volatility can lead to uneven financial performance when comparing to previous periods. U.S. IPOs, M&A transactions and public debt offerings were also previously disrupted by U.S. federal government shutdowns, and any future government shutdowns or other factors impacting the attractiveness of U.S. capital markets could result in additional volatility. The Company’s compliance offerings, supporting the quarterly and annual public company reporting processes through its filing services and ActiveDisclosure, as well as its Investment Companies segments (IC-SS and IC-CCM) regulatory and stockholder communications offerings, including Arc Suite, are less impacted by market volatility. The Company's overall risk profile is balanced by offering services in higher demand during a down market, such as document management tools for the bankruptcy/restructuring process and by moving upstream in the transactional process with products like Venue.

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

Capital Markets – Software Solutions—The CM-SS segment provides Venue and ActiveDisclosure subscriptions and related services (including service packages and services the Company performs on behalf of its clients with customer-facing software) to public and private companies to help manage public and private transactional and compliance processes; collaborate; and tag, validate and file SEC documents.

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

Investment Companies – Software Solutions—The IC-SS segment provides clients with the Arc Suite platform that contains a comprehensive suite of cloud-based solutions, including subscriptions to ArcDigital, ArcPro, ArcRegulatory and ArcReporting as well as related services that enable storage and management of compliance and regulatory information in a self-service, central repository so that documents can be easily accessed, assembled, edited, tagged, translated, rendered and submitted to regulators and investors.

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

Executive Overview

First Quarter Overview

Net sales for the three months ended March 31, 2025 decreased by $2.3 million, or 1.1%, to $201.1 million from $203.4 million for the three months ended March 31, 2024, including a $0.7 million, or 0.3%, decrease due to changes in foreign currency exchange rates. Net sales decreased primarily due to a $6.4 million decrease in tech-enabled services net sales, as a result of lower capital markets compliance volumes, partially offset by higher software solutions net sales of $4.3 million, driven primarily by a $3.0 million increase in net sales from the Company’s Tailored Shareholder Reporting (“TSR”) offering.

Income from operations for the three months ended March 31, 2025 increased by $1.2 million, or 2.7%, to $45.8 million from $44.6 million for the three months ended March 31, 2024, primarily due to lower cost of sales of $7.1 million, lower SG&A expenses of $7.0 million and an increase in software solutions net sales of $4.3 million, partially offset by a net gain of $9.8 million on the sale of land during the three months ended March 31, 2024 and lower tech-enabled services net sales of $6.4 million.

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

The chief operating decision maker regularly reviews segment net sales and segment Adjusted EBITDA to assess segment performance and to decide how to allocate resources. Segment Adjusted EBITDA is defined as earnings before interest expense, net, income tax expense, depreciation and amortization and adjusted to exclude the impact of certain costs, expenses, gains, losses and other items, as further described in Note 13, Segment Information, which management believes are not indicative of ongoing operations and segment performance. Presentation of segment profitability for the three months ended March 31, 2024 was revised to be comparable to the current period presentation. Corporate is not an operating segment and consists primarily of unallocated SG&A expenses. See Note 13, Segment Information, for a reconciliation of Segment Adjusted EBITDA to consolidated earnings before income taxes.

In the financial review that follows, the Company discusses its unaudited condensed consolidated results of operations, segment net sales, Segment Adjusted EBITDA, financial position, cash flows and certain other information. The Company’s cost of sales as a percentage of net sales, consolidated income from operations, Segment Adjusted EBITDA and Segment Adjusted EBITDA margin may be affected by sales mix (i.e., a higher proportion of sales of higher or lower margin services or products relative to total sales). Sales mix can vary period to period and is impacted by regulatory filing seasonality and global capital markets volatility. This discussion should be read in conjunction with the Company’s Unaudited Condensed Consolidated Financial Statements and the related notes thereto.

Results of Operations for the Three Months Ended March 31, 2025 as Compared to the Three Months Ended March 31, 2024

The following table shows the results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Net sales
Software solutions	$84.6	$80.3	$4.3	5.4%
Tech-enabled services	76.5	82.9	(6.4)	(7.7%)
Print and distribution	40.0	40.2	(0.2)	(0.5%)
Total net sales	201.1	203.4	(2.3)	(1.1%)
Cost of sales (a)
Software solutions	27.6	27.3	0.3	1.1%
Tech-enabled services	27.3	30.6	(3.3)	(10.8%)
Print and distribution	18.1	22.2	(4.1)	(18.5%)
Total cost of sales	73.0	80.1	(7.1)	(8.9%)
Selling, general and administrative expenses (a)	65.8	72.8	(7.0)	(9.6%)
Depreciation and amortization	14.1	13.9	0.2	1.4%
Restructuring, impairment and other charges, net	2.9	1.8	1.1	61.1%
Other operating income, net	(0.5)	(9.8)	9.3	(94.9%)
Income from operations	45.8	44.6	1.2	2.7%
Interest expense, net	3.1	3.6	(0.5)	(13.9%)
Investment and other loss (income), net	0.5	(0.4)	0.9	nm
Earnings before income taxes	42.2	41.4	0.8	1.9%
Income tax expense	11.2	8.1	3.1	38.3%
Net earnings	$31.0	$33.3	$(2.3)	(6.9%)

(a)
Exclusive of depreciation and amortization

nm – Not meaningful

Consolidated

Net sales of software solutions of $84.6 million for the three months ended March 31, 2025 increased $4.3 million, or 5.4%, as compared to the three months ended March 31, 2024. Net sales of software solutions increased due to $3.0 million of higher net sales from the Company’s TSR offering, $2.4 million of increases in non-TSR related Arc Suite net sales and $2.1 million of higher ActiveDisclosure net sales, partially offset by lower Venue net sales of $3.2 million.

Net sales of tech-enabled services of $76.5 million for the three months ended March 31, 2025 decreased $6.4 million, or 7.7%, as compared to the three months ended March 31, 2024. Net sales of tech-enabled services decreased primarily due to $6.2 million of lower capital markets net sales, largely driven by a decline in compliance volumes.

Net sales of print and distribution of $40.0 million for the three months ended March 31, 2025 decreased $0.2 million, or 0.5%, as compared to the three months ended March 31, 2024. Net sales of print and distribution decreased primarily due to lower capital markets net sales of $1.0 million, as a result of a decline in compliance volumes, partially offset by higher investment companies net sales of $0.8 million, as a result of higher investment companies transactional volumes.

Software solutions cost of sales of $27.6 million for the three months ended March 31, 2025 increased $0.3 million, or 1.1%, as compared to the three months ended March 31, 2024 primarily due to higher sales volumes. As a percentage of software solutions net sales, software solutions cost of sales decreased 1.4%, primarily driven by Arc Suite price increases.

Tech-enabled services cost of sales of $27.3 million for the three months ended March 31, 2025 decreased $3.3 million, or 10.8%, as compared to the three months ended March 31, 2024. Tech-enabled services cost of sales decreased primarily due to lower sales volumes. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales decreased 1.2%, primarily driven by a higher proportion of transactional net sales, which generally have higher margins, as compared to compliance net sales.

Print and distribution cost of sales of $18.1 million for the three months ended March 31, 2025 decreased $4.1 million, or 18.5%, as compared to the three months ended March 31, 2024. Print and distribution cost of sales decreased primarily due to a favorable change in the mix of certain investment companies print and distribution compliance net sales. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 9.9%.

SG&A expenses of $65.8 million for the three months ended March 31, 2025 decreased $7.0 million, or 9.6%, as compared to the three months ended March 31, 2024. SG&A expenses decreased primarily due to lower bad debt expense of $2.7 million, lower selling and marketing expenses of $2.0 million and cost control initiatives. As a percentage of net sales, SG&A expenses decreased to 32.7% for the three months ended March 31, 2025 from 35.8% for the three months ended March 31, 2024.

Depreciation and amortization of $14.1 million for the three months ended March 31, 2025 increased $0.2 million, or 1.4%, as compared to the three months ended March 31, 2024.

Restructuring, impairment and other charges, net of $2.9 million for the three months ended March 31, 2025 increased $1.1 million, or 61.1%, as compared to the three months ended March 31, 2024. For the three months ended March 31, 2025, these charges included $2.8 million of employee termination costs for approximately 40 employees. For the three months ended March 31, 2024, these charges included $1.7 million of employee termination costs for approximately 10 employees.

Other operating income, net of $9.8 million for the three months ended March 31, 2024 included a net gain of $9.8 million on the sale of land.

Income from operations of $45.8 million for the three months ended March 31, 2025 increased $1.2 million, or 2.7%, as compared to the three months ended March 31, 2024 primarily due to lower cost of sales of $7.1 million, lower SG&A expenses of $7.0 million and an increase in software solutions net sales of $4.3 million, partially offset by a net gain of $9.8 million on the sale of land during the three months ended March 31, 2024 and lower tech-enabled services net sales of $6.4 million.

Interest expense, net of $3.1 million for the three months ended March 31, 2025 decreased $0.5 million, or 13.9%, as compared to the three months ended March 31, 2024. Interest expense, net decreased due to lower average borrowings of $34.4 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 and a 0.9% decrease in the weighted-average interest rate on borrowings for each of the Term Loan A Facility and the Revolving Facility, as further described in Note 8, Debt, to the Unaudited Condensed Consolidated Financial Statements.

The effective income tax rate was 26.5% for the three months ended March 31, 2025, as compared to 19.6% for the three months ended March 31, 2024. The increase in the effective income tax rate was primarily driven by a decrease in the net favorable impact of discrete adjustments.

Information by Segment

The following tables summarize net sales, Segment Adjusted EBITDA and Segment Adjusted EBITDA margin within each of the operating segments for the three months ended March 31, 2025 and 2024:

Capital Markets – Software Solutions

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Net sales	$51.9	$53.0	$(1.1)	(2.1%)
Segment Adjusted EBITDA	13.9	15.8	(1.9)	(12.0%)
Segment Adjusted EBITDA margin	26.8%	29.8%

Net sales of $51.9 million for the three months ended March 31, 2025 decreased $1.1 million, or 2.1%, as compared to the three months ended March 31, 2024, due to lower Venue net sales of $3.2 million driven by lower volumes, partially offset by higher ActiveDisclosure net sales of $2.1 million primarily driven by higher volumes.

Segment Adjusted EBITDA of $13.9 million for the three months ended March 31, 2025 decreased $1.9 million, or 12.0%, as compared to the three months ended March 31, 2024, primarily due to an increase in SG&A expenses of $1.2 million, largely driven by higher selling expense.

Segment Adjusted EBITDA margin decreased by approximately 300 basis points (“bps“) from 29.8% for the three months ended March 31, 2024 to 26.8% for the three months ended March 31, 2025, primarily due to an approximately 320 bps increase in SG&A expenses as a percentage of net sales.

Capital Markets – Compliance and Communications Management

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Net sales	$83.9	$91.1	$(7.2)	(7.9%)
Segment Adjusted EBITDA	36.7	31.4	5.3	16.9%
Segment Adjusted EBITDA margin	43.7%	34.5%

Net sales of $83.9 million for the three months ended March 31, 2025 decreased $7.2 million, or 7.9%, as compared to the three months ended March 31, 2024 primarily due to lower tech-enabled services net sales of $6.2 million, largely driven by a decline in compliance volumes.

Segment Adjusted EBITDA of $36.7 million for the three months ended March 31, 2025 increased $5.3 million, or 16.9%, as compared to the three months ended March 31, 2024, as lower SG&A expenses of $8.4 million and lower cost of sales of $4.0 million more than offset the $7.2 million decline in net sales. The decrease in SG&A expenses was primarily attributable to lower selling and marketing expenses of $4.2 million and lower bad debt expense of $2.4 million, whereas lower cost of sales of $4.0 million was primarily due to lower sales volumes.

Segment Adjusted EBITDA margin increased by approximately 920 bps from 34.5% for the three months ended March 31, 2024 to 43.7% for the three months ended March 31, 2025, primarily due to an approximately 770 bps decrease in SG&A expenses as a percentage of net sales.

Investment Companies – Software Solutions

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Net sales	$32.7	$27.3	$5.4	19.8%
Segment Adjusted EBITDA	12.8	8.0	4.8	60.0%
Segment Adjusted EBITDA margin	39.1%	29.3%

Net sales of $32.7 million for the three months ended March 31, 2025 increased $5.4 million, or 19.8%, as compared to the three months ended March 31, 2024. Net sales increased primarily due to $3.0 million of higher net sales from the Company’s TSR offering within ArcReporting and ArcDigital, as well as an increase in non-TSR-related ArcReporting net sales of $2.2 million, largely driven by price increases.

Segment Adjusted EBITDA of $12.8 million for the three months ended March 31, 2025 increased $4.8 million, or 60.0%, as compared to the three months ended March 31, 2024, primarily due to higher net sales of $5.4 million.

Segment Adjusted EBITDA margin increased by approximately 980 bps from 29.3% for the three months ended March 31, 2024 to 39.1% for the three months ended March 31, 2025, primarily due to price increases.

Investment Companies – Compliance and Communications Management

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Net sales	$32.6	$32.0	$0.6	1.9%
Segment Adjusted EBITDA	12.2	8.2	4.0	48.8%
Segment Adjusted EBITDA margin	37.4%	25.6%

Net sales of $32.6 million for the three months ended March 31, 2025 increased $0.6 million, or 1.9%, as compared to the three months ended March 31, 2024 primarily due to higher transactional volumes.

Segment Adjusted EBITDA of $12.2 million for the three months ended March 31, 2025 increased $4.0 million, or 48.8%, as compared to the three months ended March 31, 2024, primarily due to certain higher margin print and distribution compliance net sales.

Segment Adjusted EBITDA margin increased by approximately 1,180 bps from 25.6% for the three months ended March 31, 2024 to 37.4% for the three months ended March 31, 2025, primarily due to an approximately 940 bps decrease in cost of sales as a percentage of net sales.

Corporate

The following table summarizes unallocated expenses within Corporate:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Unallocated expenses	$7.4	$8.2

Corporate unallocated expenses of $7.4 million for the three months ended March 31, 2025 decreased $0.8 million, or 9.8%, as compared to the three months ended March 31, 2024, primarily due to lower healthcare expense.

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

Adjusted EBITDA is not presented in accordance with GAAP and has important limitations as an analytical tool. These measures should not be considered as a substitute for analysis of the Company’s results as reported under GAAP. In addition, these measures are defined differently by different companies and, accordingly, such measures may not be comparable to similarly-titled measures of other companies. In addition to the factors listed above, share-based compensation expense is excluded from Adjusted EBITDA. Although share-based compensation is a key incentive offered to certain Company employees, business performance is evaluated excluding share-based compensation expense. Depending upon the size, timing and the terms of grants, share-based compensation expense may vary but will recur in future periods.

The following table reconciles net earnings to Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net earnings	$31.0	$33.3
Restructuring, impairment and other charges, net	2.9	1.8
Share-based compensation expense	6.0	5.1
Gain on sales of long-lived assets	(0.5)	(9.8)
Non-income tax, net	(0.1)	(0.4)
Gain on investments in equity securities	—	(0.1)
Depreciation and amortization	14.1	13.9
Interest expense, net	3.1	3.6
Investment and other loss (income), net	0.5	(0.3)
Income tax expense	11.2	8.1
Adjusted EBITDA	$68.2	$55.2

Restructuring, impairment and other charges, net—Included employee termination costs of $2.8 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively. Refer to Note 5, Restructuring, Impairment and Other Charges, net, to the Unaudited Condensed Consolidated Financial Statements for additional information.

Share-based compensation expense—Included charges of $6.0 million and $5.1 million for the three months ended March 31, 2025 and 2024, respectively. Refer to Note 10, Share-based Compensation, to the Unaudited Condensed Consolidated Financial Statements for additional information.

Gain on sales of long-lived assets—The three months ended March 31, 2025 included a gain of $0.5 million on the sale of long-lived assets. The three months ended March 31, 2024 included a net gain of $9.8 million related to the sale of land. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the Unaudited Condensed Consolidated Financial Statements for additional information.

Non-income tax, net—Included income of $0.1 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively, related to certain estimated non-income tax exposures previously accrued by the Company.

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

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes. The Company has the ability to repatriate foreign cash, associated with foreign earnings previously subjected to U.S. tax, with minimal additional tax consequences. The Company maintains its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S., with the exception of the previously taxed foreign earnings already subject to U.S. tax. The Company did not repatriate excess cash at its foreign subsidiaries to the U.S. during the three months ended March 31, 2025. The Company repatriated $30.0 million of excess cash of previously taxed earnings at its foreign subsidiaries to the U.S. during the year ended December 31, 2024. The Company is evaluating whether to make any cash repatriations in the future.

The Organization for Economic Co-operation and Development’s (“OECD”) current project, widely known as Anti-Base Erosion and Profit Shifting, seeks to address tax challenges arising in the global economy by introducing a global minimum corporate tax of 15%, referred to as Pillar Two, and several mechanisms to ensure tax is paid (the “GloBE Model Rules”). Policymakers across jurisdictions have begun adopting the GloBE Model Rules to implement a global minimum corporate tax rate of 15%. The OECD continues to release administrative guidance and many countries in which the Company operates have adopted or have proposed legislation to adopt Pillar Two. Many aspects of the minimum tax directive became effective beginning in 2024, with certain additional impacts coming into effect beginning in 2025 and beyond. The Company is monitoring enacted legislation and effective dates in its jurisdictions of operations. The Pillar Two framework did not have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2025 and the Company does not expect enacted legislation to have a material impact in future periods.

Cash and cash equivalents were $16.2 million at March 31, 2025, which included $2.5 million in the U.S. and $13.7 million at international locations.

The following table describes the Company’s cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net cash used in operating activities	$(37.7)	$(27.9)
Net cash (used in) provided by investing activities	(13.3)	0.2
Net cash provided by financing activities	9.5	48.6
Effect of exchange rate on cash and cash equivalents	0.4	(0.3)
Net (decrease) increase in cash and cash equivalents	$(41.1)	$20.6

Cash Flows Used in Operating Activities

Operating cash inflows and outflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor, rent and other operating activities.

Net cash used in operating activities was $37.7 million for the three months ended March 31, 2025 as compared to $27.9 million for the three months ended March 31, 2024. The unfavorable change in cash used in operating activities of $9.8 million was primarily due to the following factors:

•
Accrued liabilities and other decreased operating cash flows by $14.9 million more during the three months ended March 31, 2025 (a $46.8 million decrease for the three months ended March 31, 2025, as compared to a $31.9 million decrease for the three months ended March 31, 2024), primarily due to higher 2025 payments of employee-related compensation, including incentive compensation and sales commissions, as a result of the Company’s 2024 operating results.
•
Receivables, net decreased operating cash flow by $14.6 million more during the three months ended March 31, 2025 (a $61.8 million decrease for the three months ended March 31, 2025, as compared to a $47.2 million decrease for the three months ended March 31, 2024), due to timing of collections.
•
Prepaid expenses and other current assets increased operating cash flows by $8.0 million more during the three months ended March 31, 2025 (a $1.6 million increase for the three months ended March 31, 2025, as compared to a $6.4 million decrease for the three months ended March 31, 2024), primarily due to the timing of January 2025 payroll payments of $7.5 million.

Cash Flows (Used in) Provided by Investing Activities

Net cash used in investing activities was $13.3 million for the three months ended March 31, 2025, which consisted of $13.3 million of capital expenditures, substantially all related to investments in software development. The Company currently expects capital expenditures to be approximately $65 million to $70 million for the year ending December 31, 2025.

Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2024, which primarily consisted of $12.4 million of proceeds from the sale of land, partially offset by $12.3 million of capital expenditures, substantially all related to investments in software development.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $9.5 million for the three months ended March 31, 2025. During the three months ended March 31, 2025, the Company received $143.5 million of proceeds from the Revolving Facility borrowings, partially offset by $68.5 million of payments on the Revolving Facility borrowings. During the three months ended March 31, 2025, the Company made $125.0 million of payments on long-term debt to retire the full amount of the Company’s then-outstanding Delayed Draw Term Loan A Facility, partially offset by proceeds of $115.0 million from the Term Loan A Facility. The Company’s common stock repurchases for the three months ended March 31, 2025 totaled $53.0 million, which included $40.8 million of repurchases under the stock repurchase program and $12.2 million associated with vesting of the Company’s equity awards.

Net cash provided by financing activities was $48.6 million for the three months ended March 31, 2024. During the three months ended March 31, 2024, the Company received $138.5 million of proceeds from the Revolving Facility borrowings, partially offset by $58.5 million of payments on the Revolving Facility borrowings. The Company’s common stock repurchases for the three months ended March 31, 2024 totaled $30.8 million, which included $22.5 million of associated with vesting of the Company’s equity awards and $8.3 million of repurchases under the stock repurchase program.

Debt

The Company’s debt as of March 31, 2025 and December 31, 2024 consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Term Loan A Facility	$115.0	$125.0
Borrowings under the Revolving Facility	75.0	—
Unamortized debt issuance costs	(0.5)	(0.3)
Total debt	189.5	124.7
Less: current portion of long-term debt	5.8	—
Long-term debt	$183.7	$124.7

The Company’s debt maturity schedule as of March 31, 2025 is shown in the table below:

	Payments Due In
	Total	2025	2026	2027	2028	2029	2030 and thereafter
	(in millions)
Term Loan A Facility (a)	$115.0	$4.3	$5.8	$5.8	$10.0	$11.5	$77.6

(a)
Excludes unamortized debt issuance costs of $0.5 million, which do not represent contractual commitments with a fixed amount or maturity date.

Credit Agreement—On March 13, 2025, the Company amended and restated its credit agreement dated as of September 30, 2016 (as in effect prior to such amendment and restatement, the “Credit Agreement,” and the Credit Agreement, as so amended and restated, the “Amended and Restated Credit Agreement”), by and among the Company, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, to provide for a $115.0 million term loan A facility (the “Term Loan A Facility”), establish a $300.0 million revolving facility (the “Revolving Facility”) with a maturity date of March 13, 2030 to replace the entire amount of the revolving facility and modify the financial maintenance and negative covenants in the Amended and Restated Credit Agreement, among other things. The Amended and Restated Credit Agreement contains a number of covenants, including a minimum Interest Coverage Ratio and the Consolidated Net Leverage Ratio, as defined in and calculated pursuant to the Amended and Restated Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Amended and Restated Credit Agreement generally allows annual dividend payments of up to $20.0 million in the aggregate. Each of these covenants is subject to important exceptions and qualifications. Refer to Note 8, Debt, for additional information.

The Company used the proceeds of the Term Loan A Facility and the Revolving Facility to retire the full $125.0 million of the Company’s then-outstanding Delayed Draw Term Loan A Facility. Under the Amended and Restated Credit Agreement, the Term Loan A Facility bears interest at a rate equal to the sum of the Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 2.00% to 2.50% based on the Company’s Consolidated Net Leverage Ratio. The principal amount of loans under the Term Loan A Facility are due and payable in equal quarterly installments of 1.25% of the original principal amount of the loans during the first three years after funding, beginning on June 30, 2025, and 2.50% of the original principal amount of the loans thereafter. Voluntary prepayments of the Term Loan A Facility are permitted at any time without premium or penalty. The entire unpaid principal amount of the loans will be due and payable in full on March 13, 2030.

As of March 31, 2025, there were $75.0 million of borrowings outstanding under the Revolving Facility as well as $1.6 million in outstanding letters of credit and bank guarantees, of which $1.0 million of the outstanding letters of credit reduced the availability under the Revolving Facility. Based on the Company’s results of operations for the twelve months ended March 31, 2025 and existing debt, the Company would have had the ability to utilize the remaining $224.0 million of the Revolving Facility and not have been in violation of the terms of the agreement.

The current availability under the Revolving Facility and net available liquidity as of March 31, 2025 are shown in the table below:

March 31, 2025
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	75.0
Impact on availability related to outstanding letters of credit	1.0
$76.0

Current availability	$224.0
Cash and cash equivalents	16.2
Net Available Liquidity	$240.2

The Company was in compliance with its debt covenants as of March 31, 2025, and expects to remain in compliance based on management’s estimates of operating and financial results for fiscal year 2025 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of March 31, 2025, the Revolving Facility is supported by thirteen U.S. and international financial institutions.

As of March 31, 2025, the Company met all the conditions required to borrow under the Revolving Facility, and management expects the Company to continue to meet the applicable borrowing conditions.

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

Item 4. Controls and Procedures

(a)
Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

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

Item 1A. Risk Factors

There were no material changes during the three months ended March 31, 2025 to the risk factors identified in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
January 1, 2025 - January 31, 2025	84,984	$61.50	84,984	$86,069,462
February 1, 2025 - February 28, 2025	209,882	51.79	209,882	75,198,763
March 1, 2025 - March 31, 2025 (b)	824,712	46.05	566,435	49,459,659
Total	1,119,578	$48.30	861,301

(a)
As further described in Note 11, Capital Stock, to the Unaudited Condensed Consolidated Financial Statements, on November 14, 2023, the Company’s Board of Directors authorized the repurchase of up to $150 million of the Company’s outstanding common stock commencing on January 1, 2024, with an expiration date of December 31, 2025. The stock repurchase program may be suspended or discontinued at any time. The timing and amount of any shares repurchased are determined by the Company based on its evaluation of market conditions and other factors and may be completed from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so.
(b)
Includes 30,000 shares, valued at $1.3 million, for which the Company placed orders prior to March 31, 2025 that were not settled until the second quarter of 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director or Officer Adoption or Termination of Trading Agreements

On March 19, 2025, Daniel N. Leib, the Company’s President and Chief Executive Officer, adopted a trading plan with respect to the exercise of 47,400 vested stock options and the subsequent sale of the underlying common stock and the sale of 10,000 shares of common stock, granted to Mr. Leib as equity incentive compensation (the “Leib Plan”). The Leib Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Pursuant to the Leib Plan, if the market price of the Company’s common stock is within a specified price range during a trading window between August 14, 2025 and September 30, 2025 (the “Trading Window”), up to 47,400 stock options will be exercised and the underlying shares of common stock will be sold at market prices. If the market price of the Company’s common stock reaches a specified price during the Trading Window, up to 10,000 shares of common stock will be sold at the market price.

Item 6. Exhibits

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc., as filed on May 19, 2023 with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 19, 2023)

3.3

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 14, 2023, filed on November 16, 2023)

10.1

Amended and Restated Credit Agreement, dated as of March 13, 2025, by and among Donnelley Financial Solutions, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 13, 2025, filed on March 14, 2025)

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

Date: April 30, 2025