Form 10-Q
period 2025-06-30
Donnelley Financial Solutions, Inc.
filed 2025-07-31
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☒

As of July 25, 2025, 27,494,777 shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Operations

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales
Software solutions	$92.2	$85.6	$176.8	$165.9
Tech-enabled services	85.2	102.2	161.7	185.1
Print and distribution	40.7	54.9	80.7	95.1
Total net sales	218.1	242.7	419.2	446.1
Cost of sales (a)
Software solutions	26.4	25.4	54.0	52.7
Tech-enabled services	31.6	33.9	58.9	64.5
Print and distribution	21.2	27.2	39.3	49.4
Total cost of sales	79.2	86.5	152.2	166.6
Selling, general and administrative expenses (a)	70.0	76.1	135.8	148.9
Depreciation and amortization	15.1	14.3	29.2	28.2
Restructuring, impairment and other charges, net	1.0	1.3	3.9	3.1
Other operating income, net	—	—	(0.5)	(9.8)
Income from operations	52.8	64.5	98.6	109.1
Interest expense, net	3.8	3.7	6.9	7.3
Investment and other loss (income), net	0.3	(0.4)	0.8	(0.8)
Earnings before income taxes	48.7	61.2	90.9	102.6
Income tax expense	12.6	17.1	23.8	25.2
Net earnings	$36.1	$44.1	$67.1	$77.4

Net earnings per share:
Basic	$1.30	$1.50	$2.38	$2.63
Diluted	$1.28	$1.47	$2.33	$2.56
Weighted average number of common shares outstanding:
Basic	27.7	29.4	28.2	29.4
Diluted	28.2	30.0	28.8	30.2

(a)
Exclusive of depreciation and amortization

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net earnings	$36.1	$44.1	$67.1	$77.4

Other comprehensive income (loss), net of tax:
Translation adjustments	1.4	(0.1)	1.7	(0.6)
Adjustment for net periodic pension and other postretirement benefits plans	0.3	0.2	0.6	0.4
Other comprehensive income (loss), net of tax	1.7	0.1	2.3	(0.2)
Comprehensive income	$37.8	$44.2	$69.4	$77.2

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Balance Sheets

(in millions, except per share data)

(UNAUDITED)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$33.8	$57.3
Receivables, less allowances for expected losses of $25.6 in 2025 (2024 - $25.0)	202.0	138.0
Prepaid expenses and other current assets	30.8	37.2
Total current assets	266.6	232.5
Property, plant and equipment, net	7.5	8.9
Operating lease right-of-use assets	9.5	12.3
Software, net	97.5	96.5
Goodwill	405.9	405.4
Deferred income taxes, net	56.7	56.4
Other noncurrent assets	31.0	29.6
Total assets	$874.7	$841.6
LIABILITIES
Accounts payable	$37.9	$28.7
Current portion of long-term debt	5.8	—
Operating lease liabilities	8.9	10.3
Accrued liabilities	154.5	185.1
Total current liabilities	207.1	224.1
Long-term debt	184.3	124.7
Deferred compensation liabilities	11.6	12.2
Pension and other postretirement benefits plans liabilities	23.0	23.3
Noncurrent operating lease liabilities	3.1	6.4
Other noncurrent liabilities	13.5	14.8
Total liabilities	442.6	405.5
Commitments and Contingencies (Note 7)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and outstanding: 39.6 shares and 27.5 shares in 2025 (2024 - 38.9 shares and 28.7 shares)	0.4	0.4
Treasury stock, at cost: 12.1 shares in 2025 (2024 - 10.2 shares)	(433.1)	(344.1)
Additional paid-in capital	348.8	333.2
Retained earnings	595.6	528.5
Accumulated other comprehensive loss	(79.6)	(81.9)
Total equity	432.1	436.1
Total liabilities and equity	$874.7	$841.6

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Cash Flows

(in millions)

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net earnings	$67.1	$77.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29.2	28.2
Provision for expected losses on accounts receivable	4.8	10.1
Share-based compensation expense	13.5	12.5
Deferred income taxes	(0.3)	(3.3)
Net pension plan expense (income)	0.9	(0.6)
Gain on sales of long-lived assets	(0.5)	(9.8)
Amortization of operating lease right-of-use assets	3.4	4.6
Other	(0.6)	0.6
Changes in operating assets and liabilities:
Receivables, net	(67.6)	(75.6)
Prepaid expenses and other current assets	2.9	(3.1)
Accounts payable	10.5	(0.6)
Income taxes payable and receivable	3.9	7.3
Accrued liabilities and other	(30.5)	(11.3)
Operating lease liabilities	(5.1)	(7.2)
Pension and other postretirement benefits plans contributions	(0.9)	(0.9)
Net cash provided by operating activities	30.7	28.3
INVESTING ACTIVITIES
Capital expenditures	(30.0)	(31.7)
Proceeds from sales of investments in equity securities	0.1	0.2
Proceeds from sale of long-lived assets	—	12.4
Net cash used in investing activities	(29.9)	(19.1)
FINANCING ACTIVITIES
Revolving facility borrowings	207.5	139.0
Payments on revolving facility borrowings	(130.5)	(84.0)
Payments on long-term debt	(126.4)	—
Proceeds from issuance of long-term debt	115.0	—
Debt issuance costs	(2.2)	—
Treasury share repurchases	(88.7)	(50.7)
Cash received for common stock issuances	1.5	0.6
Finance lease payments	(1.7)	(1.4)
Net cash (used in) provided by financing activities	(25.5)	3.5
Effect of exchange rate on cash and cash equivalents	1.2	(0.8)
Net (decrease) increase in cash and cash equivalents	(23.5)	11.9
Cash and cash equivalents at beginning of year	57.3	23.1
Cash and cash equivalents at end of period	$33.8	$35.0
Supplemental cash flow information:
Income taxes paid, net of refunds	$20.8	$21.3
Interest paid	$5.6	$7.5
Non-cash investing activities:
Capitalized software included in accounts payable	$4.6	$2.4

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended June 30, 2025 and 2024

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	39.5	$0.4	11.3	$(398.4)	$339.7	$559.5	$(81.3)	$419.9
Net earnings	—	—	—	—	—	36.1	—	36.1
Other comprehensive income	—	—	—	—	—	—	1.7	1.7
Share-based compensation expense	—	—	—	—	7.5	—	—	7.5
Common stock repurchases	—	—	0.8	(34.6)	—	—	—	(34.6)
Issuance of share-based awards, net of withholdings and other	0.1	—	—	(0.1)	1.6	—	—	1.5
Balance at June 30, 2025	39.6	$0.4	12.1	$(433.1)	$348.8	$595.6	$(79.6)	$432.1

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	38.8	$0.4	9.4	$(293.4)	$310.7	$469.4	$(78.2)	$408.9
Net earnings	—	—	—	—	—	44.1	—	44.1
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Share-based compensation expense	—	—	—	—	7.5	—	—	7.5
Common stock repurchases	—	—	0.3	(19.2)	—	—	—	(19.2)
Issuance of share-based awards, net of withholdings and other	—	—	—	(0.4)	0.5	—	—	0.1
Balance at June 30, 2024	38.8	$0.4	9.7	$(313.0)	$318.7	$513.5	$(78.1)	$441.5

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2025 and 2024

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	38.9	$0.4	10.2	$(344.1)	$333.2	$528.5	$(81.9)	$436.1
Net earnings	—	—	—	—	—	67.1	—	67.1
Other comprehensive income	—	—	—	—	—	—	2.3	2.3
Share-based compensation expense	—	—	—	—	13.5	—	—	13.5
Common stock repurchases	—	—	1.6	(76.7)	—	—	—	(76.7)
Issuance of share-based awards, net of withholdings and other	0.7	—	0.3	(12.3)	2.1	—	—	(10.2)
Balance at June 30, 2025	39.6	$0.4	12.1	$(433.1)	$348.8	$595.6	$(79.6)	$432.1

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	38.0	$0.4	8.9	$(262.1)	$305.7	$436.1	$(77.9)	$402.2
Net earnings	—	—	—	—	—	77.4	—	77.4
Other comprehensive loss	—	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation expense	—	—	—	—	12.5	—	—	12.5
Common stock repurchases	—	—	0.4	(28.0)	—	—	—	(28.0)
Issuance of share-based awards, net of withholdings and other	0.8	—	0.4	(22.9)	0.5	—	—	(22.4)
Balance at June 30, 2024	38.8	$0.4	9.7	$(313.0)	$318.7	$513.5	$(78.1)	$441.5

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

Allowances for Expected Losses—Transactions affecting the current expected credit loss (“CECL”) reserve during the six months ended June 30, 2025 and 2024 were as follows:

	June 30,
	2025	2024
Balance, beginning of year	$25.0	$18.9
Provisions charged to expense	4.8	10.1
Write-offs, reclassifications and other	(4.2)	(4.5)
Balance, end of period	$25.6	$24.5

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The components of the CECL reserve balance at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Provision for accounts receivable	$25.0	$24.6
Provision for unbilled receivables and contract assets	0.6	0.4
Total	$25.6	$25.0

Assets Held for Sale—On March 29, 2024, the Company sold land for net proceeds of $13.2 million, of which $12.4 million was received in the first quarter of 2024. The Company recognized a net pre-tax gain of $10.6 million related to the sale, of which $9.8 million was recorded during the six months ended June 30, 2024. The net pre-tax gain was recorded in other operating income, net on the Unaudited Condensed Consolidated Statements of Operations within the Capital Markets - Compliance and Communications Management operating segment.

Property, Plant and Equipment, net—The components of the Company’s property, plant and equipment, net at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Land	$0.3	$0.3
Buildings	15.1	15.1
Machinery and equipment	56.1	56.0
	71.5	71.4
Less: Accumulated depreciation	(64.0)	(62.5)
Total	$7.5	$8.9

Depreciation expense was $1.3 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively, and $2.5 million and $3.3 million for the six months ended June 30, 2025 and 2024, respectively.

Software, net—Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software was $13.8 million and $12.8 million for the three months ended June 30, 2025 and 2024, respectively, and $26.7 million and $24.9 million for the six months ended June 30, 2025 and 2024, respectively.

Investments—The carrying value of the Company’s investments in equity securities was $6.3 million and $5.8 million at June 30, 2025 and December 31, 2024, respectively. The Company measures its equity securities that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

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

Disaggregation of Revenue

The following table disaggregates revenue between software solutions, tech-enabled services and print and distribution by reportable segment:

	Three Months Ended June 30,
	2025				2024
	Software Solutions	Tech-enabled Services	Print and Distribution	Total	Software Solutions	Tech-enabled Services	Print and Distribution	Total
Capital Markets - Software Solutions	$59.1	$—	$—	$59.1	$57.3	$—	$—	$57.3
Capital Markets - Compliance and Communications Management	—	65.6	27.9	93.5	—	81.3	32.5	113.8
Investment Companies - Software Solutions	33.1	—	—	33.1	28.3	—	—	28.3
Investment Companies - Compliance and Communications Management	—	19.6	12.8	32.4	—	20.9	22.4	43.3
Total net sales	$92.2	$85.2	$40.7	$218.1	$85.6	$102.2	$54.9	$242.7

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Six Months Ended June 30,
	2025				2024
	Software Solutions	Tech-enabled Services	Print and Distribution	Total	Software Solutions	Tech-enabled Services	Print and Distribution	Total
Capital Markets - Software Solutions	$111.0	$—	$—	$111.0	$110.3	$—	$—	$110.3
Capital Markets - Compliance and Communications Management	—	125.4	52.0	177.4	—	147.3	57.6	204.9
Investment Companies - Software Solutions	65.8	—	—	65.8	55.6	—	—	55.6
Investment Companies - Compliance and Communications Management	—	36.3	28.7	65.0	—	37.8	37.5	75.3
Total net sales	$176.8	$161.7	$80.7	$419.2	$165.9	$185.1	$95.1	$446.1

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

Contract assets were $15.0 million and $13.8 million at June 30, 2025 and December 31, 2024, respectively. Generally, the contract assets balance is impacted by the recognition of additional revenue, amounts invoiced to customers and changes in the level of constraint applied to variable consideration. Amounts recognized as revenue exceeded the estimates for performance obligations satisfied in previous periods by approximately $8.8 million and $13.3 million for the three months ended June 30, 2025 and 2024, respectively, and $16.6 million and $15.8 million for the six months ended June 30, 2025 and 2024, respectively, primarily due to changes in the Company’s estimate of variable consideration and the application of the constraint.

Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price and management’s assessment of realizable selling price. Unbilled receivables were $42.5 million and $24.1 million at June 30, 2025 and December 31, 2024, respectively. Unbilled receivables and contract assets are included in receivables, less allowances for expected losses on the Unaudited Condensed Consolidated Balance Sheets.

Contract liabilities consist of deferred revenue and progress billings, the majority of which is included in accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. Contract liabilities were $61.9 million and $52.9 million at June 30, 2025 and December 31, 2024, respectively. Contract liabilities increased during the period due to amounts invoiced for performance obligations before the revenue recognition criteria were met, which were offset by decreases due to revenue recognized in the period. The Company recognized $16.5 million and $9.2 million for the three months ended June 30, 2025 and 2024, respectively, and $37.5 million and $28.3 million of revenue during the six months ended June 30, 2025 and 2024, respectively, that was included in the deferred revenue balances at the beginning of the respective annual periods.

Most of the Company’s contracts with significant remaining performance obligations have an initial expected duration of one year or less. As of June 30, 2025, the future estimated revenue related to unsatisfied or partially satisfied performance obligations under contracts with an original contractual term in excess of one year was approximately $165 million, of which approximately 50% is expected to be recognized as revenue over the succeeding twelve months, and the remainder recognized thereafter.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 3. Goodwill

Goodwill balances by reportable segment were as follows:

	Gross book value at December 31, 2024	Accumulated impairment charges at December 31, 2024	Net book value at December 31, 2024	Foreign exchange adjustments	Net book value at June 30, 2025
Capital Markets - Software Solutions	$99.9	$—	$99.9	$0.1	$100.0
Capital Markets - Compliance and Communications Management	252.5	—	252.5	0.3	252.8
Investment Companies - Software Solutions	53.0	—	53.0	0.1	53.1
Investment Companies - Compliance and Communications Management	40.6	(40.6)	—	—	—
Total	$446.0	$(40.6)	$405.4	$0.5	$405.9

Note 4. Leases

The Company has operating leases for certain service centers, office space and equipment as well as finance leases, substantially all related to information technology equipment. The Company’s payments related to its operating and finance lease liabilities for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid related to operating leases	$2.6	$3.8	$5.5	$7.7
Cash paid related to finance leases	$0.8	$0.8	$1.7	$1.4

The components of lease expense for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense:
Operating lease expense	$1.8	$2.5	$3.7	$4.9
Sublease income	(0.9)	(1.1)	(1.8)	(2.2)
Net operating lease expense	$0.9	$1.4	$1.9	$2.7

Finance lease expense:
Amortization of right-of-use assets	$0.6	$0.7	$1.1	$1.3
Interest on lease liabilities	—	—	0.1	0.1
Total finance lease expense	$0.6	$0.7	$1.2	$1.4

The Company’s finance leases as of June 30, 2025 and December 31, 2024 are presented on the Company’s Unaudited Condensed Consolidated Balance Sheets as follows:

	June 30, 2025	December 31, 2024
Property, plant and equipment, net	$2.2	$2.9

Accrued liabilities	$1.6	$2.8
Other noncurrent liabilities	0.2	0.2
Total	$1.8	$3.0

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

For the three months ended June 30, 2025 and 2024, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Other Charges	Total
Three Months Ended June 30, 2025
Capital Markets - Compliance and Communications Management	$0.3	$—	$0.3
Investment Companies - Software Solutions	0.2	—	0.2
Investment Companies - Compliance and Communications Management	0.4	—	0.4
Corporate	—	0.1	0.1
Total	$0.9	$0.1	$1.0

	Employee Terminations	Other Charges	Total
Three Months Ended June 30, 2024
Capital Markets - Software Solutions	$0.3	$—	$0.3
Capital Markets - Compliance and Communications Management	0.8	—	0.8
Investment Companies - Compliance and Communications Management	0.1	—	0.1
Corporate	—	0.1	0.1
Total	$1.2	$0.1	$1.3

For the six months ended June 30, 2025 and 2024, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Other Charges	Total
Six Months Ended June 30, 2025
Capital Markets - Software Solutions	$0.6	$—	$0.6
Capital Markets - Compliance and Communications Management	1.7	0.1	1.8
Investment Companies - Software Solutions	0.6	—	0.6
Investment Companies - Compliance and Communications Management	0.5	—	0.5
Corporate	0.3	0.1	0.4
Total	$3.7	$0.2	$3.9

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Employee Terminations	Other Charges	Total
Six Months Ended June 30, 2024
Capital Markets - Software Solutions	$0.3	$—	$0.3
Capital Markets - Compliance and Communications Management	1.3	0.1	1.4
Investment Companies - Software Solutions	0.1	—	0.1
Investment Companies - Compliance and Communications Management	0.1	—	0.1
Corporate	1.1	0.1	1.2
Total	$2.9	$0.2	$3.1

For the three months ended June 30, 2025, the Company recorded net restructuring charges of $0.9 million related to employee termination costs for approximately 10 employees, substantially all of whom are expected to be terminated by December 31, 2025. For the six months ended June 30, 2025, the Company recorded net restructuring charges of $3.7 million related to employee termination costs for approximately 50 employees, substantially all of whom are expected to be terminated by December 31, 2025. The restructuring actions were primarily related to the reorganization of certain capital markets and investment companies operations.

For the three months ended June 30, 2024, the Company recorded restructuring charges of $1.2 million related to employee termination costs for approximately 20 employees, all of whom were terminated as of December 31, 2024. For the six months ended June 30, 2024, the Company recorded restructuring charges of $2.9 million related to employee termination costs for approximately 30 employees, all of whom were terminated as of December 31, 2024. The restructuring actions were primarily related to the reorganization of certain capital markets operations.

Restructuring Reserve – Employee Terminations

The Company’s employee terminations liability is included in accrued liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. Changes in the accrual for employee terminations during the six months ended June 30, 2025 were as follows:

Employee Terminations
Balance at December 31, 2024	$1.8
Restructuring charges, net	3.7
Cash paid	(4.4)
Balance at June 30, 2025	$1.1

Note 6. Retirement Plans

The components of estimated net pension plan expense (income) for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest cost	$2.5	$2.7	$5.1	$5.5
Expected return on assets	(2.5)	(3.3)	(5.0)	(6.7)
Amortization, net	0.4	0.3	0.8	0.6
Net pension plan expense (income)	$0.4	$(0.3)	$0.9	$(0.6)

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Pension Plan Termination

In August 2024, the Company executed an amendment to commence the process of terminating the Company’s primary defined benefit plan (the “Plan”). The Plan’s benefit obligation is expected to be settled by offering lump sum distributions to participants, followed by the purchase of annuity contracts to transfer the Plan’s remaining obligation to a third party. The window for participants to elect lump sum distributions closed on July 1, 2025. As settlement of the obligation will be funded with Plan assets, the Company expects to make a cash contribution to fully fund the Plan in 2025. The cash contribution amount will depend upon the nature and timing of the participant lump sum settlements and prevailing market conditions. As termination of the Plan is considered probable, the Plan’s actuarial assumptions as of December 31, 2024 reflected the expected Plan termination. Pension settlement charges related to the Plan termination, which include the recognition of Plan losses recorded within accumulated other comprehensive loss on the Company’s Unaudited Condensed Consolidated Balance Sheets, are currently expected to occur in the second half of 2025. Finalization of the Plan termination is subject to certain conditions, including regulatory review, and the Company has the ability to change the effective date of the termination or revoke the decision to terminate the Plan.

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

Note 8. Debt

The Company’s debt as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Term Loan A Facility	$113.6	$125.0
Borrowings under the Revolving Facility	77.0	—
Unamortized debt issuance costs	(0.5)	(0.3)
Total debt	190.1	124.7
Less: current portion of long-term debt	5.8	—
Long-term debt	$184.3	$124.7

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Term Loan A Facility—The Company used the proceeds of the Term Loan A Facility and the Revolving Facility to retire the full $125.0 million of the Company’s then-outstanding Delayed Draw Term Loan A Facility. Under the Amended and Restated Credit Agreement, the Term Loan A Facility bears interest at a rate equal to the sum of the Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 2.00% to 2.50% based on the Company’s Consolidated Net Leverage Ratio. The principal amount of loans under the Term Loan A Facility are due and payable in equal quarterly installments of 1.25% of the original principal amount of the loans during the first three years after funding, beginning on June 30, 2025, and 2.50% of the original principal amount of the loans thereafter. Voluntary prepayments of the Term Loan A Facility are permitted at any time without premium or penalty. The entire unpaid principal amount of the loans will be due and payable in full on March 13, 2030. The fair value of the Term Loan A Facility and Delayed Draw Term Loan A Facility was $113.3 million and $125.0 million as of June 30, 2025 and December 31, 2024, respectively, and was determined to be Level 2 under the fair value hierarchy. The weighted-average interest rate on borrowings under the Term Loan A Facility and Delayed Draw Term Loan A Facility was 6.5% and 7.4% for the six months ended June 30, 2025 and 2024, respectively.

Revolving Facility—As of June 30, 2025, there were $77.0 million of borrowings outstanding under the Revolving Facility and there were no borrowings outstanding under the Revolving Facility as of December 31, 2024. The weighted-average interest rate on borrowings under the Revolving Facility was 6.7% and 7.7% for the six months ended June 30, 2025 and 2024, respectively. The fair value of the Company’s borrowing under the Revolving Facility is classified as Level 2 under the fair value hierarchy and approximated its carrying value as of June 30, 2025, as the Revolving Facility carries a variable rate of interest reflecting current market rates.

The following table summarizes interest expense, net included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest incurred	$4.1	$4.3	$7.4	$8.6
Interest income, net of loss on debt extinguishment	(0.3)	(0.6)	(0.5)	(1.3)
Interest expense, net	$3.8	$3.7	$6.9	$7.3

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

The reconciliation of the numerator and denominator of the net earnings per basic and diluted share calculations and the anti-dilutive share based awards for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net earnings per share:
Basic	$1.30	$1.50	$2.38	$2.63
Diluted	$1.28	$1.47	$2.33	$2.56
Numerator:
Net earnings	$36.1	$44.1	$67.1	$77.4
Denominator:
Weighted-average number of common shares outstanding	27.7	29.4	28.2	29.4
Dilutive awards	0.5	0.6	0.6	0.8
Diluted weighted-average number of common shares outstanding	28.2	30.0	28.8	30.2
Weighted-average number of anti-dilutive share-based awards:
Restricted stock units	0.1	—	0.2	0.1

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

Common Stock Repurchases

On November 14, 2023, the Board authorized the repurchase of up to $150 million of the Company’s outstanding common stock commencing on January 1, 2024, with an expiration date of December 31, 2025. On May 15, 2025, the Board authorized the repurchase of up to $150 million of the Company’s outstanding common stock commencing on May 16, 2025, with an expiration date of December 31, 2026. This new share repurchase program replaces the previous $150 million program. As of June 30, 2025, the remaining authorized amount was $150.0 million.

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

The Company’s stock repurchases, excluding associated excise taxes, for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock repurchases	$34.3	$19.2	$76.1	$28.0
Number of shares repurchased	787,152	317,388	1,648,453	457,281
Average price paid per share	$43.56	$60.65	$46.18	$61.25

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 11. Comprehensive Income

The components of other comprehensive income (loss) and income tax expense allocated to each component for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$1.4	$—	$1.4	$1.7	$—	$1.7
Adjustment for net periodic pension and other postretirement benefits plans	0.4	0.1	0.3	0.8	0.2	0.6
Other comprehensive income	$1.8	$0.1	$1.7	$2.5	$0.2	$2.3

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$(0.1)	$—	$(0.1)	$(0.6)	$—	$(0.6)
Adjustment for net periodic pension and other postretirement benefits plans	0.3	0.1	0.2	0.6	0.2	0.4
Other comprehensive income (loss)	$0.2	$0.1	$0.1	$—	$0.2	$(0.2)

The following tables summarize changes in accumulated other comprehensive loss by component for the three months ended June 30, 2025 and 2024:

	Pension and Other Postretirement Benefits Plans	Translation Adjustments	Total
Balance at March 31, 2025	$(66.1)	$(15.2)	$(81.3)
Other comprehensive income before reclassifications	—	1.4	1.4
Reclassifications, net of tax:
Amortization of net actuarial loss (a)	0.4	—	0.4
Less: Income tax expense	0.1	—	0.1
Reclassifications, net of tax	0.3	—	0.3
Net change in accumulated other comprehensive loss	0.3	1.4	1.7
Balance at June 30, 2025	$(65.8)	$(13.8)	$(79.6)

	Pension and Other Postretirement Benefits Plans	Translation Adjustments	Total
Balance at March 31, 2024	$(63.5)	$(14.7)	$(78.2)
Other comprehensive loss before reclassifications	—	(0.5)	(0.5)
Reclassifications, net of tax:
Amortization of net actuarial loss (a)	0.3	—	0.3
Reclassification of translation adjustment	—	0.5	0.5
Less: Income tax expense	0.1	0.1	0.2
Reclassifications, net of tax	0.2	0.4	0.6
Net change in accumulated other comprehensive loss	0.2	(0.1)	0.1
Balance at June 30, 2024	$(63.3)	$(14.8)	$(78.1)

(a)
These accumulated other comprehensive loss components are included in the calculation of net periodic pension and other postretirement benefits plans expense (income) recognized in investment and other loss (income), net on the Unaudited Condensed Consolidated Statements of Operations (see Note 6, Retirement Plans).

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following tables summarize changes in accumulated other comprehensive loss by component for the six months ended June 30, 2025 and 2024:

	Pension and Other Postretirement Benefits Plans	Translation Adjustments	Total
Balance at December 31, 2024	$(66.4)	$(15.5)	$(81.9)
Other comprehensive income before reclassifications	—	1.7	1.7
Reclassifications, net of tax:
Amortization of net actuarial loss (a)	0.8	—	0.8
Less: Income tax expense	0.2	—	0.2
Reclassifications, net of tax	0.6	—	0.6
Net change in accumulated other comprehensive loss	0.6	1.7	2.3
Balance at June 30, 2025	$(65.8)	$(13.8)	$(79.6)

	Pension and Other Postretirement Benefits Plans	Translation Adjustments	Total
Balance at December 31, 2023	$(63.7)	$(14.2)	$(77.9)
Other comprehensive loss before reclassifications	—	(1.0)	(1.0)
Reclassifications, net of tax:
Amortization of net actuarial loss (a)	0.6	—	0.6
Reclassification of translation adjustment	—	0.5	0.5
Less: Income tax expense	0.2	0.1	0.3
Reclassifications, net of tax	0.4	0.4	0.8
Net change in accumulated other comprehensive loss	0.4	(0.6)	(0.2)
Balance at June 30, 2024	$(63.3)	$(14.8)	$(78.1)

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

The following tables include selected financial data for the Company’s reportable segments for the three and six months ended June 30, 2025 and 2024:

	Capital Markets - Software Solutions	Capital Markets - Compliance and Communications Management	Investment Companies - Software Solutions	Investment Companies - Compliance and Communications Management	Total
Three Months Ended June 30, 2025
Net sales	$59.1	$93.5	$33.1	$32.4	$218.1
Less:
Cost of sales (a)	13.6	37.0	12.8	15.8
SG&A expenses (a)	23.2	19.6	6.0	4.0
Other segment items (a)	(0.1)	0.1	0.1	—
Segment Adjusted EBITDA	$22.4	$36.8	$14.2	$12.6	$86.0
Reconciliation of total Segment Adjusted EBITDA
Corporate (b)					(9.7)
Restructuring, impairment and other charges, net					(1.0)
Share-based compensation expense					(7.5)
Non-income tax, net					0.1
Gain on investments in equity securities					0.1
Depreciation and amortization					(15.1)
Interest expense, net					(3.8)
Investment and other loss, net					(0.4)
Earnings before income taxes					$48.7

Three Months Ended June 30, 2024
Net sales	$57.3	$113.8	$28.3	$43.3	$242.7
Less:
Cost of sales (a)	13.7	41.1	11.6	20.4
SG&A expenses (a)	22.4	26.9	5.7	4.6
Other segment items (a)	—	—	(0.1)	—
Segment Adjusted EBITDA	$21.2	$45.8	$11.1	$18.3	$96.4
Reconciliation of total Segment Adjusted EBITDA
Corporate (b)					(9.2)
Restructuring, impairment and other charges, net					(1.3)
Share-based compensation expense					(7.4)
Non-income tax, net					0.3
Gain on investments in equity securities					0.3
Depreciation and amortization					(14.3)
Interest expense, net					(3.7)
Investment and other income, net					0.1
Earnings before income taxes					$61.2

(a)
The significant expense categories align with the segment-level information that is regularly provided to the CODM. Segment Cost of sales, segment SG&A expenses and other segment items were adjusted to exclude certain items, as reflected in the Reconciliation of total Segment Adjusted EBITDA sections above, that are not included in the Segment Adjusted EBITDA profitability metric utilized by the CODM.
(b)
Corporate is not an operating segment and consists primarily of unallocated SG&A expenses.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Capital Markets - Software Solutions	Capital Markets - Compliance and Communications Management	Investment Companies - Software Solutions	Investment Companies - Compliance and Communications Management	Total
Six Months Ended June 30, 2025
Net sales	$111.0	$177.4	$65.8	$65.0	$419.2
Less:
Cost of sales (a)	27.9	67.4	26.1	32.0
SG&A expenses (a)	46.8	36.5	12.7	8.2
Segment Adjusted EBITDA	$36.3	$73.5	$27.0	$24.8	$161.6
Reconciliation of total Segment Adjusted EBITDA
Corporate (b)					(17.1)
Restructuring, impairment and other charges, net					(3.9)
Share-based compensation expense					(13.5)
Gain on sale of long-lived assets					0.5
Non-income tax, net					0.2
Gain on investments in equity securities					0.1
Depreciation and amortization					(29.2)
Interest expense, net					(6.9)
Investment and other loss, net					(0.9)
Earnings before income taxes					$90.9

Six Months Ended June 30, 2024
Net sales	$110.3	$204.9	$55.6	$75.3	$446.1
Less:
Cost of sales (a)	28.5	75.5	24.1	39.3
SG&A expenses (a)	44.8	52.2	12.4	9.5
Segment Adjusted EBITDA	$37.0	$77.2	$19.1	$26.5	$159.8
Reconciliation of total Segment Adjusted EBITDA
Corporate (b)					(17.4)
Restructuring, impairment and other charges, net					(3.1)
Share-based compensation expense					(12.5)
Gain on sale of long-lived assets					9.8
Non-income tax, net					0.7
Gain on investments in equity securities					0.4
Depreciation and amortization					(28.2)
Interest expense, net					(7.3)
Investment and other income, net					0.4
Earnings before income taxes					$102.6

(a)
The significant expense categories align with the segment-level information that is regularly provided to the CODM. Segment Cost of sales and segment SG&A expenses were adjusted to exclude certain items, as reflected in the Reconciliation of total Segment Adjusted EBITDA sections above, that are not included in the Segment Adjusted EBITDA profitability metric utilized by the CODM.
(b)
Corporate is not an operating segment and consists primarily of unallocated SG&A expenses.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation and amortization
Capital Markets - Software Solutions	$7.7	$6.7	$14.7	$13.2
Capital Markets - Compliance and Communications Management	1.7	2.0	3.1	4.1
Investment Companies - Software Solutions	4.7	4.4	9.5	8.6
Investment Companies - Compliance and Communications Management	1.0	1.2	1.9	2.3
Total operating segments	15.1	14.3	29.2	28.2
Corporate	—	—	—	—
Total	$15.1	$14.3	$29.2	$28.2

Capital expenditures
Capital Markets - Software Solutions	$8.5	$10.7	$14.7	$14.4
Capital Markets - Compliance and Communications Management	2.4	1.9	4.4	3.8
Investment Companies - Software Solutions	4.3	5.9	8.8	11.0
Investment Companies - Compliance and Communications Management	0.6	0.7	1.1	1.8
Total operating segments	15.8	19.2	29.0	31.0
Corporate	0.9	0.2	1.0	0.7
Total	$16.7	$19.4	$30.0	$31.7

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

Government Regulations and Regulatory Impact

The SEC is adopting new as well as amending existing rules and forms to enhance the security and modernize the reporting and disclosure of information under the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Investment Company Act of 1940, as amended (the “Investment Company Act”). As the scope and complexity of the regulatory environment continues to increase, regulators are also demanding a greater use of structured, machine-readable data in companies’ disclosures, more summary documents and layered website disclosures. These actions are driving significant changes which impact the Company and its customers. The Company actively monitors proposals, through comment periods, adoption, implementation and legal challenges, as applicable. Regulatory changes have enabled the Company to offer new value-added functionality and services and accelerate its transition from print and distribution to software solutions.

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

Executive Overview

Second Quarter Overview

Net sales for the three months ended June 30, 2025 decreased by $24.6 million, or 10.1%, to $218.1 million from $242.7 million for the three months ended June 30, 2024, including a $0.4 million, or 0.2%, increase due to changes in foreign currency exchange rates. Net sales decreased due to lower tech-enabled services net sales of $17.0 million, primarily as a result of lower capital markets transactional and compliance volumes and lower print and distribution net sales of $14.2 million, primarily as a result of lower investment companies and capital markets compliance volumes. The decline was partially offset by higher software solutions net sales of $6.6 million, primarily driven by a $4.8 million increase in Arc Suite net sales and a $2.2 million increase in ActiveDisclosure net sales.

Income from operations for the three months ended June 30, 2025 decreased by $11.7 million, or 18.1%, to $52.8 million from $64.5 million the three months ended June 30, 2024, primarily due to lower net sales of $24.6 million, as described above, partially offset by lower cost of sales of $7.3 million, largely driven by lower sales volumes, and lower SG&A expenses of $6.1 million, largely driven by lower bad debt expense of $2.6 million, cost control initiatives and lower selling and marketing expense.

Year-to-Date Overview

Net sales for the six months ended June 30, 2025 decreased by $26.9 million, or 6.0%, to $419.2 million from $446.1 million for the six months ended June 30, 2024, including a $0.3 million, or 0.1%, decrease due to changes in foreign currency exchange rates. Net sales decreased due to lower tech-enabled services net sales of $23.4 million, primarily as a result of lower capital markets compliance and transactional volumes and lower print and distribution net sales of $14.4 million, primarily as a result of lower investment companies and capital markets compliance volumes. The decline was partially offset by higher software solutions net sales of $10.9 million, primarily driven by a $10.2 million increase in Arc Suite net sales.

Income from operations for the six months ended June 30, 2025 decreased by $10.5 million, or 9.6%, to $98.6 million from $109.1 million for the six months ended June 30, 2024, primarily due to lower net sales of $26.9 million, as described above, and a net gain of $9.8 million on the sale of land during the six months ended June 30, 2024, partially offset by lower cost of sales of $14.4 million, largely driven by lower sales volumes, and lower SG&A expenses of $13.1 million, largely driven by lower bad debt expense of $5.3 million, cost control initiatives and lower selling and marketing expense.

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

The chief operating decision maker regularly reviews segment net sales and Segment Adjusted EBITDA to assess segment performance and to decide how to allocate resources. Segment Adjusted EBITDA is defined as earnings before interest expense, net, income tax expense, depreciation and amortization and adjusted to exclude the impact of certain costs, expenses, gains, losses and other items, as further described in Note 12, Segment Information, which management believes are not indicative of ongoing operations and segment performance. Presentation of segment profitability for the three and six months ended June 30, 2024 was revised to be comparable to the current period presentation. Corporate is not an operating segment and consists primarily of unallocated SG&A expenses. See Note 12, Segment Information, for a reconciliation of Segment Adjusted EBITDA to consolidated earnings before income taxes.

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

Results of Operations for the Three and Six Months Ended June 30, 2025 as Compared to the Three and Six Months Ended June 30, 2024

The following table shows the results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Net sales
Software solutions	$92.2	$85.6	$6.6	7.7%	$176.8	$165.9	$10.9	6.6%
Tech-enabled services	85.2	102.2	(17.0)	(16.6%)	161.7	185.1	(23.4)	(12.6%)
Print and distribution	40.7	54.9	(14.2)	(25.9%)	80.7	95.1	(14.4)	(15.1%)
Total net sales	218.1	242.7	(24.6)	(10.1%)	419.2	446.1	(26.9)	(6.0%)
Cost of sales (a)
Software solutions	26.4	25.4	1.0	3.9%	54.0	52.7	1.3	2.5%
Tech-enabled services	31.6	33.9	(2.3)	(6.8%)	58.9	64.5	(5.6)	(8.7%)
Print and distribution	21.2	27.2	(6.0)	(22.1%)	39.3	49.4	(10.1)	(20.4%)
Total cost of sales	79.2	86.5	(7.3)	(8.4%)	152.2	166.6	(14.4)	(8.6%)
Selling, general and administrative expenses (a)	70.0	76.1	(6.1)	(8.0%)	135.8	148.9	(13.1)	(8.8%)
Depreciation and amortization	15.1	14.3	0.8	5.6%	29.2	28.2	1.0	3.5%
Restructuring, impairment and other charges, net	1.0	1.3	(0.3)	(23.1%)	3.9	3.1	0.8	25.8%
Other operating income, net	—	—	—	nm	(0.5)	(9.8)	9.3	(94.9%)
Income from operations	52.8	64.5	(11.7)	(18.1%)	98.6	109.1	(10.5)	(9.6%)
Interest expense, net	3.8	3.7	0.1	2.7%	6.9	7.3	(0.4)	(5.5%)
Investment and other loss (income), net	0.3	(0.4)	0.7	nm	0.8	(0.8)	1.6	nm
Earnings before income taxes	48.7	61.2	(12.5)	(20.4%)	90.9	102.6	(11.7)	(11.4%)
Income tax expense	12.6	17.1	(4.5)	(26.3%)	23.8	25.2	(1.4)	(5.6%)
Net earnings	$36.1	$44.1	$(8.0)	(18.1%)	$67.1	$77.4	$(10.3)	(13.3%)

(a)
Exclusive of depreciation and amortization

nm – Not meaningful

Consolidated

Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024

Net sales of software solutions of $92.2 million for the three months ended June 30, 2025 increased $6.6 million, or 7.7%, as compared to the three months ended June 30, 2024. Net sales of software solutions increased primarily due to $2.8 million of higher net sales from the Company’s Tailored Shareholder Reporting (“TSR”) offering, $2.2 million of higher ActiveDisclosure net sales and $2.0 million of increases in non-TSR-related Arc Suite net sales.

Net sales of tech-enabled services of $85.2 million for the three months ended June 30, 2025 decreased $17.0 million, or 16.6%, as compared to the three months ended June 30, 2024. Net sales of tech-enabled services decreased primarily due to lower capital markets net sales of $15.7 million, driven by a decline in both transactional and compliance volumes.

Net sales of print and distribution of $40.7 million for the three months ended June 30, 2025 decreased $14.2 million, or 25.9%, as compared to the three months ended June 30, 2024. Net sales of print and distribution decreased due to lower investment companies net sales of $9.6 million, primarily driven by a decline in compliance volumes and lower capital markets net sales of $4.6 million, driven by a decline in compliance volumes.

Software solutions cost of sales of $26.4 million for the three months ended June 30, 2025 increased $1.0 million, or 3.9%, as compared to the three months ended June 30, 2024. Software solutions cost of sales increased primarily due to higher sales volumes. As a percentage of software solutions net sales, software solutions cost of sales decreased 1.1%.

Tech-enabled services cost of sales of $31.6 million for the three months ended June 30, 2025 decreased $2.3 million, or 6.8%, as compared to the three months ended June 30, 2024. Tech-enabled services cost of sales decreased primarily due to lower sales volumes. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales increased 3.9%, largely driven by a higher proportion of compliance net sales, which generally have lower margins, as compared to transactional net sales.

Print and distribution cost of sales of $21.2 million for the three months ended June 30, 2025 decreased $6.0 million, or 22.1%, as compared to the three months ended June 30, 2024. Print and distribution cost of sales decreased primarily due to lower sales volumes. As a percentage of print and distribution net sales, print and distribution cost of sales increased 2.6%, largely driven by lower compliance volumes.

SG&A expenses of $70.0 million for the three months ended June 30, 2025 decreased $6.1 million, or 8.0%, as compared to the three months ended June 30, 2024. SG&A expenses decreased primarily due to lower bad debt expense of $2.6 million, cost control initiatives and lower selling and marketing expense. As a percentage of net sales, SG&A expenses increased to 32.1% for the three months ended June 30, 2025 from 31.4% for the three months ended June 30, 2024.

Depreciation and amortization of $15.1 million for the three months ended June 30, 2025 increased $0.8 million, or 5.6%, as compared to the three months ended June 30, 2024, primarily due to higher software amortization expense of $1.0 million, driven by additional software development.

Restructuring, impairment and other charges, net of $1.0 million for the three months ended June 30, 2025 decreased $0.3 million, or 23.1%, as compared to the three months ended June 30, 2024. For the three months ended June 30, 2025, these charges included $0.9 million of employee termination costs for approximately 10 employees. For the three months ended June 30, 2024, these charges included $1.2 million of employee termination costs for approximately 20 employees.

Income from operations of $52.8 million for the three months ended June 30, 2025 decreased $11.7 million, or 18.1%, as compared to the three months ended June 30, 2024. Income from operations decreased primarily due to lower net sales of $24.6 million, as described above, partially offset by lower cost of sales of $7.3 million, largely driven by lower sales volumes, and lower SG&A expenses of $6.1 million, largely driven by lower bad debt expense of $2.6 million, cost control initiatives and lower selling and marketing expense.

Interest expense, net of $3.8 million for the three months ended June 30, 2025 increased $0.1 million, or 2.7%, as compared to the three months ended June 30, 2024. Interest expense, net increased largely due to higher average borrowings of $22.8 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, partially offset by a 0.8% decrease in the weighted-average interest rate on borrowings for each of the Term Loan A Facility and the Revolving Facility, as further described in Note 8, Debt, to the Unaudited Condensed Consolidated Financial Statements.

The effective income tax rate was 25.9% for the three months ended June 30, 2025 as compared to 27.9% for the three months ended June 30, 2024. The decrease in the effective income tax rate was primarily driven by an increase in the net favorable impact of discrete adjustments and lower pre-tax earnings.

Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

Net sales of software solutions of $176.8 million for the six months ended June 30, 2025 increased $10.9 million, or 6.6%, as compared to the six months ended June 30, 2024. Net sales of software solutions increased due to $5.8 million of higher net sales from the Company’s TSR offering, $4.4 million of increases in non-TSR-related Arc Suite net sales and $4.3 million of higher ActiveDisclosure net sales, partially offset by $3.6 million of lower Venue net sales.

Net sales of tech-enabled services of $161.7 million for the six months ended June 30, 2025 decreased $23.4 million, or 12.6%, as compared to the six months ended June 30, 2024. Net sales of tech-enabled services decreased primarily due to lower capital markets net sales of $21.9 million, driven by a decline in both compliance and transactional volumes.

Net sales of print and distribution of $80.7 million for the six months ended June 30, 2025 decreased $14.4 million, or 15.1%, as compared to the six months ended June 30, 2024. Net sales of print and distribution decreased due to lower investment companies net sales of $8.8 million, primarily driven by a decline in compliance volumes and lower capital markets net sales of $5.6 million, driven by a decline in compliance volumes.

Software solutions cost of sales of $54.0 million for the six months ended June 30, 2025 increased $1.3 million, or 2.5%, as compared to the six months ended June 30, 2024 primarily due to higher sales volumes. As a percentage of software solutions net sales, software solutions cost of sales decreased 1.3%.

Tech-enabled services cost of sales of $58.9 million for the six months ended June 30, 2025 decreased $5.6 million, or 8.7%, as compared to the six months ended June 30, 2024. Tech-enabled services cost of sales decreased due to lower sales volumes, lower allocation of overhead costs and cost control initiatives. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales increased 1.6%, largely driven by a higher proportion of investment companies compliance net sales, which generally have lower margins, as compared to transactional net sales.

Print and distribution cost of sales of $39.3 million for the six months ended June 30, 2025 decreased $10.1 million, or 20.4%, as compared to the six months ended June 30, 2024. Print and distribution cost of sales decreased due to lower sales volumes, lower allocation of overhead costs and cost control initiatives. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 3.2%, largely driven by lower allocation of overhead costs and cost control initiatives.

SG&A expenses of $135.8 million for the six months ended June 30, 2025 decreased $13.1 million, or 8.8%, as compared to the six months ended June 30, 2024. SG&A expenses decreased primarily due to lower bad debt expense of $5.3 million, cost control initiatives and lower selling and marketing expense. As a percentage of net sales, SG&A expenses decreased to 32.4% for the six months ended June 30, 2025 from 33.4% for the six months ended June 30, 2024.

Depreciation and amortization of $29.2 million for the six months ended June 30, 2025 increased $1.0 million, or 3.5%, as compared to the six months ended June 30, 2024, primarily due to higher software amortization expense of $1.8 million, driven by additional software development.

Restructuring, impairment and other charges, net of $3.9 million for the six months ended June 30, 2025 increased $0.8 million, or 25.8%, as compared to the six months ended June 30, 2024. For the six months ended June 30, 2025, these charges included $3.7 million of employee termination costs for approximately 50 employees. For the six months ended June 30, 2024, these charges included $2.9 million of employee termination costs for approximately 30 employees.

Other operating income, net of $9.8 million for the six months ended June 30, 2024 included a net gain of $9.8 million on the sale of land.

Income from operations of $98.6 million for the six months ended June 30, 2025 decreased $10.5 million, or 9.6%, as compared to the six months ended June 30, 2024 primarily due to lower net sales of $26.9 million, as described above, and a net gain of $9.8 million on the sale of land during the six months ended June 30, 2024, partially offset by lower cost of sales of $14.4 million, largely driven by lower sales volumes, and lower SG&A expenses of $13.1 million, largely driven by lower bad debt expense of $5.3 million, cost control initiatives and lower selling and marketing expense.

Interest expense, net of $6.9 million for the six months ended June 30, 2025 decreased $0.4 million, or 5.5%, as compared to the six months ended June 30, 2024. Interest expense, net decreased primarily due to a 0.9% decrease in the weighted-average interest rate on borrowings for each of the Term Loan A Facility and the Revolving Facility, as further described in Note 8, Debt, to the Unaudited Condensed Consolidated Financial Statements.

The effective income tax rate was 26.2% for the six months ended June 30, 2025, as compared to 24.6% for the six months ended June 30, 2024. The increase in the effective income tax rate was primarily driven by a decrease in the net favorable impact of discrete adjustments.

Information by Segment

The following tables summarize net sales, Segment Adjusted EBITDA and Segment Adjusted EBITDA margin within each of the operating segments for the three and six months ended June 30, 2025 and 2024:

Capital Markets – Software Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Net sales	$59.1	$57.3	$1.8	3.1%	$111.0	$110.3	$0.7	0.6%
Segment Adjusted EBITDA	22.4	21.2	1.2	5.7%	36.3	37.0	(0.7)	(1.9%)
Segment Adjusted EBITDA margin	37.9%	37.0%			32.7%	33.5%

Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024

Net sales of $59.1 million for the three months ended June 30, 2025 increased $1.8 million, or 3.1%, as compared to the three months ended June 30, 2024, due to higher ActiveDisclosure net sales of $2.2 million, partially offset by lower Venue net sales.

Segment Adjusted EBITDA of $22.4 million for the three months ended June 30, 2025 increased $1.2 million, or 5.7%, as compared to the three months ended June 30, 2024, primarily due to higher net sales of $1.8 million, partially offset by higher SG&A expense of $0.8 million, largely driven by higher bad debt expense.

Segment Adjusted EBITDA margin increased by approximately 90 basis points (“bps”) from 37.0% for the three months ended June 30, 2024 to 37.9% for the three months ended June 30, 2025, due to a decrease in cost of sales as a percentage of net sales.

Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

Net sales of $111.0 million for the six months ended June 30, 2025 increased $0.7 million, or 0.6%, as compared to the six months ended June 30, 2024, due to higher ActiveDisclosure net sales of $4.3 million, partially offset by lower Venue net sales of $3.6 million.

Segment Adjusted EBITDA of $36.3 million for the six months ended June 30, 2025 decreased $0.7 million, or 1.9%, as compared to the six months ended June 30, 2024, primarily due to an increase in SG&A expenses of $2.0 million, largely driven by higher selling expense and higher bad debt expense.

Segment Adjusted EBITDA margin decreased by approximately 80 bps from 33.5% for the six months ended June 30, 2024 to 32.7% for the six months ended June 30, 2025, primarily due to an approximately 160 bps increase in SG&A expenses as a percentage of net sales, largely driven by higher selling expense and higher bad debt expense.

Capital Markets – Compliance and Communications Management

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Net sales	$93.5	$113.8	$(20.3)	(17.8%)	$177.4	$204.9	$(27.5)	(13.4%)
Segment Adjusted EBITDA	36.8	45.8	(9.0)	(19.7%)	73.5	77.2	(3.7)	(4.8%)
Segment Adjusted EBITDA margin	39.4%	40.2%			41.4%	37.7%

Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024

Net sales of $93.5 million for the three months ended June 30, 2025 decreased $20.3 million, or 17.8%, as compared to the three months ended June 30, 2024, primarily due to lower tech-enabled services net sales of $15.7 million, driven by a decline in both transactional and compliance volumes.

Segment Adjusted EBITDA of $36.8 million for the three months ended June 30, 2025 decreased $9.0 million, or 19.7%, as compared to the three months ended June 30, 2024, primarily due to the $20.3 million decline in net sales, partially offset by lower SG&A expenses of $7.3 million and lower cost of sales of $4.1 million. The decrease in SG&A expenses was primarily attributable to lower bad debt expense of $4.1 million, whereas the lower cost of sales of $4.1 million was primarily due to lower sales volumes and a lower allocation of overhead costs.

Segment Adjusted EBITDA margin decreased by approximately 80 bps from 40.2% for the three months ended June 30, 2024 to 39.4% for the three months ended June 30, 2025, due to an approximately 350 bps increase in cost of sales as a percentage of net sales, largely driven by lower sales volumes and a higher proportion of compliance net sales, which generally have lower margins, as compared to transactional net sales, partially offset by an approximately 260 bps decrease in SG&A expense as a percentage of net sales, largely driven by lower bad debt expense.

Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

Net sales of $177.4 million for the six months ended June 30, 2025 decreased $27.5 million, or 13.4%, as compared to the six months ended June 30, 2024, primarily due to lower tech-enabled services net sales of $21.9 million, driven by a decline in both compliance and transactional volumes.

Segment Adjusted EBITDA of $73.5 million for the six months ended June 30, 2025 decreased $3.7 million, or 4.8%, as compared to the six months ended June 30, 2024, primarily due to the $27.5 million decline in net sales, partially offset by lower SG&A expenses of $15.7 million and lower cost of sales of $8.1 million. The decrease in SG&A expenses was primarily attributable to lower bad debt expense of $6.5 million and lower selling expense, whereas lower cost of sales of $8.1 million was primarily due to lower sales volumes and a lower allocation of overhead costs.

Segment Adjusted EBITDA margin increased by approximately 370 bps from 37.7% for the six months ended June 30, 2024 to 41.4% for the six months ended June 30, 2025, primarily due to an approximately 490 bps decrease in SG&A expenses as a percentage of net sales, largely driven by lower bad debt expense and lower selling expense.

Investment Companies – Software Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Net sales	$33.1	$28.3	$4.8	17.0%	$65.8	$55.6	$10.2	18.3%
Segment Adjusted EBITDA	14.2	11.1	3.1	27.9%	27.0	19.1	7.9	41.4%
Segment Adjusted EBITDA margin	42.9%	39.2%			41.0%	34.4%

Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024

Net sales of $33.1 million for the three months ended June 30, 2025 increased $4.8 million, or 17.0%, as compared to the three months ended June 30, 2024, primarily due to $2.8 million of higher net sales from the Company’s TSR offering, largely within ArcReporting and ArcDigital, as well as an increase in non-TSR-related ArcReporting net sales of $1.6 million.

Segment Adjusted EBITDA of $14.2 million for the three months ended June 30, 2025 increased $3.1 million, or 27.9%, as compared to the three months ended June 30, 2024, primarily due to higher net sales of $4.8 million, partially offset by higher cost of sales of $1.2 million.

Segment Adjusted EBITDA margin increased by approximately 370 bps from 39.2% for the three months ended June 30, 2024 to 42.9% for the three months ended June 30, 2025, primarily due to price increases.

Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

Net sales of $65.8 million for the six months ended June 30, 2025 increased $10.2 million, or 18.3%, as compared to the six months ended June 30, 2024. Net sales increased primarily due to $5.8 million of higher net sales from the Company’s TSR offering, largely within ArcReporting and ArcDigital, as well as an increase in non-TSR-related ArcReporting net sales of $3.8 million.

Segment Adjusted EBITDA of $27.0 million for the six months ended June 30, 2025 increased $7.9 million, or 41.4%, as compared to the six months ended June 30, 2024, primarily due to higher net sales of $10.2 million, partially offset by higher cost of sales of $2.0 million, largely driven by higher product development costs.

Segment Adjusted EBITDA margin increased by approximately 660 bps from 34.4% for the six months ended June 30, 2024 to 41.0% for the six months ended June 30, 2025, primarily due to price increases.

Investment Companies – Compliance and Communications Management

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Net sales	$32.4	$43.3	$(10.9)	(25.2%)	$65.0	$75.3	$(10.3)	(13.7%)
Segment Adjusted EBITDA	12.6	18.3	(5.7)	(31.1%)	24.8	26.5	(1.7)	(6.4%)
Segment Adjusted EBITDA margin	38.9%	42.3%			38.2%	35.2%

Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024

Net sales of $32.4 million for the three months ended June 30, 2025 decreased $10.9 million, or 25.2%, as compared to the three months ended June 30, 2024, primarily due to lower print and distribution net sales of $9.6 million, largely driven by a decline in compliance volumes.

Segment Adjusted EBITDA of $12.6 million for the three months ended June 30, 2025 decreased $5.7 million, or 31.1%, as compared to the three months ended June 30, 2024, primarily due to lower net sales of $10.9 million, partially offset by lower cost of sales of $4.6 million, largely driven by lower sales volumes.

Segment Adjusted EBITDA margin decreased by approximately 340 bps from 42.3% for the three months ended June 30, 2024 to 38.9% for the three months ended June 30, 2025, due to an approximately 170 bps increase in cost of sales as a percentage of net sales and an approximately 170 bps increase in SG&A expense as a percentage of net sales, both largely driven by lower sales volumes.

Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

Net sales of $65.0 million for the six months ended June 30, 2025 decreased $10.3 million, or 13.7%, as compared to the six months ended June 30, 2024, primarily due to lower print and distribution net sales of $8.8 million, largely driven by a decline in compliance volumes.

Segment Adjusted EBITDA of $24.8 million for the six months ended June 30, 2025 decreased $1.7 million, or 6.4%, as compared to the six months ended June 30, 2024, primarily due to lower net sales of $10.3 million, partially offset by lower cost of sales of $7.3 million, largely driven by lower sales volumes.

Segment Adjusted EBITDA margin increased by approximately 300 bps from 35.2% for the six months ended June 30, 2024 to 38.2% for the six months ended June 30, 2025, due to an approximately 300 bps decrease in cost of sales as a percentage of net sales, primarily due to certain higher margin print and distribution compliance net sales.

Corporate

The following table summarizes unallocated expenses within Corporate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Unallocated expenses	$9.7	$9.2	$17.1	$17.4

Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024

Corporate unallocated expenses of $9.7 million for the three months ended June 30, 2025 increased $0.5 million, or 5.4%, as compared to the three months ended June 30, 2024, primarily due to higher healthcare expense.

Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

Corporate unallocated expenses of $17.1 million for the six months ended June 30, 2025 decreased $0.3 million, or 1.7%, as compared to the six months ended June 30, 2024, primarily due to lower incentive compensation expense, partially offset by higher consulting expense.

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

The following table reconciles net earnings to Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Net earnings	$36.1	$44.1	$67.1	$77.4
Restructuring, impairment and other charges, net	1.0	1.3	3.9	3.1
Share-based compensation expense	7.5	7.4	13.5	12.5
Gain on sales of long-lived assets	—	—	(0.5)	(9.8)
Non-income tax, net	(0.1)	(0.3)	(0.2)	(0.7)
Gain on investments in equity securities	(0.1)	(0.3)	(0.1)	(0.4)
Depreciation and amortization	15.1	14.3	29.2	28.2
Interest expense, net	3.8	3.7	6.9	7.3
Investment and other loss (income), net	0.4	(0.1)	0.9	(0.4)
Income tax expense	12.6	17.1	23.8	25.2
Adjusted EBITDA	$76.3	$87.2	$144.5	$142.4

Restructuring, impairment and other charges, net—Included employee termination costs of $0.9 million and $3.7 million for the three and six months ended June 30, 2025, respectively, and $1.2 million and $2.9 million for the three and six months ended June 30, 2024, respectively. Refer to Note 5, Restructuring, Impairment and Other Charges, net, to the Unaudited Condensed Consolidated Financial Statements for additional information.

Share-based compensation expense—Included charges of $7.5 million and $13.5 million for the three and six months ended June 30, 2025, respectively, and $7.4 million and $12.5 million for the three and six months ended June 30, 2024, respectively.

Gain on sales of long-lived assets—The six months ended June 30, 2025 included a gain of $0.5 million on the sale of long-lived assets. The six months ended June 30, 2024 included a net gain of $9.8 million related to the sale of land. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the Unaudited Condensed Consolidated Financial Statements for additional information.

Non-income tax, net—Included income of $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2024, respectively, related to certain estimated non-income tax exposures previously accrued by the Company.

Gain on investments in equity securities—Included a gain of $0.1 million for the three and six months ended June 30, 2025, and $0.3 million and $0.4 million for the three and six months ended June 30, 2024, respectively.

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

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes. The Company has the ability to repatriate foreign cash, associated with foreign earnings previously subjected to U.S. tax, with minimal additional tax consequences. The Company maintains its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S., with the exception of the previously taxed foreign earnings already subject to U.S. tax. The Company did not repatriate excess cash at its foreign subsidiaries to the U.S. during the six months ended June 30, 2025. The Company repatriated $30.0 million of excess cash of previously taxed earnings at its foreign subsidiaries to the U.S. during the year ended December 31, 2024. The Company is evaluating whether to make any cash repatriations in the future.

On July 4, 2025, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14, commonly referred to as the “One Big Beautiful Bill Act” (the “Act”) was signed into law. The Act changes the timing of certain tax deductions, including depreciation expense, research and development expenditures and interest expense. Aspects of the Act will become effective for the Company in the third quarter of 2025, with certain additional impacts coming into effect in 2026 and beyond. The Company will continue evaluating the impact of the Act and expects that it will impact the timing of the Company’s future tax payments, but does not expect the enacted legislation to have a material impact on its income tax expense in future periods.

The Organization for Economic Co-operation and Development’s (“OECD”) current project, widely known as Anti-Base Erosion and Profit Shifting, seeks to address tax challenges arising in the global economy by introducing a global minimum corporate tax of 15%, referred to as Pillar Two, and several mechanisms to ensure tax is paid (the “GloBE Model Rules”). Policymakers across jurisdictions have begun adopting the GloBE Model Rules to implement a global minimum corporate tax rate of 15%. The OECD continues to release administrative guidance and many countries in which the Company operates have adopted or have proposed legislation to adopt Pillar Two. Many aspects of the minimum tax directive became effective beginning in 2024, with certain additional impacts coming into effect beginning in 2025 and beyond. The Company is monitoring enacted legislation and effective dates in its jurisdictions of operations. The Pillar Two framework did not have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2025 and the Company does not expect the enacted legislation to have a material impact in future periods.

Cash and cash equivalents were $33.8 million at June 30, 2025, which included $11.1 million in the U.S. and $22.7 million at international locations.

The following table describes the Company’s cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in millions)
Net cash provided by operating activities	$30.7	$28.3
Net cash used in investing activities	(29.9)	(19.1)
Net cash (used in) provided by financing activities	(25.5)	3.5
Effect of exchange rate on cash and cash equivalents	1.2	(0.8)
Net (decrease) increase in cash and cash equivalents	$(23.5)	$11.9

Cash Flows Provided by Operating Activities

Operating cash inflows and outflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor, rent and other operating activities.

Net cash provided by operating activities was $30.7 million for the six months ended June 30, 2025 as compared to $28.3 million for the six months ended June 30, 2024. The favorable change in cash provided by operating activities of $2.4 million was primarily due to the following factors:

•
Accounts payable increased operating cash flows by $11.1 million more during the six months ended June 30, 2025 (a $10.5M increase for the six months ended June 30, 2025, as compared to a $0.6 million decrease for the six months ended June 30, 2024), primarily due to the timing of supplier payments.
•
Receivables, net increased operating cash flows by $8.0 million more during the six months ended June 30, 2025 (a $67.6 million decrease for the six months ended June 30, 2025, as compared to a $75.6 million decrease for the six months ended June 30, 2024), due to the timing of collections.
•
Prepaid expenses and other current assets increased operating cash flows by $6.0 million more during the six months ended June 30, 2025 (a $2.9 million increase for the six months ended June 30, 2025, as compared to a $3.1 million decrease for the six months ended June 30, 2024) primarily due to the timing of January 2025 payroll payments of $7.5 million.
•
Accrued liabilities and other decreased operating cash flows by $19.2 million more during the six months ended June 30, 2025 (a $30.5 million decrease for the six months ended June 30, 2025, as compared to a $11.3 million decrease for the six months ended June 30, 2024), primarily due to higher 2025 payments of employee-related compensation, including incentive compensation and sales commissions, as a result of the Company’s 2024 operating results.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $29.9 million for the six months ended June 30, 2025, which primarily consisted of $30.0 million of capital expenditures, substantially all related to investments in software development. The Company currently expects capital expenditures to be approximately $60 million to $65 million for the year ending December 31, 2025.

Net cash used in investing activities was $19.1 million for the six months ended June 30, 2024, which primarily consisted of $31.7 million of capital expenditures, substantially all related to investments in software development, partially offset by $12.4 million of proceeds from the sale of land.

Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities was $25.5 million for the six months ended June 30, 2025. During the six months ended June 30, 2025, the Company received $207.5 million of proceeds from the Revolving Facility borrowings, partially offset by $130.5 million of payments on the Revolving Facility borrowings. During the six months ended June 30, 2025, the Company made $126.4 million of payments on long-term debt, primarily to retire the full amount of the Company’s then-outstanding $125.0 million Delayed Draw Term Loan A Facility. The Company’s common stock repurchases for the six months ended June 30, 2025 totaled $88.7 million, which included $76.4 million of repurchases under the stock repurchase program and $12.3 million associated with vesting of the Company’s equity awards.

Net cash provided by financing activities was $3.5 million for the six months ended June 30, 2024. During the six months ended June 30, 2024, the Company received $139.0 million of proceeds from the Revolving Facility borrowings, partially offset by $84.0 million of payments on the Revolving Facility borrowings. The Company’s common stock repurchases for the six months ended June 30, 2024 totaled $50.7 million, which included $27.8 million of repurchases under the stock repurchase program and $22.9 million associated with vesting of the Company’s equity awards.

Debt

The Company’s debt as of June 30, 2025 and December 31, 2024 consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Term Loan A Facility	$113.6	$125.0
Borrowings under the Revolving Facility	77.0	—
Unamortized debt issuance costs	(0.5)	(0.3)
Total debt	190.1	124.7
Less: current portion of long-term debt	5.8	—
Long-term debt	$184.3	$124.7

The Company’s debt maturity schedule as of June 30, 2025 is shown in the table below:

	Payments Due In
	Total	2025	2026	2027	2028	2029	2030 and thereafter
	(in millions)
Term Loan A Facility (a)	$113.6	$2.9	$5.8	$5.8	$10.0	$11.5	$77.6

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

As of June 30, 2025, there were $77.0 million of borrowings outstanding under the Revolving Facility as well as $1.6 million in outstanding letters of credit and bank guarantees, of which $1.5 million of the outstanding letters of credit reduced the availability under the Revolving Facility. Based on the Company’s results of operations for the twelve months ended June 30, 2025 and existing debt, the Company would have had the ability to utilize the remaining $221.5 million of the Revolving Facility and not have been in violation of the terms of the agreement.

The current availability under the Revolving Facility and net available liquidity as of June 30, 2025 are shown in the table below:

June 30, 2025
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	77.0
Impact on availability related to outstanding letters of credit	1.5
$78.5

Current availability	$221.5
Cash and cash equivalents	33.8
Net Available Liquidity	$255.3

The Company was in compliance with its debt covenants as of June 30, 2025, and expects to remain in compliance based on management’s estimates of operating and financial results for fiscal year 2025 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of June 30, 2025, the Revolving Facility is supported by thirteen U.S. and international financial institutions.

As of June 30, 2025, the Company met all the conditions required to borrow under the Revolving Facility, and management expects the Company to continue to meet the applicable borrowing conditions.

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

Item 4. Controls and Procedures

(a)
Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

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

Item 1A. Risk Factors

There were no material changes during the three months ended June 30, 2025 to the risk factors identified in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
April 1, 2025 - April 30, 2025	682,271	$42.34	682,271	$20,574,060
May 1, 2025 - May 31, 2025	106,224	51.53	104,881	150,000,000
June 1, 2025 - June 30, 2025	410	57.01	—	150,000,000
Total	788,905	$43.58	787,152

(a)
As further described in Note 10, Capital Stock, to the Unaudited Condensed Consolidated Financial Statements, on November 14, 2023, the Company’s Board of Directors authorized the repurchase of up to $150 million of the Company’s outstanding common stock commencing on January 1, 2024, with an expiration date of December 31, 2025. On May 15, 2025, the Board authorized the repurchase of up to $150 million of the Company’s outstanding common stock commencing on May 16, 2025, with an expiration date of December 31, 2026. This new share repurchase program replaces the previous $150 million program. The stock repurchase program may be suspended or discontinued at any time. The timing and amount of any shares repurchased are determined by the Company based on its evaluation of market conditions and other factors and may be completed from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director or Officer Adoption or Termination of Trading Agreements

On June 11, 2025, Daniel N. Leib, the Company’s President and Chief Executive Officer, adopted a trading plan with respect to the sale of 35,000 shares of common stock, granted to Mr. Leib as equity incentive compensation (the “Leib Plan”). The Leib Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Pursuant to the Leib Plan, if the market price of the Company’s common stock is within a specified price range during a trading window between November 13, 2025 and December 31, 2025, up to 35,000 shares of common stock will be sold at the market price.

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

Date: July 31, 2025