Form 10-Q
period 2025-09-30
Donnelley Financial Solutions, Inc.
filed 2025-10-29
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☒

As of October 24, 2025, 26,537,083 shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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
•
the effect of economic and political conditions, including global health crises, geopolitical instability and government shutdowns, on a regional, national or international basis.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Operations

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales
Software solutions	$90.7	$82.2	$267.5	$248.1
Tech-enabled services	68.6	75.2	230.3	260.3
Print and distribution	16.0	22.1	96.7	117.2
Total net sales	175.3	179.5	594.5	625.6
Cost of sales (a)
Software solutions	28.4	27.6	82.4	80.3
Tech-enabled services	27.9	29.2	86.8	93.7
Print and distribution	9.0	11.9	48.3	61.3
Total cost of sales	65.3	68.7	217.5	235.3
Selling, general and administrative expenses (a)	67.3	74.0	203.1	222.9
Depreciation and amortization	15.2	17.2	44.4	45.4
Restructuring, impairment and other charges, net	0.9	1.4	4.8	4.5
Other operating income, net	(1.6)	—	(2.1)	(9.8)
Income from operations	28.2	18.2	126.8	127.3
Interest expense, net	2.9	3.1	9.8	10.4
Pension plan settlement charge	82.8	—	82.8	—
Investment and other loss (income), net	0.4	(0.3)	1.2	(1.1)
(Loss) earnings before income taxes	(57.9)	15.4	33.0	118.0
Income tax (benefit) expense	(17.0)	6.7	6.8	31.9
Net (loss) earnings	$(40.9)	$8.7	$26.2	$86.1

Net (loss) earnings per share:
Basic	$(1.49)	$0.30	$0.94	$2.94
Diluted	$(1.49)	$0.29	$0.92	$2.86
Weighted average number of common shares outstanding:
Basic	27.4	29.1	27.9	29.3
Diluted	27.4	29.9	28.5	30.1

(a)
Exclusive of depreciation and amortization

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) earnings	$(40.9)	$8.7	$26.2	$86.1

Other comprehensive income, net of tax:
Translation adjustments	(0.6)	0.8	1.1	0.2
Pension plan settlement charge	60.3	—	60.3	—
Adjustment for net periodic pension and other postretirement benefits plans	1.0	0.4	1.6	0.8
Other comprehensive income, net of tax	60.7	1.2	63.0	1.0
Comprehensive income	$19.8	$9.9	$89.2	$87.1

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Balance Sheets

(in millions, except per share data)

(UNAUDITED)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$22.7	$57.3
Receivables, less allowances for expected losses of $24.2 in 2025 (2024 - $25.0)	161.0	138.0
Prepaid expenses and other current assets	34.0	37.2
Total current assets	217.7	232.5
Property, plant and equipment, net	6.8	8.9
Operating lease right-of-use assets	7.9	12.3
Software, net	97.3	96.5
Goodwill	405.7	405.4
Deferred income taxes, net	48.3	56.4
Other noncurrent assets	32.6	29.6
Total assets	$816.3	$841.6
LIABILITIES
Accounts payable	$27.8	$28.7
Current portion of long-term debt	5.8	—
Operating lease liabilities	5.4	10.3
Accrued liabilities	154.3	185.1
Total current liabilities	193.3	224.1
Long-term debt	148.9	124.7
Deferred compensation liabilities	12.0	12.2
Pension and other postretirement benefits plans liabilities	23.1	23.3
Noncurrent operating lease liabilities	2.6	6.4
Other noncurrent liabilities	13.3	14.8
Total liabilities	393.2	405.5
Commitments and Contingencies (Note 7)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and outstanding: 39.6 shares and 26.9 shares in 2025 (2024 - 38.9 shares and 28.7 shares)	0.4	0.4
Treasury stock, at cost: 12.7 shares in 2025 (2024 - 10.2 shares)	(469.0)	(344.1)
Additional paid-in capital	355.9	333.2
Retained earnings	554.7	528.5
Accumulated other comprehensive loss	(18.9)	(81.9)
Total equity	423.1	436.1
Total liabilities and equity	$816.3	$841.6

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Cash Flows

(in millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net earnings	$26.2	$86.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44.4	45.4
Provision for expected losses on accounts receivable	7.6	14.3
Share-based compensation expense	20.3	19.2
Deferred income taxes	(14.8)	(5.7)
Pension plan settlement charge	82.8	—
Net pension plan expense (income)	1.3	(0.8)
Gain on sales of long-lived assets	(0.5)	(9.8)
Amortization of operating lease right-of-use assets	5.0	6.9
Other	(2.0)	1.4
Changes in operating assets and liabilities:
Receivables, net	(29.6)	(40.2)
Prepaid expenses and other current assets	5.1	0.4
Accounts payable	1.5	—
Income taxes payable and receivable	(1.5)	4.0
Accrued liabilities and other	(19.5)	5.5
Operating lease liabilities	(7.4)	(10.6)
Pension and other postretirement benefits plans contributions	(13.8)	(1.4)
Net cash provided by operating activities	105.1	114.7
INVESTING ACTIVITIES
Capital expenditures	(45.2)	(50.8)
Proceeds from sales of investments in equity securities	0.1	0.2
Proceeds from sale of long-lived assets	—	12.4
Net cash used in investing activities	(45.1)	(38.2)
FINANCING ACTIVITIES
Revolving facility borrowings	236.5	159.5
Payments on revolving facility borrowings	(193.5)	(159.5)
Payments on long-term debt	(127.9)	—
Proceeds from issuance of long-term debt	115.0	—
Debt issuance costs	(2.2)	—
Treasury share repurchases	(123.1)	(64.4)
Cash received for common stock issuances	1.9	0.6
Finance lease payments	(2.4)	(2.1)
Net cash used in financing activities	(95.7)	(65.9)
Effect of exchange rate on cash and cash equivalents	1.1	(0.1)
Net (decrease) increase in cash and cash equivalents	(34.6)	10.5
Cash and cash equivalents at beginning of year	57.3	23.1
Cash and cash equivalents at end of period	$22.7	$33.6
Supplemental cash flow information:
Income taxes paid, net of refunds	$23.6	$33.5
Interest paid	$8.6	$10.7
Non-cash investing activities:
Capitalized software included in accounts payable	$3.6	$0.1

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2025 and 2024

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	39.6	$0.4	12.1	$(433.1)	$348.8	$595.6	$(79.6)	$432.1
Net loss	—	—	—	—	—	(40.9)	—	(40.9)
Other comprehensive income	—	—	—	—	—	—	60.7	60.7
Share-based compensation expense	—	—	—	—	6.8	—	—	6.8
Common stock repurchases	—	—	0.6	(35.8)	—	—	—	(35.8)
Issuance of share-based awards, net of withholdings and other	—	—	—	(0.1)	0.3	—	—	0.2
Balance at September 30, 2025	39.6	$0.4	12.7	$(469.0)	$355.9	$554.7	$(18.9)	$423.1

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	38.8	$0.4	9.7	$(313.0)	$318.7	$513.5	$(78.1)	$441.5
Net earnings	—	—	—	—	—	8.7	—	8.7
Other comprehensive income	—	—	—	—	—	—	1.2	1.2
Share-based compensation expense	—	—	—	—	6.7	—	—	6.7
Common stock repurchases	—	—	0.2	(13.4)	—	—	—	(13.4)
Issuance of share-based awards, net of withholdings and other	—	—	—	(0.2)	—	—	—	(0.2)
Balance at September 30, 2024	38.8	$0.4	9.9	$(326.6)	$325.4	$522.2	$(76.9)	$444.5

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2025 and 2024

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	38.9	$0.4	10.2	$(344.1)	$333.2	$528.5	$(81.9)	$436.1
Net earnings	—	—	—	—	—	26.2	—	26.2
Other comprehensive income	—	—	—	—	—	—	63.0	63.0
Share-based compensation expense	—	—	—	—	20.3	—	—	20.3
Common stock repurchases	—	—	2.2	(112.5)	—	—	—	(112.5)
Issuance of share-based awards, net of withholdings and other	0.7	—	0.3	(12.4)	2.4	—	—	(10.0)
Balance at September 30, 2025	39.6	$0.4	12.7	$(469.0)	$355.9	$554.7	$(18.9)	$423.1

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	38.0	$0.4	8.9	$(262.1)	$305.7	$436.1	$(77.9)	$402.2
Net earnings	—	—	—	—	—	86.1	—	86.1
Other comprehensive income	—	—	—	—	—	—	1.0	1.0
Share-based compensation expense	—	—	—	—	19.2	—	—	19.2
Common stock repurchases	—	—	0.6	(41.4)	—	—	—	(41.4)
Issuance of share-based awards, net of withholdings and other	0.8	—	0.4	(23.1)	0.5	—	—	(22.6)
Balance at September 30, 2024	38.8	$0.4	9.9	$(326.6)	$325.4	$522.2	$(76.9)	$444.5

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

Allowances for Expected Losses—Transactions affecting the current expected credit loss (“CECL”) reserve during the nine months ended September 30, 2025 and 2024 were as follows:

	September 30,
	2025	2024
Balance, beginning of year	$25.0	$18.9
Provisions charged to expense	7.6	14.3
Write-offs, reclassifications and other	(8.4)	(8.8)
Balance, end of period	$24.2	$24.4

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The components of the CECL reserve balance at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Provision for accounts receivable	$23.7	$24.6
Provision for unbilled receivables and contract assets	0.5	0.4
Total	$24.2	$25.0

Assets Held for Sale—On March 29, 2024, the Company sold land for net proceeds of $13.2 million, of which $12.4 million was received in the first quarter of 2024. The Company recognized a net pre-tax gain of $10.6 million related to the sale, of which $9.8 million was recorded during the nine months ended September 30, 2024. The net pre-tax gain was recorded in other operating income, net on the Unaudited Condensed Consolidated Statements of Operations within the Capital Markets - Compliance and Communications Management operating segment.

Property, Plant and Equipment, net—The components of the Company’s property, plant and equipment, net at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Land	$0.3	$0.3
Buildings	13.2	15.1
Machinery and equipment	55.5	56.0
	69.0	71.4
Less: Accumulated depreciation	(62.2)	(62.5)
Total	$6.8	$8.9

Depreciation expense was $1.3 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively, and $3.8 million and $4.9 million for the nine months ended September 30, 2025 and 2024, respectively.

Software, net—Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software was $13.9 million and $15.6 million for the three months ended September 30, 2025 and 2024, respectively, and $40.6 million and $40.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Investments—The carrying value of the Company’s investments in equity securities was $6.3 million and $5.8 million at September 30, 2025 and December 31, 2024, respectively. The Company measures its equity securities that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires that an entity disclose consistent categories and greater disaggregation of information in the income tax rate reconciliation, income taxes paid disaggregated by jurisdiction, among other amendments that expand income tax disclosures. The standard is effective for fiscal years beginning after December 15, 2024. The Company expects that the adoption of this standard will result in additional income tax disclosures to the consolidated financial statements.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which clarifies the threshold entities apply to begin capitalizing costs and removes references to software development project stages. The ASU requires that an entity capitalize software costs when management has authorized and committed to funding the software project and when it is probable that the project will be completed and the software will be used to perform the intended functions, including consideration of whether there is significant development uncertainty. The standard is effective for fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of the adoption of this standard on the consolidated financial statements.

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

Disaggregation of Revenue

The following table disaggregates revenue between software solutions, tech-enabled services and print and distribution by reportable segment:

	Three Months Ended September 30,
	2025				2024
	Software Solutions	Tech-enabled Services	Print and Distribution	Total	Software Solutions	Tech-enabled Services	Print and Distribution	Total
Capital Markets - Software Solutions	$59.0	$—	$—	$59.0	$53.3	$—	$—	$53.3
Capital Markets - Compliance and Communications Management	—	51.3	5.9	57.2	—	55.6	7.9	63.5
Investment Companies - Software Solutions	31.7	—	—	31.7	28.9	—	—	28.9
Investment Companies - Compliance and Communications Management	—	17.3	10.1	27.4	—	19.6	14.2	33.8
Total net sales	$90.7	$68.6	$16.0	$175.3	$82.2	$75.2	$22.1	$179.5

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Nine Months Ended September 30,
	2025				2024
	Software Solutions	Tech-enabled Services	Print and Distribution	Total	Software Solutions	Tech-enabled Services	Print and Distribution	Total
Capital Markets - Software Solutions	$170.0	$—	$—	$170.0	$163.6	$—	$—	$163.6
Capital Markets - Compliance and Communications Management	—	176.7	57.9	234.6	—	202.9	65.5	268.4
Investment Companies - Software Solutions	97.5	—	—	97.5	84.5	—	—	84.5
Investment Companies - Compliance and Communications Management	—	53.6	38.8	92.4	—	57.4	51.7	109.1
Total net sales	$267.5	$230.3	$96.7	$594.5	$248.1	$260.3	$117.2	$625.6

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

Contract assets were $18.8 million and $13.8 million at September 30, 2025 and December 31, 2024, respectively. Generally, the contract assets balance is impacted by the recognition of additional revenue, amounts invoiced to customers and changes in the level of constraint applied to variable consideration. Amounts recognized as revenue exceeded the estimates for performance obligations satisfied in previous periods by approximately $8.6 million and $7.6 million for the three months ended September 30, 2025 and 2024, respectively, and $21.7 million and $18.4 million for the nine months ended September 30, 2025 and 2024, respectively, primarily due to changes in the Company’s estimate of variable consideration and the application of the constraint.

Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price and management’s assessment of realizable selling price. Unbilled receivables were $26.8 million and $24.1 million at September 30, 2025 and December 31, 2024, respectively. Unbilled receivables and contract assets are included in receivables, less allowances for expected losses on the Unaudited Condensed Consolidated Balance Sheets.

Contract liabilities consist of deferred revenue and progress billings, the majority of which is included in accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. Contract liabilities were $63.8 million and $52.9 million at September 30, 2025 and December 31, 2024, respectively. Contract liabilities increased during the period due to amounts invoiced for performance obligations before the revenue recognition criteria were met, which were offset by decreases due to revenue recognized in the period. The Company recognized $8.6 million and $7.6 million for the three months ended September 30, 2025 and 2024, respectively, and $46.1 million and $35.9 million of revenue during the nine months ended September 30, 2025 and 2024, respectively, that was included in the deferred revenue balances at the beginning of the respective annual periods.

Most of the Company’s contracts with significant remaining performance obligations have an initial expected duration of one year or less. As of September 30, 2025, the future estimated revenue related to unsatisfied or partially satisfied performance obligations under contracts with an original contractual term in excess of one year was approximately $175 million, of which approximately 50% is expected to be recognized as revenue over the succeeding twelve months, and the remainder recognized thereafter.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 3. Goodwill

Goodwill balances by reportable segment were as follows:

	Gross book value at December 31, 2024	Accumulated impairment charges at December 31, 2024	Net book value at December 31, 2024	Foreign exchange adjustments	Net book value at September 30, 2025
Capital Markets - Software Solutions	$99.9	$—	$99.9	$0.1	$100.0
Capital Markets - Compliance and Communications Management	252.5	—	252.5	0.2	252.7
Investment Companies - Software Solutions	53.0	—	53.0	—	53.0
Investment Companies - Compliance and Communications Management	40.6	(40.6)	—	—	—
Total	$446.0	$(40.6)	$405.4	$0.3	$405.7

Note 4. Leases

The Company has operating leases for certain service centers, office space and equipment as well as finance leases, substantially all related to information technology equipment. Other information related to operating and finance leases for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Supplemental cash flow information:
Cash paid related to operating leases	$2.4	$3.6	$7.9	$11.3
Cash paid related to principal payments on finance leases	$0.7	$0.7	$2.4	$2.1

Non-cash disclosure:
(Decrease) increase in operating lease liabilities due to lease modifications and remeasurements	$(2.2)	$—	$(2.2)	$0.1

The components of lease expense for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense:
Operating lease expense	$1.8	$2.4	$5.5	$7.3
Sublease income	(0.9)	(1.2)	(2.7)	(3.4)
Net operating lease expense	$0.9	$1.2	$2.8	$3.9

Finance lease expense:
Amortization of right-of-use assets	$0.5	$0.8	$1.6	$2.1
Interest on lease liabilities	—	0.1	0.1	0.2
Total finance lease expense	$0.5	$0.9	$1.7	$2.3

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The Company’s finance leases as of September 30, 2025 and December 31, 2024 are presented on the Company’s Unaudited Condensed Consolidated Balance Sheets as follows:

	September 30, 2025	December 31, 2024
Property, plant and equipment, net	$1.7	$2.9

Accrued liabilities	$0.9	$2.8
Other noncurrent liabilities	0.2	0.2
Total	$1.1	$3.0

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

For the three months ended September 30, 2025 and 2024, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Other Charges	Total
Three Months Ended September 30, 2025
Capital Markets - Software Solutions	$0.1	$0.1	$0.2
Capital Markets - Compliance and Communications Management	0.3	—	0.3
Investment Companies - Software Solutions	0.3	—	0.3
Corporate	0.1	—	0.1
Total	$0.8	$0.1	$0.9

	Employee Terminations	Impairment Charges	Other Charges	Total
Three Months Ended September 30, 2024
Capital Markets - Compliance and Communications Management	$0.3	$0.6	$0.1	$1.0
Investment Companies - Software Solutions	0.3	—	—	0.3
Corporate	0.1	—	—	0.1
Total	$0.7	$0.6	$0.1	$1.4

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the nine months ended September 30, 2025 and 2024, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Other Charges	Total
Nine Months Ended September 30, 2025
Capital Markets - Software Solutions	$0.7	$0.1	$0.8
Capital Markets - Compliance and Communications Management	2.0	0.1	2.1
Investment Companies - Software Solutions	0.9	—	0.9
Investment Companies - Compliance and Communications Management	0.5	—	0.5
Corporate	0.4	0.1	0.5
Total	$4.5	$0.3	$4.8

	Employee Terminations	Impairment Charges	Other Charges	Total
Nine Months Ended September 30, 2024
Capital Markets - Software Solutions	$0.3	$—	$—	$0.3
Capital Markets - Compliance and Communications Management	1.6	0.6	0.2	2.4
Investment Companies - Software Solutions	0.4	—	—	0.4
Investment Companies - Compliance and Communications Management	0.1	—	—	0.1
Corporate	1.2	—	0.1	1.3
Total	$3.6	$0.6	$0.3	$4.5

For the three months ended September 30, 2025, the Company recorded net restructuring charges of $0.8 million related to employee termination costs for approximately 10 employees, substantially all of whom are expected to be terminated by December 31, 2025. For the nine months ended September 30, 2025, the Company recorded net restructuring charges of $4.5 million related to employee termination costs for approximately 60 employees, substantially all of whom are expected to be terminated by December 31, 2025. The restructuring actions were primarily related to the reorganization of certain capital markets and investment companies operations.

For the three months ended September 30, 2024, the Company recorded restructuring charges of $0.7 million related to employee termination costs for approximately 10 employees, substantially all of whom were terminated as of December 31, 2024. For the nine months ended September 30, 2024, the Company recorded restructuring charges of $3.6 million related to employee termination costs for approximately 40 employees, substantially all of whom were terminated as of December 31, 2024. The restructuring actions were primarily related to the reorganization of certain capital markets operations and certain changes in management structure. The three and nine months ended September 30, 2024 also included $0.6 million of impairment charges.

Restructuring Reserve – Employee Terminations

The Company’s employee terminations liability is included in accrued liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. Changes in the accrual for employee terminations during the nine months ended September 30, 2025 were as follows:

Employee Terminations
Balance at December 31, 2024	$1.8
Restructuring charges, net	4.5
Cash paid	(4.8)
Balance at September 30, 2025	$1.5

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 6. Retirement Plans

The components of net pension plan expense (income) for the three and nine months ended September 30, 2025 and 2024 are included in investment and other loss (income), net on the Unaudited Condensed Consolidated Statements of Operations and were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest cost	$2.6	$2.8	$7.7	$8.3
Expected return on assets	(2.5)	(3.4)	(7.5)	(10.1)
Amortization, net	0.3	0.4	1.1	1.0
Net pension plan expense (income)	0.4	(0.2)	1.3	(0.8)
Pension plan settlement charge	82.8	—	82.8	—
Total pension plan expense (income)	$83.2	$(0.2)	$84.1	$(0.8)

Pension Plan Termination and Settlement

In August 2024, the Company executed an amendment to commence the process of terminating the Company’s primary defined benefit plan (the “Plan”). During the three months ended September 30, 2025, the Company settled the Plan obligations through a combination of lump sum payments to certain Plan participants and the purchase of a non-participating irrevocable group annuity contract (the “Plan Settlement”). In connection with the Plan Settlement, the Company made a $12.5 million cash contribution to fully fund the Plan.

As a result of the Plan Settlement, the Company remeasured the Plan’s assets and obligations and recognized a non-cash settlement charge of $82.8 million during the three and nine months ended September 30, 2025, due to the recognition of unrealized accumulated Plan losses previously reported within accumulated other comprehensive loss on the Unaudited Condensed Consolidated Balance Sheets. The Plan Settlement was recorded within Corporate.

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

Note 8. Debt

The Company’s debt as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Term Loan A Facility	$112.1	$125.0
Borrowings under the Revolving Facility	43.0	—
Unamortized debt issuance costs	(0.4)	(0.3)
Total debt	154.7	124.7
Less: current portion of long-term debt	5.8	—
Long-term debt	$148.9	$124.7

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

Term Loan A Facility—The Company used the proceeds of the Term Loan A Facility and the Revolving Facility to retire the full $125.0 million of the Company’s then-outstanding Delayed Draw Term Loan A Facility. Under the Amended and Restated Credit Agreement, the Term Loan A Facility bears interest at a rate equal to the sum of the Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 2.00% to 2.50% based on the Company’s Consolidated Net Leverage Ratio. The principal amount of loans under the Term Loan A Facility are due and payable in equal quarterly installments of 1.25% of the original principal amount of the loans during the first three years after funding, beginning on June 30, 2025, and 2.50% of the original principal amount of the loans thereafter. Voluntary prepayments of the Term Loan A Facility are permitted at any time without premium or penalty. The entire unpaid principal amount of the loans will be due and payable in full on March 13, 2030. The fair value of the Term Loan A Facility and Delayed Draw Term Loan A Facility was $111.3 million and $125.0 million as of September 30, 2025 and December 31, 2024, respectively, and was determined to be Level 2 under the fair value hierarchy. The weighted-average interest rate on borrowings under the Term Loan A Facility and Delayed Draw Term Loan A Facility was 6.5% and 7.4% for the nine months ended September 30, 2025 and 2024, respectively.

Revolving Facility—As of September 30, 2025, there were $43.0 million of borrowings outstanding under the Revolving Facility and there were no borrowings outstanding under the Revolving Facility as of December 31, 2024. The weighted-average interest rate on borrowings under the Revolving Facility was 6.7% and 7.7% for the nine months ended September 30, 2025 and 2024, respectively. The fair value of the Company’s borrowing under the Revolving Facility is classified as Level 2 under the fair value hierarchy and approximated its carrying value as of September 30, 2025, as the Revolving Facility carries a variable rate of interest reflecting current market rates.

The following table summarizes interest expense, net included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest incurred	$3.2	$3.5	$10.6	$12.1
Interest income, net of loss on debt extinguishment	(0.3)	(0.4)	(0.8)	(1.7)
Interest expense, net	$2.9	$3.1	$9.8	$10.4

Note 9. (Loss) Earnings per Share

Net (loss) earnings per basic share is calculated by dividing net (loss) earnings by the weighted-average number of common shares outstanding for the period. Net earnings per diluted share is computed using the weighted-average number of common and potentially dilutive shares outstanding during the period, including stock options, restricted stock units (“RSUs”), performance share units (“PSUs”) and restricted stock, using the treasury stock method. Since the Company was in a net loss position for the three months ended September 30, 2025, approximately 1.0 million of potential weighted-average outstanding common shares were excluded from the calculation of diluted common shares outstanding as the effect would have been anti-dilutive.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The reconciliation of the numerator and denominator of the net (loss) earnings per basic and diluted share calculations for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) earnings per share:
Basic	$(1.49)	$0.30	$0.94	$2.94
Diluted	$(1.49)	$0.29	$0.92	$2.86
Numerator:
Net (loss) earnings	$(40.9)	$8.7	$26.2	$86.1
Denominator:
Weighted-average number of common shares outstanding	27.4	29.1	27.9	29.3
Dilutive awards	—	0.8	0.6	0.8
Diluted weighted-average number of common shares outstanding	27.4	29.9	28.5	30.1

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

Common Stock Repurchases

On November 14, 2023, the Board authorized the repurchase of up to $150 million of the Company’s outstanding common stock commencing on January 1, 2024, with an expiration date of December 31, 2025. On May 15, 2025, the Board authorized the repurchase of up to $150 million of the Company’s outstanding common stock commencing on May 16, 2025, with an expiration date of December 31, 2026. This new share repurchase program replaces the previous $150 million program. As of September 30, 2025, the remaining authorized amount was $114.5 million.

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

The Company’s stock repurchases, excluding associated excise taxes, for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock repurchases	$35.5	$13.3	$111.6	$41.3
Number of shares repurchased	659,367	208,254	2,307,820	665,535
Average price paid per share	$53.79	$63.96	$48.35	$62.10

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 11. Comprehensive Income

The components of other comprehensive income (loss) and income tax expense (benefit) allocated to each component for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$(0.6)	$—	$(0.6)	$1.1	$—	$1.1
Pension plan settlement charge	82.8	22.5	60.3	82.8	22.5	60.3
Adjustment for net periodic pension and other postretirement benefits plans	1.3	0.3	1.0	2.1	0.5	1.6
Other comprehensive income	$83.5	$22.8	$60.7	$86.0	$23.0	$63.0

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$0.8	$—	$0.8	$0.2	$—	$0.2
Adjustment for net periodic pension and other postretirement benefits plans	0.4	—	0.4	1.0	0.2	0.8
Other comprehensive income	$1.2	$—	$1.2	$1.2	$0.2	$1.0

The following tables summarize changes in accumulated other comprehensive loss by component for the three months ended September 30, 2025 and 2024:

	Pension and Other Postretirement Benefits Plans	Translation Adjustments	Total
Balance at June 30, 2025	$(65.8)	$(13.8)	$(79.6)
Other comprehensive loss before reclassifications	—	(0.6)	(0.6)
Reclassifications:
Pension plan settlement charge (a)	82.8	—	82.8
Pension plan remeasurement (a)	1.0	—	1.0
Amortization of net actuarial loss (b)	0.3	—	0.3
Less: Income tax	22.8	—	22.8
Reclassifications, net of tax	61.3	—	61.3
Net change in accumulated other comprehensive loss	61.3	(0.6)	60.7
Balance at September 30, 2025	$(4.5)	$(14.4)	$(18.9)

	Pension and Other Postretirement Benefits Plans	Translation Adjustments	Total
Balance at June 30, 2024	$(63.3)	$(14.8)	$(78.1)
Other comprehensive income before reclassifications	—	0.8	0.8
Reclassifications:
Amortization of net actuarial loss (b)	0.4	—	0.4
Reclassifications, net of tax	0.4	—	0.4
Net change in accumulated other comprehensive loss	0.4	0.8	1.2
Balance at September 30, 2024	$(62.9)	$(14.0)	$(76.9)

(a)
As a result of the Plan Settlement, the Company remeasured the Plan’s assets and obligations and recognized a non-cash settlement charge of $82.8 million during the three and nine months ended September 30, 2025, due to the recognition of unrealized accumulated Plan losses previously reported within accumulated other comprehensive loss on the Unaudited Condensed Consolidated Balance Sheets. The related tax effects associated with the Plan Settlement are included in income tax (benefit) expense on the Company’s Unaudited Condensed Consolidated Statements of Operations (see Note 6, Retirement Plans).
(b)
These accumulated other comprehensive loss components are included in the calculation of net periodic pension and other postretirement benefits plans expense (income) recognized in investment and other loss (income), net on the Unaudited Condensed Consolidated Statements of Operations (see Note 6, Retirement Plans).

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following tables summarize changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2025 and 2024:

	Pension and Other Postretirement Benefits Plans	Translation Adjustments	Total
Balance at December 31, 2024	$(66.4)	$(15.5)	$(81.9)
Other comprehensive income before reclassifications	—	1.1	1.1
Reclassifications:
Pension plan settlement charge (a)	82.8	—	82.8
Pension plan remeasurement (a)	1.0	—	1.0
Amortization of net actuarial loss (b)	1.1	—	1.1
Less: Income tax	23.0	—	23.0
Reclassifications, net of tax	61.9	—	61.9
Net change in accumulated other comprehensive loss	61.9	1.1	63.0
Balance at September 30, 2025	$(4.5)	$(14.4)	$(18.9)

	Pension and Other Postretirement Benefits Plans	Translation Adjustments	Total
Balance at December 31, 2023	$(63.7)	$(14.2)	$(77.9)
Other comprehensive loss before reclassifications	—	(0.2)	(0.2)
Reclassifications:
Amortization of net actuarial loss (b)	1.0	—	1.0
Reclassification of translation adjustment	—	0.5	0.5
Less: Income tax	0.2	0.1	0.3
Reclassifications, net of tax	0.8	0.4	1.2
Net change in accumulated other comprehensive loss	0.8	0.2	1.0
Balance at September 30, 2024	$(62.9)	$(14.0)	$(76.9)

(a)
As a result of the Plan Settlement, the Company remeasured the Plan’s assets and obligations and recognized a non-cash settlement charge of $82.8 million during the three and nine months ended September 30, 2025, due to the recognition of unrealized accumulated Plan losses previously reported within accumulated other comprehensive loss on the Unaudited Condensed Consolidated Balance Sheets. The related tax effects associated with the Plan Settlement are included in income tax (benefit) expense on the Company’s Unaudited Condensed Consolidated Statements of Operations (see Note 6, Retirement Plans).
(b)
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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 12. Segment Information

The Company operates its business through four operating and reportable segments: Capital Markets – Software Solutions, Capital Markets – Compliance and Communications Management, Investment Companies – Software Solutions and Investment Companies – Compliance and Communications Management. Corporate is not an operating segment and consists primarily of unallocated selling, general and administrative (“SG&A”) activities and associated expenses including, in part, executive, legal, finance and certain facility costs. In addition, certain costs, losses and earnings of employee benefits plans, such as pension and other postretirement benefits plans expense (income) as well as share-based compensation expense, are included in Corporate and not allocated to the operating segments.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Information by Segment

The chief operating decision maker (“CODM”) regularly reviews segment net sales and Segment Adjusted EBITDA to assess segment performance and to decide how to allocate resources. Segment Adjusted EBITDA is reviewed to monitor budget versus actual results, analyze historical trends in assessing performance and identify actions required to improve profitability. Segment Adjusted EBITDA is defined as (loss) earnings before interest expense, net, income tax (benefit) expense, depreciation and amortization and adjusted to exclude the impact of certain costs, expenses, gains, losses and other items, as reflected in the Reconciliation of total Segment Adjusted EBITDA sections below, which management believes are not indicative of ongoing operations and segment performance. As the CODM does not review segment assets to evaluate segment performance, segment assets are not disclosed.

The following tables include selected financial data for the Company’s reportable segments for the three and nine months ended September 30, 2025 and 2024:

	Capital Markets - Software Solutions	Capital Markets - Compliance and Communications Management	Investment Companies - Software Solutions	Investment Companies - Compliance and Communications Management	Total
Three Months Ended September 30, 2025
Net sales	$59.0	$57.2	$31.7	$27.4	$175.3
Less:
Cost of sales (a)	14.8	20.9	13.6	14.1
SG&A expenses (a)	23.7	16.6	6.5	3.7
Other segment items (a)	(0.1)	0.1	—	0.1
Segment Adjusted EBITDA	$20.6	$19.6	$11.6	$9.5	$61.3
Reconciliation of total Segment Adjusted EBITDA
Corporate (b)					(11.8)
Restructuring, impairment and other charges, net					(0.9)
Share-based compensation expense					(6.8)
Pension plan settlement charge					(82.8)
Accelerated rent benefit					1.6
Depreciation and amortization					(15.2)
Interest expense, net					(2.9)
Investment and other loss, net					(0.4)
Loss before income taxes					$(57.9)

Three Months Ended September 30, 2024
Net sales	$53.3	$63.5	$28.9	$33.8	$179.5
Less:
Cost of sales (a)	14.6	23.3	13.0	17.7
SG&A expenses (a)	25.5	20.2	6.9	5.8
Other segment items (a)	—	(0.1)	0.1	0.1
Segment Adjusted EBITDA	$13.2	$20.1	$8.9	$10.2	$52.4
Reconciliation of total Segment Adjusted EBITDA
Corporate (b)					(9.2)
Restructuring, impairment and other charges, net					(1.4)
Share-based compensation expense					(6.7)
Non-income tax, net					0.3
Depreciation and amortization					(17.2)
Interest expense, net					(3.1)
Investment and other income, net					0.3
Earnings before income taxes					$15.4

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Capital Markets - Software Solutions	Capital Markets - Compliance and Communications Management	Investment Companies - Software Solutions	Investment Companies - Compliance and Communications Management	Total
Nine Months Ended September 30, 2025
Net sales	$170.0	$234.6	$97.5	$92.4	$594.5
Less:
Cost of sales (a)	42.7	88.3	39.7	46.1
SG&A expenses (a)	70.5	53.1	19.2	11.9
Other segment items (a)	(0.1)	0.1	—	0.1
Segment Adjusted EBITDA	$56.9	$93.1	$38.6	$34.3	$222.9
Reconciliation of total Segment Adjusted EBITDA
Corporate (b)					(28.9)
Restructuring, impairment and other charges, net					(4.8)
Share-based compensation expense					(20.3)
Pension plan settlement charge					(82.8)
Accelerated rent benefit					1.6
Gain on sale of long-lived assets					0.5
Non-income tax, net					0.2
Gain on investments in equity securities					0.1
Depreciation and amortization					(44.4)
Interest expense, net					(9.8)
Investment and other loss, net					(1.3)
Earnings before income taxes					$33.0

Nine Months Ended September 30, 2024
Net sales	$163.6	$268.4	$84.5	$109.1	$625.6
Less:
Cost of sales (a)	43.1	98.8	37.1	57.0
SG&A expenses (a)	70.3	72.4	19.3	15.3
Other segment items (a)	—	(0.1)	0.1	0.1
Segment Adjusted EBITDA	$50.2	$97.3	$28.0	$36.7	$212.2
Reconciliation of total Segment Adjusted EBITDA
Corporate (b)					(26.6)
Restructuring, impairment and other charges, net					(4.5)
Share-based compensation expense					(19.2)
Gain on sale of long-lived assets					9.8
Non-income tax, net					1.0
Gain on investments in equity securities					0.4
Depreciation and amortization					(45.4)
Interest expense, net					(10.4)
Investment and other income, net					0.7
Earnings before income taxes					$118.0

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation and amortization
Capital Markets - Software Solutions	$7.8	$7.1	$22.5	$20.3
Capital Markets - Compliance and Communications Management	1.6	4.3	4.7	8.4
Investment Companies - Software Solutions	4.8	4.5	14.3	13.1
Investment Companies - Compliance and Communications Management	1.0	1.2	2.9	3.5
Total operating segments	15.2	17.1	44.4	45.3
Corporate	—	0.1	—	0.1
Total	$15.2	$17.2	$44.4	$45.4

Capital expenditures
Capital Markets - Software Solutions	$8.2	$9.9	$22.9	$24.3
Capital Markets - Compliance and Communications Management	2.2	2.1	6.6	5.9
Investment Companies - Software Solutions	3.8	6.0	12.6	17.0
Investment Companies - Compliance and Communications Management	0.5	0.5	1.6	2.3
Total operating segments	14.7	18.5	43.7	49.5
Corporate	0.5	0.6	1.5	1.3
Total	$15.2	$19.1	$45.2	$50.8

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

Market Volatility/Cyclicality and Seasonality

The Company’s Capital Markets segments (CM-SS and CM-CCM), in particular, are subject to market volatility, as the demand for the transactional and Venue offerings is largely dependent on the global market for initial public offerings (“IPOs”), secondary offerings, mergers and acquisitions (“M&A”), public and private debt offerings, leveraged buyouts, spinouts, special purpose acquisition company (“SPAC”) and de-SPAC transactions and other similar transactions. A variety of factors impact the global markets for transactions, including economic activity levels, interest rates, market volatility, the regulatory and political environment, tariffs and trade policy, geopolitical and civil unrest and global pandemics, among others. Due to the significant net sales and profitability derived from transactional and Venue offerings, market volatility can lead to uneven financial performance when comparing to previous periods. Recently, U.S. capital market transactions, especially IPOs and M&A transactions have been disrupted by the U.S. federal government shutdown that began on October 1, 2025. Future government shutdowns or other factors impacting the attractiveness of U.S. capital markets could result in additional volatility. The Company’s compliance offerings, supporting the quarterly and annual public company reporting processes through its filing services and ActiveDisclosure, as well as its Investment Companies segments (IC-SS and IC-CCM) regulatory and stockholder communications offerings, including Arc Suite, are less impacted by market volatility. The Company's overall risk profile is balanced by offering services in higher demand during a down market, such as document management tools for the bankruptcy/restructuring process and by moving upstream in the transactional process with products like Venue.

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

Segments

The Company’s four operating and reportable segments are: Capital Markets – Software Solutions (“CM-SS”), Capital Markets – Compliance and Communications Management (“CM-CCM”), Investment Companies – Software Solutions (“IC-SS”) and Investment Companies – Compliance and Communications Management (“IC-CCM”). Corporate is not an operating segment and consists primarily of unallocated selling, general and administrative (“SG&A”) activities and associated expenses including, in part, executive, legal, finance and certain facility costs. In addition, certain costs, losses and earnings of employee benefits plans, such as pension and other postretirement benefits plans expense (income) as well as share-based compensation expense, are included in Corporate and not allocated to the operating segments.

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

Executive Overview

Third Quarter Overview

Net sales for the three months ended September 30, 2025 decreased by $4.2 million, or 2.3%, to $175.3 million from $179.5 million for the three months ended September 30, 2024, including a $0.5 million, or 0.3%, increase due to changes in foreign currency exchange rates. Net sales decreased due to lower tech-enabled services net sales of $6.6 million, primarily driven by lower capital markets transactional and compliance volumes, and lower print and distribution net sales of $6.1 million, primarily as a result of lower investment companies compliance volumes, partially offset by higher software solutions net sales of $8.5 million, primarily due to higher ActiveDisclosure net sales of $4.7 million and higher Arc Suite net sales of $2.8 million.

Income from operations for the three months ended September 30, 2025 increased by $10.0 million, or 54.9%, to $28.2 million from $18.2 million for the three months ended September 30, 2024, primarily due to lower SG&A expenses of $6.7 million, lower cost of sales of $3.4 million and lower depreciation and amortization expense of $2.0 million, partially offset by lower net sales of $4.2 million, as described above. The lower SG&A expense is largely driven by lower incentive compensation expense and cost control initiatives, partially offset by higher healthcare expense of $4.3 million, whereas the lower cost of sales of $3.4 million is largely driven by lower sales volumes.

Year-to-Date Overview

Net sales for the nine months ended September 30, 2025 decreased by $31.1 million, or 5.0%, to $594.5 million from $625.6 million for the nine months ended September 30, 2024, including a $0.2 million increase due to changes in foreign currency exchange rates. Net sales decreased due to lower tech-enabled services net sales of $30.0 million, primarily driven by lower capital markets transactional and compliance volumes, and lower print and distribution net sales of $20.5 million, primarily as a result of lower investment companies and capital markets compliance volumes, partially offset by higher software solutions net sales of $19.4 million, primarily due to higher Arc Suite net sales of $13.0 million and higher ActiveDisclosure net sales of $9.0 million.

Income from operations of $126.8 million for the nine months ended September 30, 2025 decreased by $0.5 million, or 0.4%, as compared to the nine months ended September 30, 2024, primarily due to lower net sales of $31.1 million, as described above, and a net gain of $9.8 million on the sale of land during the nine months ended September 30, 2024, partially offset by lower SG&A expenses of $19.8 million and lower cost of sales of $17.8 million. The lower SG&A expense is largely driven by cost control initiatives, lower bad debt expense of $6.7 million and lower incentive compensation expense, partially offset by higher healthcare expense of $4.4 million, whereas the lower cost of sales of $17.8 million is largely driven by lower sales volumes and cost control initiatives.

Pension Plan Termination and Settlement

In August 2024, the Company executed an amendment to commence the process of terminating the Company’s primary defined benefit plan (the “Plan”). During the three months ended September 30, 2025, the Company settled the Plan obligations through a combination of lump sum payments to certain Plan participants and the purchase of a non-participating irrevocable group annuity contract (the “Plan Settlement”). In connection with the Plan Settlement, the Company made a $12.5 million cash contribution to fully fund the Plan.

As a result of the Plan Settlement, the Company remeasured the Plan’s assets and obligations and recognized a non-cash settlement charge of $82.8 million during the three and nine months ended September 30, 2025, due to the recognition of unrealized accumulated Plan losses previously reported within accumulated other comprehensive loss on the Unaudited Condensed Consolidated Balance Sheets. The Plan Settlement was recorded within Corporate.

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

The chief operating decision maker regularly reviews segment net sales and Segment Adjusted EBITDA to assess segment performance and to decide how to allocate resources. Segment Adjusted EBITDA is defined as (loss) earnings before interest expense, net, income tax (benefit) expense, depreciation and amortization and adjusted to exclude the impact of certain costs, expenses, gains, losses and other items, as further described in Note 12, Segment Information, which management believes are not indicative of ongoing operations and segment performance. Presentation of segment profitability for the three and nine months ended September 30, 2024 was revised to be comparable to the current period presentation. Corporate is not an operating segment and consists primarily of unallocated SG&A expenses. See Note 12, Segment Information, for a reconciliation of Segment Adjusted EBITDA to consolidated (loss) earnings before income taxes.

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

Results of Operations for the Three and Nine Months Ended September 30, 2025 as Compared to the Three and Nine Months Ended September 30, 2024

The following table shows the results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Net sales
Software solutions	$90.7	$82.2	$8.5	10.3%	$267.5	$248.1	$19.4	7.8%
Tech-enabled services	68.6	75.2	(6.6)	(8.8%)	230.3	260.3	(30.0)	(11.5%)
Print and distribution	16.0	22.1	(6.1)	(27.6%)	96.7	117.2	(20.5)	(17.5%)
Total net sales	175.3	179.5	(4.2)	(2.3%)	594.5	625.6	(31.1)	(5.0%)
Cost of sales (a)
Software solutions	28.4	27.6	0.8	2.9%	82.4	80.3	2.1	2.6%
Tech-enabled services	27.9	29.2	(1.3)	(4.5%)	86.8	93.7	(6.9)	(7.4%)
Print and distribution	9.0	11.9	(2.9)	(24.4%)	48.3	61.3	(13.0)	(21.2%)
Total cost of sales	65.3	68.7	(3.4)	(4.9%)	217.5	235.3	(17.8)	(7.6%)
Selling, general and administrative expenses (a)	67.3	74.0	(6.7)	(9.1%)	203.1	222.9	(19.8)	(8.9%)
Depreciation and amortization	15.2	17.2	(2.0)	(11.6%)	44.4	45.4	(1.0)	(2.2%)
Restructuring, impairment and other charges, net	0.9	1.4	(0.5)	(35.7%)	4.8	4.5	0.3	6.7%
Other operating income, net	(1.6)	—	(1.6)	nm	(2.1)	(9.8)	7.7	(78.6%)
Income from operations	28.2	18.2	10.0	54.9%	126.8	127.3	(0.5)	(0.4%)
Interest expense, net	2.9	3.1	(0.2)	(6.5%)	9.8	10.4	(0.6)	(5.8%)
Pension plan settlement charge	82.8	—	82.8	nm	82.8	—	82.8	nm
Investment and other loss (income), net	0.4	(0.3)	0.7	nm	1.2	(1.1)	2.3	nm
(Loss) earnings before income taxes	(57.9)	15.4	(73.3)	nm	33.0	118.0	(85.0)	(72.0%)
Income tax (benefit) expense	(17.0)	6.7	(23.7)	nm	6.8	31.9	(25.1)	(78.7%)
Net (loss) earnings	$(40.9)	$8.7	$(49.6)	nm	$26.2	$86.1	$(59.9)	(69.6%)

(a)
Exclusive of depreciation and amortization

nm – Not meaningful

Consolidated

Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

Net sales of software solutions of $90.7 million for the three months ended September 30, 2025 increased $8.5 million, or 10.3%, as compared to the three months ended September 30, 2024. Net sales of software solutions increased primarily due to $4.7 million of higher ActiveDisclosure net sales and $2.8 million of higher Arc Suite net sales.

Net sales of tech-enabled services of $68.6 million for the three months ended September 30, 2025 decreased $6.6 million, or 8.8%, as compared to the three months ended September 30, 2024. Net sales of tech-enabled services decreased primarily due to lower capital markets net sales of $4.3 million, driven by a decline in both transactional and compliance volumes.

Net sales of print and distribution of $16.0 million for the three months ended September 30, 2025 decreased $6.1 million, or 27.6%, as compared to the three months ended September 30, 2024. Net sales of print and distribution decreased primarily due to lower investment companies net sales of $4.1 million, driven by a decline in compliance volumes.

Software solutions cost of sales of $28.4 million for the three months ended September 30, 2025 increased $0.8 million, or 2.9%, as compared to the three months ended September 30, 2024. Software solutions cost of sales increased primarily due to higher sales volumes. As a percentage of software solutions net sales, software solutions cost of sales decreased 2.3%, largely driven by higher sales volumes and Arc Suite price increases.

Tech-enabled services cost of sales of $27.9 million for the three months ended September 30, 2025 decreased $1.3 million, or 4.5%, as compared to the three months ended September 30, 2024. Tech-enabled services cost of sales decreased primarily due to lower sales volumes. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales increased 1.9%, largely driven by lower compliance and transactional volumes.

Print and distribution cost of sales of $9.0 million for the three months ended September 30, 2025 decreased $2.9 million, or 24.4%, as compared to the three months ended September 30, 2024. Print and distribution cost of sales decreased primarily due to lower sales volumes. As a percentage of print and distribution net sales, print and distribution cost of sales increased 2.5%, largely driven by lower compliance volumes.

SG&A expenses of $67.3 million for the three months ended September 30, 2025 decreased $6.7 million, or 9.1%, as compared to the three months ended September 30, 2024. SG&A expenses decreased primarily due to lower incentive compensation expense, cost control initiatives and lower overhead costs, partially offset by higher healthcare expense of $4.3 million. As a percentage of net sales, SG&A expenses decreased to 38.4% for the three months ended September 30, 2025 from 41.2% for the three months ended September 30, 2024.

Depreciation and amortization of $15.2 million for the three months ended September 30, 2025 decreased $2.0 million, or 11.6%, as compared to the three months ended September 30, 2024, primarily due to $2.8 million of accelerated amortization expense related to discontinued software recorded during the three months ended September 30, 2024, partially offset by higher software amortization expense, driven by additional software development.

Restructuring, impairment and other charges, net of $0.9 million for the three months ended September 30, 2025 decreased $0.5 million, or 35.7%, as compared to the three months ended September 30, 2024. For the three months ended September 30, 2025, these charges included $0.8 million of employee termination costs for approximately 10 employees. For the three months ended September 30, 2024, these charges included $0.7 million of employee termination costs for approximately 10 employees.

Income from operations of $28.2 million for the three months ended September 30, 2025 increased $10.0 million, or 54.9%, as compared to the three months ended September 30, 2024. Income from operations increased primarily due to lower SG&A expenses of $6.7 million, lower cost of sales of $3.4 million and lower depreciation and amortization expense of $2.0 million, partially offset by lower net sales of $4.2 million, as described above. The lower SG&A expense is largely driven by lower incentive compensation expense and cost control initiatives, partially offset by higher healthcare expense of $4.3 million, whereas the lower cost of sales of $3.4 million is largely driven by lower sales volumes.

Interest expense, net of $2.9 million for the three months ended September 30, 2025 decreased $0.2 million, or 6.5%, as compared to the three months ended September 30, 2024.

Pension plan settlement charge of $82.8 million for the three months ended September 30, 2025 consisted of a non-cash loss on the settlement of the Company’s Plan due to the recognition of unrealized accumulated Plan losses previously reported within accumulated other comprehensive loss.

The effective income tax rate was 29.4% for the three months ended September 30, 2025 as compared to 43.5% for the three months ended September 30, 2024. The decrease in the effective income tax rate was primarily driven by an increase in the net favorable impact of discrete adjustments and the Company’s pre-tax loss for the three months ended September 30, 2025.

Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

Net sales of software solutions of $267.5 million for the nine months ended September 30, 2025 increased $19.4 million, or 7.8%, as compared to the nine months ended September 30, 2024. Net sales of software solutions increased due to $9.0 million of higher ActiveDisclosure net sales, $7.2 million increases in non-TSR related Arc Suite net sales and $5.8 million of higher net sales from the Company’s Tailored Shareholder Reporting (“TSR”) offering, partially offset by lower Venue net sales of $2.6 million.

Net sales of tech-enabled services of $230.3 million for the nine months ended September 30, 2025 decreased $30.0 million, or 11.5%, as compared to the nine months ended September 30, 2024. Net sales of tech-enabled services decreased primarily due to lower capital markets net sales of $26.2 million, driven by a decline in both transactional and compliance volumes.

Net sales of print and distribution of $96.7 million for the nine months ended September 30, 2025 decreased $20.5 million, or 17.5%, as compared to the nine months ended September 30, 2024. Net sales of print and distribution decreased due to lower investment companies net sales of $12.9 million and lower capital markets net sales of $7.6 million, both driven by a decline in compliance volumes.

Software solutions cost of sales of $82.4 million for the nine months ended September 30, 2025 increased $2.1 million, or 2.6%, as compared to the nine months ended September 30, 2024 primarily due to higher product development costs. As a percentage of software solutions net sales, software solutions cost of sales decreased 1.6%, primarily driven by Arc Suite price increases.

Tech-enabled services cost of sales of $86.8 million for the nine months ended September 30, 2025 decreased $6.9 million, or 7.4%, as compared to the nine months ended September 30, 2024. Tech-enabled services cost of sales decreased due to lower sales volumes, a lower allocation of overhead costs and cost control initiatives. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales increased 1.7%, largely driven by lower compliance and transactional volumes.

Print and distribution cost of sales of $48.3 million for the nine months ended September 30, 2025 decreased $13.0 million, or 21.2%, as compared to the nine months ended September 30, 2024. Print and distribution cost of sales decreased due to lower sales volumes, a lower allocation of overhead costs and cost control initiatives. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 2.4%, largely driven by a lower allocation of overhead costs and cost control initiatives.

SG&A expenses of $203.1 million for the nine months ended September 30, 2025 decreased $19.8 million, or 8.9%, as compared to the nine months ended September 30, 2024. SG&A expenses decreased primarily due to cost control initiatives, lower bad debt expense of $6.7 million and lower incentive compensation expense, partially offset by higher healthcare expense of $4.4 million. As a percentage of net sales, SG&A expenses decreased to 34.2% for the nine months ended September 30, 2025 from 35.6% for the nine months ended September 30, 2024.

Depreciation and amortization of $44.4 million for the nine months ended September 30, 2025 decreased $1.0 million, or 2.2%, as compared to the nine months ended September 30, 2024, primarily due to $2.8 million of accelerated amortization expense related to discontinued software recorded during the nine months ended September 30, 2024, partially offset by higher software amortization expense, driven by additional software development.

Restructuring, impairment and other charges, net of $4.8 million for the nine months ended September 30, 2025 increased $0.3 million, or 6.7%, as compared to the nine months ended September 30, 2024. For the nine months ended September 30, 2025, these charges included $4.5 million of employee termination costs for approximately 60 employees. For the nine months ended September 30, 2024, these charges included $3.6 million of employee termination costs for approximately 40 employees.

Other operating income, net of $9.8 million for the nine months ended September 30, 2024 included a net gain of $9.8 million on the sale of land.

Income from operations of $126.8 million for the nine months ended September 30, 2025 decreased by $0.5 million, or 0.4%, as compared to the nine months ended September 30, 2024 primarily due to lower net sales of $31.1 million, as described above, and a net gain of $9.8 million on the sale of land during the nine months ended September 30, 2024, partially offset by lower SG&A expenses of $19.8 million and lower cost of sales of $17.8 million. The lower SG&A expense is largely driven by cost control initiatives, lower bad debt expense of $6.7 million and lower incentive compensation expense, partially offset by higher healthcare expense of $4.4 million, whereas the lower cost of sales of $17.8 million is largely driven by lower sales volumes and cost control initiatives.

Interest expense, net of $9.8 million for the nine months ended September 30, 2025 decreased $0.6 million, or 5.8%, as compared to the nine months ended September 30, 2024. Interest expense, net decreased primarily due to a 0.9% decrease in the weighted-average interest rate on borrowing from each of the Term Loan A Facility and the Revolving Facility, as further described in Note 8, Debt, to the Unaudited Condensed Consolidated Financial Statements.

Pension plan settlement charge of $82.8 million for the nine months ended September 30, 2025 consisted of a non-cash loss on the settlement of the Company’s Plan due to the recognition of unrealized accumulated Plan losses previously reported within accumulated other comprehensive loss.

The effective income tax rate was 20.6% for the nine months ended September 30, 2025, as compared to 27.0% for the nine months ended September 30, 2024. The decrease in the effective income tax rate was primarily driven by an increase in the net favorable impact of discrete adjustments and lower pre-tax earnings.

Information by Segment

The following tables summarize net sales, Segment Adjusted EBITDA and Segment Adjusted EBITDA margin within each of the operating segments for the three and nine months ended September 30, 2025 and 2024:

Capital Markets – Software Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Net sales	$59.0	$53.3	$5.7	10.7%	$170.0	$163.6	$6.4	3.9%
Segment Adjusted EBITDA	20.6	13.2	7.4	56.1%	56.9	50.2	6.7	13.3%
Segment Adjusted EBITDA margin	34.9%	24.8%			33.5%	30.7%

Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

Net sales of $59.0 million for the three months ended September 30, 2025 increased $5.7 million, or 10.7%, as compared to the three months ended September 30, 2024, due to higher ActiveDisclosure net sales of $4.7 million, primarily due to increased volumes, and higher Venue net sales of $1.0 million.

Segment Adjusted EBITDA of $20.6 million for the three months ended September 30, 2025 increased $7.4 million, or 56.1%, as compared to the three months ended September 30, 2024, primarily due to higher net sales of $5.7 million and lower SG&A expenses of $1.8 million, largely driven by cost control initiatives.

Segment Adjusted EBITDA margin increased by approximately 1,010 basis points (“bps”) from 24.8% for the three months ended September 30, 2024 to 34.9% for the three months ended September 30, 2025, primarily due to an approximately 760 bps decrease in SG&A expenses as a percentage of net sales, largely driven by higher net sales and cost control initiatives, and an approximately 230 bps decrease in cost of sales as a percentage of net sales, largely driven by higher net sales.

Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

Net sales of $170.0 million for the nine months ended September 30, 2025 increased $6.4 million, or 3.9%, as compared to the nine months ended September 30, 2024, due to higher ActiveDisclosure net sales of $9.0 million, primarily due to increased volumes, partially offset by lower Venue net sales of $2.6 million.

Segment Adjusted EBITDA of $56.9 million for the nine months ended September 30, 2025 increased $6.7 million, or 13.3%, as compared to the nine months ended September 30, 2024, primarily due to higher net sales of $6.4 million.

Segment Adjusted EBITDA margin increased by approximately 280 bps from 30.7% for the nine months ended September 30, 2024 to 33.5% for the nine months ended September 30, 2025, primarily due to an approximately 150 bps and 120 bps decreases in SG&A expenses and cost of sales, respectively, as a percentage of net sales, largely driven by higher net sales.

Capital Markets – Compliance and Communications Management

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Net sales	$57.2	$63.5	$(6.3)	(9.9%)	$234.6	$268.4	$(33.8)	(12.6%)
Segment Adjusted EBITDA	19.6	20.1	(0.5)	(2.5%)	93.1	97.3	(4.2)	(4.3%)
Segment Adjusted EBITDA margin	34.3%	31.7%			39.7%	36.3%

Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

Net sales of $57.2 million for the three months ended September 30, 2025 decreased $6.3 million, or 9.9%, as compared to the three months ended September 30, 2024, primarily due to lower tech-enabled services net sales of $4.3 million, driven by a decline in both transactional and compliance volumes.

Segment Adjusted EBITDA of $19.6 million for the three months ended September 30, 2025 decreased $0.5 million, or 2.5%, as compared to the three months ended September 30, 2024, primarily due to lower net sales of $6.3 million, partially offset by lower SG&A expenses of $3.6 million and lower cost of sales of $2.4 million. The decrease in SG&A expenses was primarily attributable to cost control initiatives and a lower allocation of overhead costs, whereas the lower cost of sales of $2.4 million was primarily due to lower sales volumes and cost control initiatives.

Segment Adjusted EBITDA margin increased by approximately 260 bps from 31.7% for the three months ended September 30, 2024 to 34.3% for the three months ended September 30, 2025, primarily due to an approximately 280 bps decrease in SG&A expenses as percentage of net sales, largely driven by cost control initiatives and a lower allocation of overhead costs.

Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

Net sales of $234.6 million for the nine months ended September 30, 2025 decreased $33.8 million, or 12.6%, as compared to the nine months ended September 30, 2024, primarily due to lower tech-enabled services net sales of $26.2 million, driven by a decline in both transactional and compliance volumes, and lower print and distribution net sales of $7.6 million, driven by a decline in compliance volumes.

Segment Adjusted EBITDA of $93.1 million for the nine months ended September 30, 2025 decreased $4.2 million, or 4.3%, as compared to the nine months ended September 30, 2024, primarily due to the $33.8 million decline in net sales, partially offset by lower SG&A expenses of $19.3 million and lower cost of sales of $10.5 million. The decrease in SG&A expenses was primarily attributable to lower bad debt expense of $6.9 million, lower selling expense and a lower allocation of overhead costs, whereas the lower cost of sales of $10.5 million was primarily due to lower sales volumes, a lower allocation of overhead costs and cost control initiatives.

Segment Adjusted EBITDA margin increased by approximately 340 bps from 36.3% for the nine months ended September 30, 2024 to 39.7% for the nine months ended September 30, 2025, primarily due to an approximately 440 bps decrease in SG&A expenses as a percentage of net sales, largely driven by lower bad debt expense, lower selling expense and a lower allocation of overhead costs.

Investment Companies – Software Solutions

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Net sales	$31.7	$28.9	$2.8	9.7%	$97.5	$84.5	$13.0	15.4%
Segment Adjusted EBITDA	11.6	8.9	2.7	30.3%	38.6	28.0	10.6	37.9%
Segment Adjusted EBITDA margin	36.6%	30.8%			39.6%	33.1%

Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

Net sales of $31.7 million for the three months ended September 30, 2025 increased $2.8 million, or 9.7%, as compared to the three months ended September 30, 2024, primarily due to higher ArcReporting net sales of $2.1 million, primarily due to price increases.

Segment Adjusted EBITDA of $11.6 million for the three months ended September 30, 2025 increased $2.7 million, or 30.3%, as compared to the three months ended September 30, 2024, primarily due to higher net sales of $2.8 million.

Segment Adjusted EBITDA margin increased by approximately 580 bps from 30.8% for the three months ended September 30, 2024 to 36.6% for the three months ended September 30, 2025, primarily due to an approximately 340 bps and 210 bps decreases in SG&A expenses and cost of sales, respectively, as a percentage of net sales, largely driven by price increases.

Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

Net sales of $97.5 million for the nine months ended September 30, 2025 increased $13.0 million, or 15.4%, as compared to the nine months ended September 30, 2024. Net sales increased primarily due to higher non-TSR related ArcReporting net sales of $5.9 million and $5.8 million from the Company’s TSR offering, largely within ArcReporting and ArcDigital.

Segment Adjusted EBITDA of $38.6 million for the nine months ended September 30, 2025 increased $10.6 million, or 37.9%, as compared to the nine months ended September 30, 2024, primarily due to higher net sales of $13.0 million, partially offset by higher cost of sales of $2.6 million, primarily driven by higher product development costs and higher sales volumes.

Segment Adjusted EBITDA margin increased by approximately 650 bps from 33.1% for the nine months ended September 30, 2024 to 39.6% for the nine months ended September 30, 2025, primarily due to an approximately 320 bps and 310 bps decreases in cost of sales and SG&A expenses, respectively, as a percentage of net sales, largely driven by price increases.

Investment Companies – Compliance and Communications Management

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Net sales	$27.4	$33.8	$(6.4)	(18.9%)	$92.4	$109.1	$(16.7)	(15.3%)
Segment Adjusted EBITDA	9.5	10.2	(0.7)	(6.9%)	34.3	36.7	(2.4)	(6.5%)
Segment Adjusted EBITDA margin	34.7%	30.2%			37.1%	33.6%

Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

Net sales of $27.4 million for the three months ended September 30, 2025 decreased $6.4 million, or 18.9%, as compared to the three months ended September 30, 2024, primarily due to lower print and distribution net sales of $4.1 million, largely driven by a decline in compliance volumes.

Segment Adjusted EBITDA of $9.5 million for the three months ended September 30, 2025 decreased $0.7 million, or 6.9%, as compared to the three months ended September 30, 2024, primarily due to lower net sales of $6.4 million, partially offset by lower cost of sales of $3.6 million and lower SG&A expenses of $2.1 million. The decrease in cost of sales was primarily attributable to lower sales volumes and a lower allocation of overhead costs, whereas the lower SG&A expenses of $2.1 million was primarily due to lower selling expense.

Segment Adjusted EBITDA margin increased by approximately 450 bps from 30.2% for the three months ended September 30, 2024 to 34.7% for the three months ended September 30, 2025, primarily due to an approximately 370 bps decrease in SG&A expense as a percentage of net sales, largely driven by lower selling expense.

Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

Net sales of $92.4 million for the nine months ended September 30, 2025 decreased $16.7 million, or 15.3%, as compared to the nine months ended September 30, 2024, primarily due to lower print and distribution volumes of $12.9 million, largely driven by a decline in compliance volumes.

Segment Adjusted EBITDA of $34.3 million for the nine months ended September 30, 2025 decreased $2.4 million, or 6.5%, as compared to the nine months ended September 30, 2024, primarily due to lower net sales of $16.7 million, partially offset by lower cost of sales of $10.9 million, primarily attributable to lower sales volumes and a lower allocation of overhead costs.

Segment Adjusted EBITDA margin increased by approximately 350 bps from 33.6% for the nine months ended September 30, 2024 to 37.1% for the nine months ended September 30, 2025, primarily due to an approximately 230 bps decrease in cost of sales as a percentage of net sales, largely driven by a lower allocation of overhead costs.

Corporate

The following table summarizes unallocated expenses within Corporate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Unallocated expenses	$11.8	$9.2	$28.9	$26.6

Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

Corporate unallocated expenses of $11.8 million for the three months ended September 30, 2025 increased $2.6 million, or 28.3%, as compared to the three months ended September 30, 2024, primarily due to higher healthcare expense of $4.1 million, partially offset by lower incentive compensation expense.

Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

Corporate unallocated expenses of $28.9 million for the nine months ended September 30, 2025 increased $2.3 million, or 8.6%, as compared to the nine months ended September 30, 2024, primarily due to higher healthcare expense of $4.1 million and higher consulting expense, partially offset by lower incentive compensation expense.

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

The following table reconciles net (loss) earnings to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net (loss) earnings	$(40.9)	$8.7	$26.2	$86.1
Restructuring, impairment and other charges, net	0.9	1.4	4.8	4.5
Share-based compensation expense	6.8	6.7	20.3	19.2
Pension plan settlement charge	82.8	—	82.8	—
Accelerated rent benefit	(1.6)	—	(1.6)	—
Gain on sales of long-lived assets	—	—	(0.5)	(9.8)
Non-income tax, net	—	(0.3)	(0.2)	(1.0)
Gain on investments in equity securities	—	—	(0.1)	(0.4)
Depreciation and amortization	15.2	17.2	44.4	45.4
Interest expense, net	2.9	3.1	9.8	10.4
Investment and other loss (income), net	0.4	(0.3)	1.3	(0.7)
Income tax (benefit) expense	(17.0)	6.7	6.8	31.9
Adjusted EBITDA	$49.5	$43.2	$194.0	$185.6

Restructuring, impairment and other charges, net—Included employee termination costs of $0.8 million and $4.5 million for the three and nine months ended September 30, 2025, respectively, and $0.7 million and $3.6 million for the three and nine months ended September 30, 2024, respectively. Refer to Note 5, Restructuring, Impairment and Other Charges, net, to the Unaudited Condensed Consolidated Financial Statements for additional information.

Share-based compensation expense—Included charges of $6.8 million and $20.3 million for the three and nine months ended September 30, 2025, respectively, and $6.7 million and $19.2 million for the three and nine months ended September 30, 2024, respectively.

Pension plan settlement charge—Consisted of an $82.8 million non-cash loss on the settlement of the Company’s Plan due to the recognition of unrealized accumulated Plan losses previously reported within accumulated other comprehensive loss. Refer to Note 6, Retirement Plans, to the Unaudited Condensed Consolidated Financial Statements for additional information.

Accelerated rent benefit—Included a gain of $1.6 million for the three and nine months ended September 30, 2025 related to the acceleration of rent expense associated with termination and modification of certain operating leases.

Gain on sales of long-lived assets—The nine months ended September 30, 2025 included a gain of $0.5 million on the sale of long-lived assets. The nine months ended September 30, 2024 included a net gain of $9.8 million related to the sale of land. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the Unaudited Condensed Consolidated Financial Statements for additional information.

Non-income tax, net—Included income of $0.2 million for the nine months ended September 30, 2025, and income of $0.3 million and $1.0 million for the three and nine months ended September 30, 2024, respectively, related to certain estimated non-income tax exposures previously accrued by the Company.

Gain on investments in equity securities—Included a gain of $0.1 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.

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

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes. The Company has the ability to repatriate foreign cash, associated with foreign earnings previously subjected to U.S. tax, with minimal additional tax consequences. The Company maintains its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S., with the exception of the previously taxed foreign earnings already subject to U.S. tax. The Company did not repatriate excess cash at its foreign subsidiaries to the U.S. during the nine months ended September 30, 2025. The Company repatriated $30.0 million of excess cash of previously taxed earnings at its foreign subsidiaries to the U.S. during the year ended December 31, 2024. The Company is evaluating whether to make any cash repatriations in the future.

On July 4, 2025, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14, commonly referred to as the “One Big Beautiful Bill Act” (the “Act”) was signed into law. The Act changes the timing of certain tax deductions, including depreciation expense, research and development expenditures and interest expense. Aspects of the Act became effective for the Company in the third quarter of 2025, with certain additional impacts coming into effect in 2026 and beyond. The Company will continue evaluating the impact of the Act and expects that it will impact the timing of the Company’s future tax payments, but does not expect the enacted legislation to have a material impact on its income tax expense in future periods.

The Organization for Economic Co-operation and Development’s (“OECD”) current project, widely known as Anti-Base Erosion and Profit Shifting, seeks to address tax challenges arising in the global economy by introducing a global minimum corporate tax of 15%, referred to as Pillar Two, and several mechanisms to ensure tax is paid (the “GloBE Model Rules”). Policymakers across jurisdictions have begun adopting the GloBE Model Rules to implement a global minimum corporate tax rate of 15%. The OECD continues to release administrative guidance and many countries in which the Company operates have adopted or have proposed legislation to adopt Pillar Two. Many aspects of the minimum tax directive became effective beginning in 2024, with certain additional impacts coming into effect beginning in 2025 and beyond. The Company is monitoring enacted legislation and effective dates in its jurisdictions of operations. The Pillar Two framework did not have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2025 and the Company does not expect the enacted legislation to have a material impact in future periods.

Cash and cash equivalents were $22.7 million at September 30, 2025, which included $4.6 million in the U.S. and $18.1 million at international locations.

The following table describes the Company’s cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Net cash provided by operating activities	$105.1	$114.7
Net cash used in investing activities	(45.1)	(38.2)
Net cash used in financing activities	(95.7)	(65.9)
Effect of exchange rate on cash and cash equivalents	1.1	(0.1)
Net (decrease) increase in cash and cash equivalents	$(34.6)	$10.5

Cash Flows Provided by Operating Activities

Operating cash inflows and outflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor, rent and other operating activities.

Net cash provided by operating activities was $105.1 million for the nine months ended September 30, 2025 as compared to $114.7 million for the nine months ended September 30, 2024. The unfavorable change in net cash provided by operating activities of $9.6 million was primarily due to a decrease in net earnings of $59.9 million, driven largely by the $82.8 million non-cash pension plan settlement charge, as well as the following factors:

	Nine Months Ended September 30,
	2025	2024	$ Change
	(in millions)
Net earnings	$26.2	$86.1	$(59.9)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Pension plan settlement charge	82.8	—	82.8
Pension and other postretirement benefits plans contributions	(13.8)	(1.4)	(12.4)
Other adjustments, net	61.3	70.9	(9.6)
Changes in operating assets and liabilities:
Accrued liabilities and other	(19.5)	5.5	(25.0)
Receivables, net	(29.6)	(40.2)	10.6
Other changes, net	(2.3)	(6.2)	3.9
Net cash provided by operating activities	$105.1	$114.7	$(9.6)

•
Pension and other postretirement benefits plans contributions decreased operating cash flows by $12.4 million more during the nine months ended September 30, 2025, primarily due to the Company’s $12.5 million cash contribution to fully fund the Plan in connection with the Plan Settlement.
•
Accrued liabilities and other decreased operating cash flows by $25.0 million more during the nine months ended September 30, 2025, primarily due to higher 2025 payments of employee-related compensation, including incentive compensation and sales commissions, as a result of the Company’s 2024 operating results and lower current year accruals.
•
Receivables, net increased operating cash flows by $10.6 million more during the nine months ended September 30, 2025, primarily due to the timing of collections.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $45.1 million for the nine months ended September 30, 2025, which primarily consisted of $45.2 million of capital expenditures, substantially all related to investments in software development. The Company currently expects capital expenditures to be approximately $60 million to $65 million for the year ending December 31, 2025.

Net cash used in investing activities was $38.2 million for the nine months ended September 30, 2024, which primarily consisted of $50.8 million of capital expenditures, substantially all related to investments in software development, partially offset by $12.4 million of proceeds from the sale of land.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $95.7 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, the Company received $236.5 million of proceeds from the Revolving Facility borrowings, partially offset by $193.5 million of payments on the Revolving Facility borrowings. During the nine months ended September 30, 2025, the Company made $127.9 million of payments on long-term debt, primarily to retire the full amount of the Company’s outstanding $125.0 million Delayed Draw Term Loan A Facility during the first quarter of 2025. The Company’s common stock repurchases for the nine months ended September 30, 2025 totaled $123.1 million, which included $110.7 million of repurchases under the stock repurchase program and $12.4 million associated with vesting of the Company’s equity awards.

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

Debt

The Company’s debt as of September 30, 2025 and December 31, 2024 consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Term Loan A Facility	$112.1	$125.0
Borrowings under the Revolving Facility	43.0	—
Unamortized debt issuance costs	(0.4)	(0.3)
Total debt	154.7	124.7
Less: current portion of long-term debt	5.8	—
Long-term debt	$148.9	$124.7

The Company’s debt maturity schedule as of September 30, 2025 is shown in the table below:

	Payments Due In
	Total	2025	2026	2027	2028	2029	2030 and thereafter
	(in millions)
Term Loan A Facility (a)	$112.1	$1.4	$5.8	$5.8	$10.0	$11.5	$77.6

(a)
Excludes unamortized debt issuance costs of $0.4 million, which do not represent contractual commitments with a fixed amount or maturity date.

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

As of September 30, 2025, there were $43.0 million of borrowings outstanding under the Revolving Facility as well as $1.5 million in outstanding letters of credit and bank guarantees, all of which reduced the availability under the Revolving Facility. Based on the Company’s results of operations for the twelve months ended September 30, 2025 and existing debt, the Company would have had the ability to utilize the remaining $255.5 million of the Revolving Facility and not have been in violation of the terms of the agreement.

The current availability under the Revolving Facility and net available liquidity as of September 30, 2025 are shown in the table below:

September 30, 2025
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	43.0
Impact on availability related to outstanding letters of credit	1.5
$44.5

Current availability	$255.5
Cash and cash equivalents	22.7
Net Available Liquidity	$278.2

The Company was in compliance with its debt covenants as of September 30, 2025, and expects to remain in compliance based on management’s estimates of operating and financial results for fiscal year 2025 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of September 30, 2025, the Revolving Facility is supported by thirteen U.S. and international financial institutions.

As of September 30, 2025, the Company met all the conditions required to borrow under the Revolving Facility, and management expects the Company to continue to meet the applicable borrowing conditions.

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

Item 4. Controls and Procedures

(a)
Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of September 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

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

Item 1A. Risk Factors

There were no material changes during the three months ended September 30, 2025 to the risk factors identified in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
July 1, 2025 - July 31, 2025	211	$50.02	211	$149,989,446
August 1, 2025 - August 31, 2025	315,915	54.29	314,462	132,918,956
September 1, 2025 - September 30, 2025 (b)	345,080	53.34	344,694	114,532,362
Total	661,206	$53.79	659,367

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
(b)
Includes 22,000 shares, valued at $1.1 million, for which the Company placed orders prior to September 30, 2025 that were not settled until the fourth quarter of 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director or Officer Adoption or Termination of Trading Agreements

On September 11, 2025, Daniel N. Leib, the Company’s President and Chief Executive Officer, adopted a trading plan with respect to the sale of 40,000 shares of common stock, granted to Mr. Leib as equity incentive compensation (the “Leib Plan”). The Leib Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Pursuant to the Leib Plan, if the market price of the Company’s common stock is within a specified price range during a trading window between February 23, 2026 and March 13, 2026, up to 40,000 shares of common stock will be sold at the market price.

Amendment to Dan Leib Employment Agreement, Executive Severance Plan and Form Award Agreements

On October 27, 2025, the Company entered into a side letter agreement (the “Letter Agreement”) with Daniel N. Leib, the Company’s Chief Executive Officer and President and a Director of the Company, to amend Mr. Leib’s amended and restated employment agreement dated July 13, 2017 (the “Employment Agreement”), as previously amended on April 10, 2018 and July 15, 2020. The Letter Agreement provides for treatment of compensation and benefits in the event Mr. Leib’s employment terminates after he attains at least age 62 due to his “retirement” (as defined in the Letter Agreement). Mr. Leib is currently 59 years old.

Under the terms of the Letter Agreement, if Mr. Leib’s employment terminates due to his retirement, the Company will provide him with a pro-rata annual bonus based on performance for the year in which his retirement occurs (and any unpaid annual bonus for the prior year) and continued subsidized medical, dental and vision insurance coverage benefits for twenty-four months.

In addition, equity and cash-based long-term awards that are granted to Mr. Leib on or following January 1, 2026 will be treated as follows, provided that Mr. Leib’s retirement occurs on or after the six month anniversary of the date of grant: all unvested time-based awards will continue to vest, and all unvested performance-based awards will vest pro-rata based on the number of days Mr. Leib was employed by the Company during the applicable performance period and will be calculated based on actual performance attained.

The awards that vest or continue to vest due to Mr. Leib’s retirement will be payable when such award is payable pursuant to the applicable award agreement, and any such awards that are stock options will remain exercisable for the full term of such stock option. In the event of Mr. Leib’s death or disability or a change in control occurs (as defined in the Employment Agreement) prior to the time such award is payable pursuant to the applicable award agreement, such time-based awards will become fully vested and such performance-based awards will be calculated based on target performance with respect to any open performance period as of such death, disability or change in control, as applicable, and such awards will be distributed following such death, disability or change in control, as applicable.

All other terms and conditions of the Employment Agreement remain in full force and effect.

The foregoing description of the Letter Agreement is a summary and is qualified in its entirety by reference to the full text of the Letter Agreement, which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

In addition, the Company amended its Amended & Restated Executive Severance Plan effective as of October 27, 2025 (the “Executive Severance Plan”) and approved forms of award agreements effective as of October 27, 2025 for performance unit awards and restricted stock unit awards. The Executive Severance Plan and form of award agreement for performance units clarify that performance-based awards will be payable in specified terminations of employment based upon actual performance attained for any completed performance periods and at target performance with respect to any open performance periods. The foregoing descriptions of the Executive Severance Plan and forms of award agreements are summaries and are qualified in their entirety by the full text of the Executive Severance Plan and forms of award agreement, which are attached hereto as Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4 and are incorporated herein by reference.

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

10.1	Letter Agreement, dated as of October 27, 2025, to Amended and Restated Employment Agreement, dated as of July 13, 2017, between the Company and Daniel N. Leib (filed herewith)*

10.2	Donnelley Financial Solutions, Inc. Amended and Restated Executive Severance Plan, as amended and restated, effective as of October 27, 2025 (filed herewith)*

10.3	Form of Performance Share Unit Award Agreement (2026), effective as of October 27, 2025 (filed herewith)*

10.4	Form of Restricted Stock Unit Award Agreement (2026), effective as of October 27, 2025 (filed herewith)*

31.1	Certification by Daniel N. Leib, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by David A. Gardella, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

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

Date: October 29, 2025