Form 10-K
period 2025-12-31
Donnelley Financial Solutions, Inc.
filed 2026-02-17
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the shares of common stock (based on the closing price of these shares on the NYSE) on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates was approximately $1.6 billion.

As of February 12, 2026, 25,619,983 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement related to its annual meeting of stockholders scheduled to be held on May 13, 2026 are incorporated by reference into Part III of this Form 10-K.

DONNELLEY FINANCIAL SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Donnelley Financial Solutions, Inc. and subsidiaries (“DFIN” or the “Company”) has made forward-looking statements in this Annual Report on Form 10-K (the “Annual Report”) within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of the Company. Generally, forward-looking statements include information concerning possible or assumed future actions, events, or results of operations of the Company. These statements may include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and variations of such words and similar expressions, and are intended to identify forward-looking statements.

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
•
the growth of new technologies and changes in client demands, including those related to artificial intelligence (“AI”), to which the Company may not be able to adequately adapt;
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
•
the retention of existing, and continued attraction of employees in critical roles, including management;
•
reliance on strategic partnerships for client referrals and to offer end-to-end solutions;
•
the effect of increasing costs of providing healthcare and other benefits to employees;
•
failure to properly use and protect client and employee information and data;
•
the Company’s ability to access debt and the capital markets during adverse credit market conditions;
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

PART I

ITEM 1. BUSINESS

Company Overview

DFIN is a leading global provider of compliance and regulatory software and services, supporting its clients’ complex capital markets transactions and essential financial reporting at every stage of the corporate lifecycle and fueling end-to-end investment company regulatory compliance needs. The Company provides regulatory filing and deal solutions via its software, technology-enabled services and print and distribution solutions to public and private companies, mutual funds and other regulated investment firms, to serve its clients’ regulatory and compliance needs. DFIN helps its clients comply with applicable regulations where and how they want to work in a digital world, providing numerous solutions tailored to each client’s business needs. The prevailing trend is toward clients choosing to utilize the Company’s software solutions, in conjunction with its tech-enabled services, to meet their document and filing needs, while at the same time shifting away from physical print and distribution of documents, except for when it is still regulatorily required or requested by clients.

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

Technological advancements, regulatory changes, and evolving workflow preferences have led to the Company’s clients managing more of the financial disclosure process themselves, changing the marketplace for the Company’s services and products. DFIN’s strategy in its Software Solutions segments (CM-SS and IC-SS, as defined below) aligns with the changing marketplace by focusing the Company’s resources in its advanced software solutions, primarily ActiveDisclosure® (“ActiveDisclosure”), Arc Suite® software platform (“Arc Suite”) and Venue® Virtual Data Room (“Venue”), while making targeted investments to further enhance product features. In its Compliance & Communications Management segments (CM-CCM and IC-CCM, as defined below), the Company’s strategy focuses on maintaining its market-leading position by offering a high-touch, service-oriented experience, using its unique combination of tech-enabled services and print and distribution capabilities.

Company History

On October 1, 2016, DFIN became an independent publicly traded company through the distribution by R.R. Donnelley & Sons Company (“RRD”) of shares of DFIN common stock to RRD stockholders (the “Separation”). Since the Separation, the Company has primarily grown organically, focusing resources on software solutions development and making targeted investments to further enhance product features.

Capital Markets

The Company provides software solutions, tech-enabled services and print and distribution solutions to public and private companies for deal solutions and compliance to companies that are, or are preparing to become, subject to the filing and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company supports clients primarily in North America, Europe and Asia. Capital markets clients leverage the Company’s software offerings, proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting documents through the SEC’s Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) system for their transactional and ongoing compliance needs.

The Company assists its capital markets clients throughout the course of initial public offerings (“IPOs”), secondary offerings, mergers and acquisitions (“M&A”), public and private debt offerings, leveraged buyouts, spinouts, special purpose acquisition companies (“SPAC”) and subsequent de-SPAC transactions and other similar transactions. In addition, the Company provides clients with compliance solutions to prepare their ongoing required Exchange Act filings that are compatible with the SEC’s EDGAR system, most notably Form 10-K, Form 10-Q, Form 8-K and proxy filings. These solutions include the Company’s traditional full-service EDGAR filing preparation and filing agent services, tech-enabled services and print and distribution solutions as well as the Company’s software solutions, ActiveDisclosure, predominantly a compliance solution, and Venue, predominantly a transactional solution.

In 2025, approximately 44% of capital markets net sales related to software solutions, of which approximately 62% related to Venue and approximately 38% related to ActiveDisclosure. In 2025, tech-enabled services and print and distribution solutions accounted for approximately 56% of capital markets net sales, of which approximately 59% were transactional in nature and approximately 41% were compliance in nature. In 2024, approximately 40% of capital markets net sales related to software solutions, of which approximately 65% related to Venue and approximately 35% related to ActiveDisclosure. In 2024, tech-enabled services and print and distribution solutions accounted for approximately 60% of capital markets net sales, of which approximately 55% were transactional in nature and approximately 45% were compliance in nature.

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

The Company’s Venue solution is a highly secure ISO/IEC 27001:2013-certified data room platform that allows clients to share confidential information in real-time throughout the transaction lifecycle. Clients can also maintain control over sensitive data when conducting due diligence for M&A transactions, raising capital, dual-tracking an IPO or developing a document repository. Specifically, companies have used Venue to securely organize, manage, distribute and track corporate governance, financing, legal and other documents in an online workspace accessible to internal and outside advisors. Venue allows clients to analyze documents to help them better understand their content as well as mitigate risk through the use of Venue’s auto-redaction capability which protects personally identifiable information using efficient, secure and systematically burned-in redaction. The Company also engages third parties to perform annual SOC2 Type II compliance audits and penetration/vulnerability testing.

In 2025, the Company introduced a new Venue, which delivers a modern architecture, streamlined navigation, intelligent permissioning and real-time insights to speed up due diligence and simplify collaboration for M&A, capital raising and IPO transactions. The new Venue is designed to simplify and expedite the deal process for investment banking, legal and corporate teams. Venue enables users to self-launch new data rooms and manage multiple data rooms on demand, reducing reliance on IT resources and accelerating project timelines. The platform supports large file uploads and high-capacity storage designed to accommodate complex, data-heavy transactions such as M&A, IPOs and other corporate initiatives. The new Venue connects to the Company’s broader software solutions, including ActiveDisclosure, to streamline SEC filings as well as financial reporting.

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

Investment Companies

The Company provides software solutions, tech-enabled services and print and distribution solutions to its investment companies clients, which are primarily mutual fund companies, alternative investment companies, insurance companies and third-party fund administrators, that are subject to the filing and reporting requirements of the U.S. Investment Company Act of 1940, as amended (the “Investment Company Act”) as well as European and Canadian regulations. The Company’s Arc Suite software platform is ISO/IEC 27001:2013-certified and enables its investment companies clients to comply with applicable ongoing SEC, European and Canadian regulations as well as to create, manage and deliver accurate and timely financial communications to investors and regulators. The Company’s services and sales teams currently support clients in the United States, Europe and Canada. Investment companies clients leverage the Company’s proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents (including incorporating appropriate iXBRL tagging) through the SEC’s EDGAR system.

In 2025, approximately 53% of investment companies net sales related to software solutions, while tech-enabled services and print and distribution solutions accounted for approximately 47% of investment companies net sales, of which approximately 93% were compliance in nature and approximately 7% were transactional in nature. In 2024, approximately 47% of investment companies net sales related to software solutions, while tech-enabled services and print and distribution solutions accounted for approximately 53% of investment companies net sales, of which approximately 92% were compliance in nature and approximately 8% were transactional in nature.

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

Segments

The Company’s four operating and reportable segments are: Capital Markets – Software Solutions (“CM-SS”), Capital Markets – Compliance and Communications Management (“CM-CCM”), Investment Companies – Software Solutions (“IC-SS”) and Investment Companies – Compliance and Communications Management (“IC-CCM”). Corporate is not an operating segment and consists primarily of unallocated selling, general and administrative (“SG&A”) activities and associated expenses including, in part, executive, legal, finance and certain facility costs. In addition, certain expenses and income of employee benefits plans, such as pension plans expense (income) as well as share-based compensation expense, are included in Corporate and not allocated to the operating segments. For the Company’s financial results and the presentation of certain other financial information by segment, see Note 15, Segment Information, to the audited Consolidated Financial Statements.

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

The global compliance industry, in general, is highly competitive and barriers to entry have decreased as a result of technology innovation. Despite some consolidation in recent years, the industry remains highly fragmented in the United States and even more so internationally with many in-country alternative providers. The Company expects competition to increase from existing competitors as well as new and emerging market entrants. In addition, as the Company expands its services and product offerings, it may face competition from new and existing competitors, including those offering AI-enabled or self-filing services and products. The Company competes primarily on the depth and breadth of its products, features, benefits, service levels, subject matter regulatory expertise, security, reliability, price and reputation.

Digital technologies have impacted many of the products and markets in which the Company competes, most acutely in the Company’s mutual fund, variable annuity and public company compliance business offerings. While the Company offers a high-touch, service-oriented experience, technology changes, including AI-enabled or self-filing services and products, have provided alternatives to the Company’s clients that allow them to manage more of the financial disclosure process themselves. The Company has invested in its own software solutions, ActiveDisclosure, Arc Suite and Venue, to serve clients and increase retention, and has invested to expand AI and other capabilities and address new market sectors. The future impact of technology as well as changes in regulatory and disclosure requirements on the business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions and investments in its existing business to offer clients innovative services and solutions that support the Company’s position as a technology service leader in this evolving industry.

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

Market Volatility/Cyclicality and Seasonality

The Company’s Capital Markets segments (CM-SS and CM-CCM), in particular, are subject to market volatility, as the demand for the transactional and Venue offerings is largely dependent on the global market for IPOs, secondary offerings, M&A, public and private debt offerings, leveraged buyouts, spinouts, SPAC and de-SPAC transactions and other similar transactions. A variety of factors impact the global markets for transactions, including economic activity levels, interest rates, market volatility, the regulatory and political environment, tariffs and trade policy, geopolitical and civil unrest and global pandemics, among others. Due to the significant net sales and profitability derived from transactional and Venue offerings, market volatility can lead to uneven financial performance when comparing to previous periods. Recently, U.S. capital markets transactions, especially IPO and M&A transactions were disrupted by the U.S. federal government shutdown that occurred during the fourth quarter of 2025. Future government shutdowns or other factors impacting the attractiveness of U.S. capital markets could result in additional volatility. The Company’s compliance offerings, supporting the quarterly and annual public company reporting processes through its filing services and ActiveDisclosure, as well as its Investment Companies segments (IC-SS and IC-CCM) regulatory and stockholder communications offerings, including Arc Suite, are less impacted by market volatility. The Company’s overall risk profile is balanced by offering services in higher demand during a down market, such as document management tools for the bankruptcy/restructuring process and by moving upstream in the transactional process with products like Venue.

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

Government Regulations and Regulatory Impact

The SEC is adopting new as well as amending existing rules and forms to enhance the security and modernize the reporting and disclosure of information under the Securities Act, the Exchange Act and the Investment Company Act. As the regulatory environment continues to evolve, regulators are also demanding greater use of structured, machine-readable data in companies’ disclosures, more summary documents and layered website disclosures. These actions are driving significant changes which impact the Company and its customers. The Company actively monitors proposals, through comment periods, adoption, implementation and legal challenges, as applicable. Regulatory changes have enabled the Company to offer new value-added functionality and services, leverage its domain expertise and accelerate its transition from print and distribution to software solutions.

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

Technology

The Company invests resources in developing software solutions to address customer, market and regulatory requirements. The Company invests in client facing solutions and its core systems and has also adopted market-leading third-party systems which have improved the efficiency of its sales and operations processes. The Company has continued to invest in enhancements of its technology-based offerings including ActiveDisclosure, the Arc Suite software platform, Venue, SEC EDGAR filing and iXBRL services, among others. The Company continues to invest in leading and innovative technology such as cloud-native solutions, a single compliance platform, artificial intelligence (including AI-driven service architectures), and application programming interfaces (“APIs”).

Resources

The primary raw materials used in the Company’s printed products are paper and ink. Paper and ink are sourced from a small set of select suppliers to ensure consistent quality and provide for continuity of supply. The Company does not currently anticipate any significant supply chain challenges for raw materials in 2026. The Company believes that the risk of incurring material losses as a result of a shortage in raw materials is unlikely as the Company continues to strategically reduce its in-house print and distribution capabilities in addition to having a well-established supply chain such that the losses, if any, would not have a materially negative impact on the Company’s business.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, electronically or by direct shipment to customer facilities.

Customers

For each of the years ended December 31, 2025, 2024 and 2023, no customer accounted for 10% or more of the Company’s net sales.

Human Capital

The Company’s human capital objective is to attract, retain and develop the talent needed to deliver on the Company’s strategic priorities. The Company strives to create a culture where employees are empowered to do their best work each day and are rewarded based on their contributions and performance.

As of December 31, 2025, the Company had approximately 1,750 employees, approximately 84% of whom are located in the United States and approximately 16% in international locations. The Company’s workforce is approximately 40% female and approximately 60% male, with an average tenure of approximately 14.0 years with the Company (including periods prior to the Separation from RRD). The Company also hires contractors for production and engineering support. None of the Company’s employees are represented by a labor union or covered by a collective bargaining agreement. The Company’s 2025 voluntary turnover rate was approximately 5.4% for its global workforce and approximately 5.1% for its U.S. workforce.

In 2025, the Company continued its strategy to provide greater market-driven and predictable pay and benefit programs through the “My Total Wellbeing” program. The components of the program are below:

My Time—The Company has a flexible paid time-off philosophy in which U.S. salaried employees can, with manager approval, take as much time as needed for vacation or personal issues not covered by other sick or disability policies. The Company’s policies also provide up to 12 weeks of paid maternity leave and six weeks paid leave for fathers and both adoptive parents in the U.S.

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

My Health—The Company offers comprehensive health benefits including medical insurance, prescription drug benefits, dental insurance and vision insurance. The Company strives to offer a market competitive benefits package and, in 2025, added new benefits supporting reproductive health and family planning. The Company’s programs focus on physical as well as mental and emotional health and encouraging all employees to take ownership of their health and wellbeing.

My Money—The Company offers competitive base salaries and compensation programs to reward performance relative to key strategic and financial metrics. The Company cultivates a “pay for performance” culture so that when the Company does well, it shares those rewards with employees. The Company maintains an Employee Stock Purchase Plan, which allows eligible employees based in the U.S., Canada and the United Kingdom to purchase DFIN stock at a 10% discount through payroll deductions. The Company also provides a bi-weekly 401(k) match of 50 cents for every dollar a U.S. employee contributes up to 6% of eligible compensation with a potential for an additional discretionary Company match based upon overall Company performance.

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

Learning and Development—The Company invests in its employees’ skills and professional development by offering virtual, social and self-directed learning, mentoring, coaching and career development opportunities. In 2025, approximately 39% of employees engaged in self-directed learning and development activities through the Company’s on-demand learning platforms. The Company continues to focus on leadership development with two cohort leadership development programs aligned to the Company’s values, leadership behaviors and skills for effective leadership. In partnership with external vendors, the Company provides development for senior leaders in the form of 360 surveys with formal development plans, formal coaching and program specific/skill-based development to support their career growth.

In addition to learning and development, the Company requires employees to complete a series of mandatory courses in data protection, IT security, principles of ethical business conduct, harassment awareness, anti-corruption/anti-trust and data privacy. In 2025, the Company achieved 100% completion of these required courses.

Employee Experience—DFIN’s Total Wellbeing program underscores its employment value proposition. These proof points have helped to attract, engage and retain employees and have translated into being certified as a Most Loved Workplace® by the Best Practice Institute, a leadership benchmark research company, four years in a row.

In 2025, the Company was ranked on The Wall Street Journal’s list of Top Most Loved Workplaces® in America, which recognizes companies that have created a workplace where employees feel respected, inspired and appreciated. Employees cited their strong bond with coworkers, flexible work schedules and strong management and senior leadership among the reasons they loved working for DFIN.

For the seventh year in a row, the Company was chosen as one of the Best Places to Work by Built In, for offering the best compensation packages, total rewards and cultural programs, among peers. Built In is an online community for startups and tech companies.

In December 2025, the Company’s Pinnacle Awards recognized employee contributions in six updated categories to align with the Company’s Win as One philosophy: Lead as One, Deliver as One, Grow as One, Protect as One, Serve as One and Evolve as One.

Health and Safety—The health, safety and well-being of its employees is the Company’s highest priority and a core element of its culture. The Company believes everyone contributes to a safe and healthy work environment no matter their role in the organization. The Company’s Environmental, Health and Safety Management System aligns with ISO 14001 and 45001. The Company sets annual leading and lagging indicators to improve its sustainability performance and in 2025 achieved a workforce total recordable incident rate of 0.27 (per 200,000 hours worked). Manufacturing employees achieved a 100% completion rate for job-specific safety training and participate in an onsite safety committee that promotes safe practices at work and at home.

2025 marked the seventh year DFIN celebrated the importance of employee health and safety among its global workforce through its annual safety recognition event, which this year included blood pressure screenings and other safety awareness activities. Employees participated in a 5-day activity challenge and collectively achieved approximately 23.4 million steps.

Climate

The Company has transitioned to predominantly virtual operations after adopting a fully flexible work environment, reducing its physical office space globally and closing all but one print manufacturing facility. For the seventh year in a row, the Company purchased renewable energy credits to match 100% of the electricity used by this facility. The Corporate Responsibility and Governance Committee of the Company’s Board of Directors (the “Board”) has broad oversight of environmental, social and governance issues, which includes climate-related risks and opportunities. In 2025, the Company assessed its global climate footprint and published a summary of its climate-related risks and opportunities with reference to the Task Force on Climate-Related Financial Disclosures framework. Currently, the Company does not anticipate any material impact from climate-related risks and opportunities on its business strategy, financial position or operations.

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

Maintaining the confidentiality, integrity and availability of DFIN’s systems, software and solutions is an issue of critical importance for the Company and its clients and users who rely on DFIN’s systems to prepare regulatory filings and store and exchange large volumes of information, much of which is proprietary, confidential and may constitute material nonpublic information. Given DFIN’s systems contain material nonpublic information about public reporting companies and potential M&A activities prior to its public release, the Company has been, and expects it will continue to be, a target of hacking or cybercrime. Inadvertent disclosure of the information maintained on DFIN’s systems (or on the systems of the vendors on which the Company relies) due to human error, breach of the systems through hacking, cybercrime or a leak of confidential information due to employee misconduct, could seriously damage the Company’s reputation, could cause it to expend significant resources responding to requests from government agencies and customers and could cause significant reputational harm for the Company and its clients. The Company’s technologies, systems, networks and software have been and continue to be subject to cybersecurity threats and attacks, which range from uncoordinated individual attempts to sophisticated and targeted measures directed at the Company. The risk of a cybersecurity breach or disruption has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, including those utilizing AI capabilities, and the Company has in the past and may in the future be subject to security breaches.

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

Furthermore, DFIN’s systems allow the Company to share information that may be confidential in nature to its clients across the Company’s offices and remote working locations worldwide. This design allows the Company to increase global reach for its clients and increase its responsiveness to client demands, but also increases the risk of a security breach or a leak of such information as it allows additional points of access to information by increasing the number of employees and facilities working on certain jobs. In addition, DFIN leverages third-party technology integrations across its systems, which facilitate analytics that inform strategic decisions, but exposes information to additional access points. Malicious software, sabotage, ransomware and other cybersecurity breaches of the types described above could cause an outage in DFIN’s infrastructure, which could lead to a substantial delay of service and ultimately downtimes, recovery costs and client claims. The occurrence of an actual or perceived information leak or breach of security could cause the Company’s reputation to suffer, clients to stop using DFIN’s services and products offerings, the Company to have to respond to requests from government agencies and customers in connection with such event and the Company to face lawsuits and potential liability, any of which could cause DFIN’s financial performance to be negatively impacted.

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

The Company’s business may be adversely affected if it fails to adapt to technological changes and address the changing demands of clients, including those related to AI.

The markets in which the Company and its clients operate are characterized by changing business models, technology and regulation that causes clients’ needs and demand for DFIN’s services and products to evolve. Technological advancements such as artificial intelligence and machine learning are impacting client workflows and raising expectations for user experience, scale and efficiency. The Company’s business may be adversely affected if clients seek out alternative means to produce and file regulatory documentation and implement technologies that assist them in this process. For example, clients and their financial advisors have relied on web-based services which allow clients to autonomously file and distribute reports required pursuant to the Exchange Act, prospectuses and other materials or utilized other technologies to facilitate collaborative document production and integration of financial and other types of data to produce compliance reports. If competitors introduce technologies to provide clients alternative means to meet their regulatory obligations that they prefer, and the Company does not develop products or provide services to compete with such new technologies in a timely and cost-effective manner, the Company’s business may be adversely affected. The Company’s future success will depend, in part, on its ability to respond to these developments and keep pace with an evolving competitive landscape. Additionally, if clients are unwilling to pay sufficiently higher prices or separate fees for DFIN’s products that include AI capabilities or such capabilities do not fully address clients’ needs, the Company may not see a return on its investment.

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

Additionally, third-party systems, services and integrations underlying DFIN’s operations can contain undetected errors or bugs, or be susceptible to cybersecurity breaches described above. The Company may be forced to delay commercial release of its services until any discovered problems are corrected, resort to manual processes for customer service and support functions or lose access to tools that provide strategic information for decision making. Furthermore, certain third-party service providers or vendors may have access to sensitive data including personal information, valuable intellectual property and other proprietary or confidential data, including that which was provided to DFIN by its clients. A third-party vendor could intentionally or inadvertently disclose sensitive data including personal information, which could have a material adverse effect on the Company’s business and financial results and damage the Company’s reputation.

In the event of a material disruptive event, the Company’s disaster recovery and business continuity plans may fail, which could adversely interrupt operations.

A number of core processes, such as software development, operations and fulfillment, sales and marketing, client service and financial transactions, rely on DFIN’s IT infrastructure and applications. Many of DFIN’s services and products are delivered on a current and time-sensitive basis and depend on reliable access to important systems and information. Damage to the Company’s IT infrastructure could result from catastrophe, natural disaster, severe weather, power loss, telecommunications failure, terrorist attack or pandemic as well as from security breach of the types described above or other events that could have a significant disruptive effect on operations. Defects or malfunctions in the Company’s IT infrastructure and applications have caused, and could cause in the future, DFIN’s services and products offerings not to perform as clients expect, which could negatively impact the Company’s reputation and business. The Company has disaster recovery and business continuity plans in place in the event of system failure due to any of these events and these plans are tested regularly. If these disaster recovery or business continuity plans are not adequate to address the disruptive event, it could result in an outage in DFIN’s infrastructure, which could lead to a substantial delay of service and ultimately downtimes, recovery costs and client claims, any of which could negatively impact the Company’s results of operations, financial position and cash flows.

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

A significant portion of the Company’s net sales depends on the purchase of DFIN’s services and products by parties involved in capital markets compliance and transactions. As a result, a significant portion of the Company’s business is dependent on the global market for IPOs, secondary offerings, M&A, public and private debt offerings, leveraged buyouts, spinouts, SPAC and de-SPAC transactions and other similar transactions. These transactions are often tied to market conditions and the resulting volume of these types of transactions affects demand for the Company’s services and products. A variety of factors impact the global markets for transactions, including economic activity levels, interest rates, market volatility, the regulatory and political environment, tariffs and trade policy, geopolitical and civil unrest and global pandemics, among others. Recently, U.S. capital markets transactions, especially IPO and M&A transactions were disrupted by the U.S. federal government shutdown that occurred during the fourth quarter of 2025. Future government shutdowns or other factors impacting the attractiveness of U.S. capital markets could result in additional volatility. Downturns in the financial markets, global economy or in the economies of the geographies in which the Company does business and reduced equity valuations create risks that could negatively impact the Company’s business. For example, in the past, economic volatility has led to a decline in the financial condition of a number of the Company’s clients and led to the postponement of their capital markets transactions. To the extent that there is continued volatility, the Company may face increasing volume pressure. Furthermore, the Company’s offerings for investment companies clients can be affected by fluctuations in the inflow and outflow of money into investment management funds which determines the number of new funds that are opened and closed. As a result, the Company is unable to predict the impact of any potential worsening of macroeconomic conditions which could have impacts to the Company’s results of operations. The level of activity in the financial communications services industry, including the financial transactions and related compliance needs DFIN’s services and products are used to support, is sensitive to many factors beyond the Company’s control, including interest rates, regulatory policies, general economic conditions, the Company’s clients’ competitive environments, business trends, terrorism and political change. In addition, a weak economy could hinder the Company’s ability to collect amounts owed by clients. Failure of the Company’s clients to pay the amounts owed or to pay such amounts in a timely manner, may increase the Company’s exposure to credit risks and result in bad debt write-offs. Unfavorable conditions or changes in any of these factors could negatively impact the Company’s business, results of operations, financial position and cash flows.

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

The Company does not generally have long-term contracts for traditional services and products within the CM-CCM and IC-CCM segments and, therefore, relies on those clients’ continued use of DFIN’s services and products. As a result, client retention, particularly during periods of declining transactional volume, is an important part of the Company’s strategic business plan. There can be no assurance that clients will continue to use DFIN’s services and products to meet their ongoing needs, particularly in the face of competitors’ services and products offerings, or that their interest in those services will not be impacted by regulatory changes or perception of the regulatory environment. Although some of the Company’s software contracts are multi-year, both multi-year contracts and contracts that are less than one year are subject to renewals. As a result, there can be no assurance that clients will continue to use DFIN’s software solutions to meet their ongoing needs. Client retention rates may decline due to a variety of factors, including:

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

If the Company’s retention rates are lower than anticipated or referrals decline, the Company could be required to devote substantially more resources to the sales and marketing of its services and products, which would increase costs, potentially lead to a decline in net sales, slow the Company’s growth and negatively impact the Company’s business, results of operations, financial position and cash flows.

A failure to successfully develop, introduce or integrate new offerings or enhancements to DFIN’s services and products platforms, systems or applications, may harm DFIN’s reputation, and cause its net sales and operating income to suffer.

The Company’s strategic plan continues to focus on transitioning its business to a software and technology focused company, offering compliance and regulatory solutions. In order to accomplish this transition, the Company must attract new clients for those businesses and expand the addressable market and relevant use cases for its offerings. DFIN’s ability to attract new clients and increase sales to existing clients depends in large part on the Company’s ability to enhance and improve existing services and products platforms, including application solutions, and to introduce new functionality and enhancements. The Company may also develop new offerings to address regulatory changes, satisfy other regulatory and compliance needs of its clients or expand its addressable market.

The Company continues to invest substantially all of its capital expenditures budget on software development, including for both investment companies and capital markets, most recently with the functionality developed in the new Venue platform, the Arc Suite for the Tailored Shareholder Reporting (“TSR”) regulations and the launch of cloud-based ActiveDisclosure and the ongoing development of additional features thereafter, including the ability to file transactional deals utilizing ActiveDisclosure. The Company utilizes product pilots, alpha release and other means to gauge market demand as DFIN’s operating results would suffer if its innovations are not responsive to the needs of the Company’s clients, are not appropriately timed with market opportunities or are not brought to market effectively. In addition, it is possible that management’s assumptions about the attractiveness of certain markets or the products or features that they believe will drive purchasing decisions for the Company’s potential clients or renewal decisions for the existing clients could be inaccurate. There can be no assurance that new products or services, or upgrades to DFIN’s products or services, will be released as anticipated or that, when released, they will be adopted by clients. Moreover, upgrades and enhancements to the Company’s platforms may require substantial capital investment without assurance that the upgrades and enhancements will enable the Company to achieve or sustain a competitive advantage in the services and products offerings. If the Company is unable to license or acquire new technology solutions to enhance existing services and products offerings, the results of operations, financial position and cash flows may be negatively impacted.

The highly competitive market for DFIN’s services and products, clients’ budgetary constraints and industry fragmentation may create adverse price dynamics.

The financial communications services industry is highly competitive with relatively low barrier to entry and the industry remains highly fragmented in North America and internationally. Management expects that competition will increase from existing competitors, as well as new and emerging entrants, including those offering AI-enabled or self-filing services and products. Additionally, as the Company expands its services and product offerings, it may face competition from new and existing competitors. Budgetary constraints or other economic pressures on the Company’s existing or potential clients may impact DFIN’s ability to price its services and products profitably. As a result, these factors may lead to pricing dynamics for DFIN’s services and products which could negatively impact its business, results of operations, financial position and cash flows.

The Company may be unable to hire and retain talented employees, including management.

DFIN’s success depends, in part, on its general ability to attract, develop, motivate and retain highly skilled employees. Competition for these individuals is intense, especially for engineers with high levels of experience in designing and developing software and internet-related services, senior sales executives and professional services personnel with appropriate financial reporting experience. The loss of a significant number of employees or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on DFIN’s business. Productivity or efficiency initiatives enabled by AI or other technological advances could impact the size or skills needed within the Company’s workforce. Management believes the Company’s ability to retain its client base and to attract new clients is directly related to DFIN’s sales force and client service personnel, and if the Company cannot retain these key employees, its business could suffer. In addition, many members of DFIN’s management have significant industry experience or functional experience that is valuable to competitors. The Company expects that its executive officers and employees in other key roles will have non-solicitation agreements contractually prohibiting them from soliciting clients and employees within a specified period of time after they leave DFIN. The Company undertakes succession planning to manage the risk that one of DFIN’s key members of management could unexpectedly leave, fall ill, pass away or otherwise become incapacitated and unable to work for an extended period of time. If one or more members of the senior management team are suddenly unavailable and their responsibilities cannot be handled by internal resources or a suitable replacement quickly, the Company could experience difficulty in managing its business properly, which could negatively impact its business, results of operations, financial position and cash flows.

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

DFIN provides health care and other benefits to both employees and retirees. For many years, costs for health care have increased more rapidly than general inflation in the U.S. economy. If this trend in health care costs continues, the cost to provide such benefits could increase, adversely impacting profitability. Changes to health care regulations in the U.S. and internationally, as well as the average age and claim history of the Company’s employee base, may also impact the cost of providing such benefits.

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

The Company has operations outside the United States. DFIN works with capital markets clients around the world, and in 2025 the Company’s international sales accounted for approximately 11% of DFIN’s total net sales. The Company’s operations outside of the United States are primarily focused in Europe, Canada and Asia. As a result, the Company is subject to the risks inherent in conducting business outside the United States, including:

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

On October 1, 2016, DFIN became an independent publicly traded company through the Separation. At the same time, RRD also completed the separation of LSC Communications, Inc. (“LSC”), its publishing and retail-centric print services and office products business. In 2020, LSC filed for business reorganization under Chapter 11 of the U.S. Bankruptcy Code and stopped making required withdrawal liability payments to multiemployer pension plans from which RRD had withdrawn prior to the Separation. Responsibility for certain pre-Separation withdrawal liability obligations was assigned to the parties, including LSC (the “LSC MEPP Liabilities”) during the Separation, however, the Company and RRD remained jointly and severally liable for the LSC MEPP Liabilities pursuant to laws and regulations governing multiemployer pension plans. If RRD fails to make required payments in respect of the remaining LSC MEPP Liabilities or RRD fails to make required payments in respect of the RRD MEPP liabilities, the Company may become obligated to make such payments, which may negatively impact the Company’s cash flows and results of operations. In addition, the Company’s MEPP liabilities could also be affected by the financial stability of other employers participating in such plans and decisions by those employers to withdraw from such plans in the future.

Financing and Financial Risks

The Company’s indebtedness may adversely affect the Company’s business and results of operations, financial position and cash flows.

As of December 31, 2025, the Company had $110.7 million outstanding under its Term Loan A Facility, as defined below, and $61.0 million of borrowings outstanding under its Revolving Facility, as defined below. The Company’s ability to make payments on and to refinance indebtedness, as well as any future debt that it may incur, will depend on the Company’s ability to generate cash in the future from operations, financings or asset sales. The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. The Company may not generate sufficient funds to service its debt and meet its business needs, such as funding working capital or the expansion of the Company’s operations. If the Company is not able to repay or refinance debt as it becomes due, it may be forced to take disadvantageous actions, including facility closure, staff reductions, reducing financing in the future for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of cash flows from operations to the payment of principal and interest on its indebtedness, and restricting future capital return to stockholders. The lenders who hold the Company’s debt could also accelerate amounts due in the event of a default, which could potentially trigger a default or acceleration of the maturity of the Company’s debt.

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

On March 13, 2025, the Company amended and restated its credit agreement dated as of September 30, 2016 (as in effect prior to such amendment and restatement, the “Credit Agreement,” and the Credit Agreement, as so amended and restated, the “Amended and Restated Credit Agreement”), by and among the Company, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, to provide for a $115.0 million term loan A facility (the “Term Loan A Facility”), establish a $300.0 million revolving facility (the “Revolving Facility”) with a maturity date of March 13, 2030 to replace the entire amount of the revolving facility and modify the financial maintenance and negative covenants in the Amended and Restated Credit Agreement, among other things. The Amended and Restated Credit Agreement contains a number of covenants, including a minimum Interest Coverage Ratio and the Consolidated Net Leverage Ratio, as defined in and calculated pursuant to the Amended and Restated Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Amended and Restated Credit Agreement generally allows annual dividend payments of up to $20.0 million in the aggregate.

The Company used the proceeds of the Term Loan A Facility and the Revolving Facility to retire the full $125.0 million of the Company’s then-outstanding Delayed Draw Term Loan A Facility. Under the Amended and Restated Credit Agreement, the Term Loan A Facility bears interest at a rate equal to the sum of the Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 2.00% to 2.50% based on the Company’s Consolidated Net Leverage Ratio. The principal amount of the loans outstanding under the Term Loan A Facility is due and payable in equal quarterly installments of 1.25% of the original principal amount of the loans during the first three years after funding, beginning on June 30, 2025, and 2.50% of the original principal amount of the loans thereafter. Voluntary prepayments of the Term Loan A Facility are permitted at any time without premium or penalty. The entire unpaid principal amount of the loans will be due and payable in full on March 13, 2030.

The Amended and Restated Credit Agreement that governs the Company’s Credit Facilities contains a number of significant restrictions and covenants that limit the Company’s ability to:

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

The Company may be able to incur significant additional debt, including secured debt, in the future. Although the Amended and Restated Credit Agreement governing the Credit Facilities restrict the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions. Also, these restrictions do not prevent the Company from incurring obligations that do not constitute indebtedness. As of December 31, 2025, the Company had $237.6 million available for additional borrowing under the Revolving Facility. The more indebtedness the Company incurs, the further exposed it becomes to the risks associated with leverage described above.

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

Fluctuations in DFIN’s operating results or unfavorable commentary in the research and reports that equity research analysts publish about the Company or algorithmic trading may negatively affect the Company's stock price.

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

In addition, the trading market for DFIN’s common stock is influenced by the research and reports that equity research analysts publish about the Company and its business. The price of DFIN’s stock or trading volume in DFIN’s stock could decline if one or more equity analysts downgrade the Company’s stock or if those analysts issue other unfavorable commentary or cease publishing regular reports about the Company. The volatility of DFIN’s common stock may be impacted by algorithmic or high-frequency trading, which can cause rapid and significant fluctuations in the stock price, unrelated to the Company’s actual performance or prospects. If any of the foregoing occurs, it could cause the Company’s stock price to fall and may expose it to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

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

DFIN’s management has broad discretion in the application of the Company’s cash resources to make investments and other capital allocation decisions. The Company’s management must make long-term investments and commit significant resources often before knowing whether such investments will result in services and products that satisfy its clients’ needs or generate revenues sufficient to justify such investments. Accordingly, DFIN stockholders will have to rely upon the judgment of management with respect to the Company’s existing cash resources, with only limited information concerning management’s specific intentions. The Company’s management may spend the Company’s cash resources in ways that stockholders may not desire or that may not yield a favorable return over an acceptable timeline. While the Company has governance processes and internal controls in place to guide informed decision making and the Company’s Board provides oversight of capital allocation and other important topics, these decisions are subject to uncertainties and involve judgment. The failure to apply the Company’s funds effectively could harm the business.

Global economic and political conditions, including global health crises, geopolitical instability and government shutdowns, broad trends in business and finance that are beyond the Company’s control may have a material impact on its business operations and those of DFIN’s clients and contribute to reduced levels of activity in the securities markets, which could adversely impact the Company’s results of operations.

As a multinational company, DFIN’s operations and ability to deliver services to its clients could be adversely impacted by general global economic and political conditions. DFIN’s business is highly dependent on the global financial services industry and exchanges and market centers around the world. Factors such as government shutdowns, legislative and regulatory changes, tariff and trade policies, social and health conditions, international conflict, extreme weather or other natural disasters, the level and volatility of interest rates, currency values, inflation and taxation could all have an impact on the financial well-being of DFIN’s clients or securities markets activities. These impacts may reduce demand for DFIN’s services and products offerings and negatively impact its business, results of operations, financial position and cash flows.

Legal and Regulatory Risks

Modifications in the rules and regulations to which clients or potential clients are subject to may impact the demand for the Company’s services and products offerings.

Rapidly changing technology, evolving industry standards and regulatory requirements and new service and product introductions characterize the market for the Company’s services and products. Clients are subject to rules and regulations requiring certain printed or electronic communications governing the form, content and delivery methods of such communications, such as SEC Rule 30e-3 which provides certain registered investment companies with an option to electronically deliver stockholder reports and other materials rather than providing such reports in paper. Other developments, such as the SEC’s TSR rule required in 2024, drove increased demand for the Company’s services and product in the Investment Company segments but also required additional investment of capital and other resources. Modifications in these regulations may impact clients’ business practices and could impact the competitive landscape for DFIN’s services and products offerings. The priorities of the current U.S. administration have impacted SEC rulemaking, causing proposed rules such as climate, private fund reporting on Form PF, or other topics to be delayed, withdrawn or adopted in a form that is materially different from the Company’s expectation. Other items included in the SEC‘s latest regulatory agenda, such as a potential proposal to allow semi-annual reporting, may impact demand for the Company’s services and products. Modifications in such regulations could eliminate the need for certain types of communications altogether or impact the quantity or format of required communications. DFIN’s ability to monitor the timing and form of relevant developments at various stages of discussion, proposal or implementation are important for future operational planning and growth. The Company may find it difficult or costly to update its software and services to keep pace with evolving industry standards, regulatory requirements or other developments impacting the industries in which DFIN and its clients operate.

Increasing regulatory focus on privacy issues and expanding laws could impact DFIN’s software solutions and expose the Company to increased liability.

Privacy and data security laws apply to DFIN’s various businesses in all jurisdictions in which the Company operates. In particular, clients use DFIN’s software solutions, including Venue, to share personal data and information on a confidential basis, and such sharing may be subject to privacy and data security laws. DFIN’s global business operates in countries that have more stringent data protection laws than those in the United States. These data protection laws may be expanded to address concerns regarding AI, inconsistent across jurisdictions and are subject to evolving and differing interpretations. Complying with these regulations has been, and will continue to be, costly, and there are or will be significant penalties for failure to comply with these regulations. Further, any perception of DFIN’s practices, products or services as a violation of individual privacy rights may subject the Company to public criticism, class action lawsuits, reputational harm or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt DFIN’s business and expose the Company to liability.

Transferring personal data and information across international borders is becoming increasingly complex. For example, Europe has historically had stringent regulations regarding transfer of personal data and information. The mechanisms that DFIN and many other companies rely upon for data transfers from Europe to the United States (e.g., Standard Contractual Clauses) have been successfully challenged in the European court systems and compliance with legislation related to data transfers is uncertain. The Company is closely monitoring developments related to requirements for transferring personal data and information. Privacy regulation continues to develop globally and could impact DFIN’s business, results of operations, financial position and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

A core aspect of the Company’s business relies on technology and software; as a result, the security of those technologies and software, as well as the protection of the confidential information entrusted to the Company by its customers, are key components of the Company’s business and strategy. DFIN maintains many processes for identifying, assessing and managing material risks from cybersecurity threats as part of its overall enterprise risk assessment processes. These processes are applied throughout the organization and are monitored, updated and assessed. Risk management committees such as the Enterprise Risk Management Committee and the Ethics and Compliance Committee regularly review the Company’s policies and procedures governing cybersecurity. These policies and procedures inform protocols that align cybersecurity risk assessment and mitigation to evolving risks and threat vectors that impact broader enterprise risk categories, promoting a comprehensive approach. These processes include the identification, assessment and management of material risks that are derived from cybersecurity threats.

DFIN engages assessors, consultants, auditors and specialized third parties to enhance the Company’s cybersecurity posture. These collaborations provide evaluations, audits and insights to fortify DFIN’s resilience against evolving cyber threats. The DFIN Cybersecurity Program is based upon industry leading frameworks, which include International Standardization Organization (“ISO”) 27001, the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and Control Objectives for Information Technology (COBIT). The Company’s technologies and software must also comply with domestic and international regulatory and legal requirements, a key focus of the Company’s efforts. DFIN has cyber incident response partners that conduct penetration testing and other exercises throughout the year whereby cybersecurity controls effectiveness is evaluated and reported to management. DFIN engages a third-party auditor to ascertain its cybersecurity risk management effectiveness as a part of its enterprise ISO 27001 certification process. The ISO 27001 certification process is highly prescriptive and covers cyber risk management methodology, risk assessment and risk treatment. DFIN has adopted the NIST CSF and engages a consultant to periodically assess the Company’s NIST CSF profile and maturity. DFIN also obtains System and Organization Control (“SOC”) Type 2 certification demonstrating control effectiveness across multiple American Institute of Certified Public Accountants (AICPA) Trust Service Principle domains. DFIN is a registered Level 1 entity with Cloud Security Alliance’s Security, Trust, Assurance, and Risk (“CSA STAR”); Level 1 demonstrating the Company’s commitment to cloud security best practices.

The Company leverages cybersecurity technologies, including some utilizing AI capabilities, designed to provide for the security of client, employee and business confidential data. The Company’s cybersecurity portfolio is inclusive of, but not limited to, data encryption, data masking, leading secure software development methodologies, application and network penetration testing, incident response, digital forensics, least-privileged access controls, anti-malware, end-point detection and response, virtual private networks and cyber threat intelligence. In addition, the Company manages a 24x7 Security Operations capability that monitors and responds to cyber threats.

DFIN maintains a comprehensive third-party risk management program, referred to as “Supply Chain Security.” The program classifies suppliers according to the overall risk they present to the Company, which determines the frequency with which a supplier is evaluated. For example, those identified as critical suppliers are evaluated for inherent risk and monitored on a quarterly basis, or more frequently if an event occurs that could elevate the risk, and assessed at a higher frequency than other suppliers. Generally, these reviews include an evaluation of the effectiveness of a supplier or third party’s cybersecurity along with the risks associated with adding and/or integrating this third party into the DFIN ecosystem. New and existing suppliers that are determined to pose a material risk may be rejected or have their contracts terminated. Supply chain and third-party risk continues to be a top cybersecurity threat vector, and DFIN’s robust processes continue to oversee and identify cybersecurity risks associated with the Company’s use of third-party service providers. The Company believes that its regular assessments and due diligence help mitigate potential vulnerabilities relating to these relationships.

DFIN’s initiatives and internal goals incorporate cybersecurity, including cyber risk requirements and cyber risk analysis. To deliver upon regulatory, client and Company cybersecurity objectives, the Company makes investments to support processes, architectures and system operations models which specifically address cyber risk, including but not limited to threat detection and response capabilities, end point detection, incident response partnerships and other services provided by managed security service providers. The Company has adopted a Zero Trust Architecture wherein all users, systems, applications and networks are deemed untrusted and must be verified. Separately, part of DFIN’s corporate strategy includes maintaining adequate cybersecurity insurance. During the renewal process underwriters evaluate all aspects of DFIN’s cybersecurity posture, providing another annual evaluation of the Company’s cyber risk management.

Risks from cybersecurity threats, including those described in Part I, Item 1A. Risk Factors, factor into many facets of DFIN’s operations and have a direct influence on business strategy. For example, cybersecurity risk considerations may be factored into how DFIN’s products are designed and technology is selected. Cybersecurity risk also informs how the Company educates and trains its employees. In 2025, the Company conducted monthly simulations to train employees to detect and respond to various cyber attack vectors like phishing, vishing and smishing attempts and provides enhanced training to employees who fail a simulated cyber attack. DFIN also conducted quarterly IT training on topics such as risk detection and reporting, data handling and provided targeted cybersecurity threat awareness and training to executives during 2025. The Company reviews its Incident Response plans and conducts tabletop exercises throughout the year at different levels of the organization, including the executive team. These incident response and training initiatives are regularly evaluated to adapt to evolving cyber threats and awareness, including those presented by AI. The Company’s goal is to create an ethos of “security first” and “security by design” and to have a culture (and accountability) that security is the responsibility of every DFIN employee.

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

Governance

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

DFIN maintains an AI governance program that includes an AI Oversight Committee, AI acceptable use policy and integration of AI risk reviews into vendor and security architecture processes. For solutions the Company procures, governance, risk, compliance and privacy professionals assess embedded AI capabilities through the Supply Chain Security program (i.e., Vendor Risk Management). Where DFIN is developing AI capabilities into its services and products, the Company applies a measured, risk-based approach aligned with industry best practices to ensure security, compliance and responsible innovation. Access to general purpose-AI tools is limited to approved secure applications, provisioned for roles with appropriate use cases and accompanied by training to promote productive use and mitigate risk.

The Board maintains oversight of risk from cybersecurity threats and is regularly briefed regarding emerging cyber risks, mitigation strategies and incident response protocols directly from the CISO. The Board includes at least one cybersecurity subject matter expert. The CISO periodically engages with the Board in an executive session to provide updates related to threat landscapes, security initiatives and other cybersecurity awareness within DFIN. The Company maintains processes and procedures so that material risks or events are escalated and addressed appropriately and a post-event review is conducted to enhance the Company’s on-going cybersecurity risk management.

ITEM 2. PROPERTIES

The Company’s corporate office is located at 391 Steel Way, Lancaster, Pennsylvania, 17601. As of December 31, 2025, the Company leased or owned 6 U.S. facilities encompassing approximately 0.3 million square feet. The Company leased 6 international facilities encompassing less than 0.1 million square feet in Asia and Europe. Of the Company’s worldwide facilities, approximately 0.2 million square feet of space was owned, while the remaining 0.1 million square feet of space was leased.

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

Stockholders

As of February 12, 2026, there were 2,636 stockholders of record of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
October 1, 2025 - October 31, 2025	468,852	$51.42	468,852	$90,425,380
November 1, 2025 - November 30, 2025	537,306	46.32	537,306	65,539,714
December 1, 2025 - December 31, 2025	248,950	47.13	248,950	53,806,406
Total	1,255,108	$48.38	1,255,108

(a)
As further described in Note 13, Capital Stock, to the audited Consolidated Financial Statements, on November 14, 2023, the Board authorized the repurchase of up to $150 million of the Company’s outstanding common stock commencing on January 1, 2024, with an expiration date of December 31, 2025. On May 15, 2025, the Board authorized the repurchase of up to $150 million of the Company’s outstanding common stock commencing on May 16, 2025, with an expiration date of December 31, 2026. This new share repurchase program replaced the previous $150 million program. The stock repurchase program may be suspended or discontinued at any time. The timing and amount of any shares repurchased are determined by the Company based on its evaluation of market conditions and other factors and may be completed from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so.

Equity Compensation Plans

For information regarding equity compensation plans, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report.

PEER PERFORMANCE TABLE

The following graph compares the cumulative total stockholder return on DFIN’s common stock from December 31, 2020 through December 31, 2025, with (i) the cumulative total return of the Russell 2000 Index, (ii) the cumulative return of the Standard & Poor’s (“S&P”) SmallCap 600 Index, and (iii) the cumulative return of the S&P Composite 1500 Financial Services Index (f/k/a S&P Composite 1500 Diversified Financials Index), a business industry index of which DFIN is a constituent.

The comparison assumes all dividends have been reinvested and an initial investment of $100 on December 31, 2020. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Performance Table

	Base Period	December 31,	December 31,	December 31,	December 31,	December 31,
Company Name/Index	12/31/2020	2021	2022	2023	2024	2025
Donnelley Financial Solutions	100	277.78	227.75	367.53	369.65	275.13
Russell 2000 Index	100	114.82	91.35	106.82	119.14	134.40
S&P SmallCap 600 Index	100	126.82	106.40	123.48	134.22	142.30
S&P Composite 1500 Financial Services Index	100	135.62	119.82	138.78	178.07	196.54

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

Segments

The Company operates its business through four operating and reportable segments: Capital Markets – Software Solutions, Capital Markets – Compliance and Communications Management, Investment Companies – Software Solutions and Investment Companies – Compliance and Communications Management. Corporate is not an operating segment and consists primarily of unallocated SG&A activities and associated expenses including, in part, executive, legal, finance and certain facility costs. In addition, certain expenses and income of employee benefits plans, such as pension plans expense (income) as well as share-based compensation expense, are included in Corporate and not allocated to the operating segments. For a description of the Company’s operating segments, refer to Part I, Item 1. Business of this Annual Report.

The Company’s operating segments are components of the business for which discrete financial information is available and reviewed regularly by the Company’s chief operating decision maker (“CODM”), the Company’s Chief Executive Officer. The CODM regularly reviews segment net sales and Segment Adjusted EBITDA to assess segment performance and to decide how to allocate resources. Segment Adjusted EBITDA is defined as earnings before interest expense, net, income tax expense, depreciation and amortization and adjusted to exclude the impact of certain costs, expenses, gains, losses and other items, as further described in Note 15, Segment Information, which management believes are not indicative of ongoing operations and segment performance. See Note 15, Segment Information, for a reconciliation of Segment Adjusted EBITDA to consolidated earnings before income taxes.

Executive Overview

Net sales for the year ended December 31, 2025 decreased by $14.9 million, or 1.9%, to $767.0 million from $781.9 million for the year ended December 31, 2024, including a $0.8 million, or 0.1%, increase due to changes in foreign currency exchange rates. Net sales decreased primarily due to lower tech-enabled services net sales of $22.5 million, primarily driven by lower capital markets compliance volumes, and lower print and distribution net sales of $21.1 million, primarily driven by lower investment companies and capital markets compliance volumes, partially offset by higher software solutions net sales of $28.7 million, primarily due to higher ActiveDisclosure net sales of $12.7 million and higher Arc Suite net sales of $12.3 million.

Income from operations for the year ended December 31, 2025 increased by $4.5 million, or 3.3%, to $141.1 million from $136.6 million for the year ended December 31, 2024. Income from operations increased primarily due to lower cost of sales of $17.5 million and lower SG&A expenses of $13.0 million, partially offset by lower net sales of $14.9 million, as described above, a net gain of $9.8 million on the sale of land during the year ended December 31, 2024 and higher restructuring, impairment and other charges, net of $3.8 million. The lower cost of sales is largely driven by lower sales volumes, cost control initiatives and lower overhead costs, whereas the lower SG&A expenses are primarily driven by cost control initiatives, lower bad debt expense of $6.5 million, lower overhead costs and lower incentive compensation expense, partially offset by higher share-based compensation expense of $6.2 million and higher healthcare expense of $2.3 million.

Pension Plan Termination and Settlement

In August 2024, the Company executed an amendment to commence the process of terminating the Company’s primary defined benefit plan (the “Plan”). During the year ended December 31, 2025, the Company settled the Plan obligations through a combination of lump sum payments to certain Plan participants and the purchase of a non-participating irrevocable group annuity contract (the “Plan Settlement”). In connection with the Plan Settlement, the Company made an $11.3 million, net cash contribution to fully fund the Plan.

As a result of the Plan Settlement, the Company remeasured the Plan’s assets and obligations and recognized a non-cash settlement charge of $82.8 million during the year ended December 31, 2025, due to the recognition of unrealized accumulated Plan losses previously reported within accumulated other comprehensive loss on the audited Consolidated Balance Sheets. The Plan Settlement was recorded within Corporate.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, segment net sales, Segment Adjusted EBITDA, financial position, cash flows and certain other information. The Company’s cost of sales as a percentage of net sales, consolidated income from operations, Segment Adjusted EBITDA and Segment Adjusted EBITDA margin may be affected by sales mix (i.e., a higher proportion of sales of higher or lower margin services or products relative to total sales). Sales mix can vary period to period and is impacted by regulatory filing seasonality and global capital markets volatility. This discussion and analysis should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto.

A discussion of the Company’s financial condition, changes in financial condition and results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023, can be found in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of DFIN’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025.

Results of Operations for the Year Ended December 31, 2025 as Compared to the Year Ended December 31, 2024

The following table shows the results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Net sales
Software solutions	$358.4	$329.7	$28.7	8.7%
Tech-enabled services	298.3	320.8	(22.5)	(7.0%)
Print and distribution	110.3	131.4	(21.1)	(16.1%)
Total net sales	767.0	781.9	(14.9)	(1.9%)
Cost of sales (a)
Software solutions	111.4	107.4	4.0	3.7%
Tech-enabled services	112.8	120.6	(7.8)	(6.5%)
Print and distribution	56.2	69.9	(13.7)	(19.6%)
Total cost of sales	280.4	297.9	(17.5)	(5.9%)
Selling, general and administrative expenses (a)	277.9	290.9	(13.0)	(4.5%)
Depreciation and amortization	59.3	60.2	(0.9)	(1.5%)
Restructuring, impairment and other charges, net	10.4	6.6	3.8	57.6%
Other operating income, net	(2.1)	(10.3)	8.2	(79.6%)
Income from operations	141.1	136.6	4.5	3.3%
Interest expense, net	12.9	12.9	—	—
Pension plan settlement charge	82.8	—	82.8	nm
Investment and other loss (income), net	2.3	(1.4)	3.7	nm
Earnings before income taxes	43.1	125.1	(82.0)	(65.5%)
Income tax expense	10.7	32.7	(22.0)	(67.3%)
Net earnings	$32.4	$92.4	$(60.0)	(64.9%)

nm – Not meaningful

(a)
Exclusive of depreciation and amortization

Consolidated

Net sales of software solutions of $358.4 million for the year ended December 31, 2025 increased $28.7 million, or 8.7%, as compared to the year ended December 31, 2024. Net sales of software solutions increased due to $12.7 million of higher ActiveDisclosure net sales, $6.5 million of increases in non-TSR-related Arc Suite net sales, $5.8 million of higher net sales from the Company’s TSR offering and $3.7 million of higher Venue net sales.

Net sales of tech-enabled services of $298.3 million for the year ended December 31, 2025 decreased $22.5 million, or 7.0%, as compared to the year ended December 31, 2024. Net sales of tech-enabled services decreased due to lower capital markets net sales of $18.4 million, driven by a decline in both compliance and transactional volumes, as well as lower investment companies net sales of $4.1 million, largely driven by a decline in compliance volumes.

Net sales of print and distribution of $110.3 million for the year ended December 31, 2025 decreased $21.1 million, or 16.1%, as compared to the year ended December 31, 2024. Net sales of print and distribution decreased due to lower investment companies net sales of $14.0 million and lower capital markets net sales of $7.1 million, both largely driven by a decline in compliance volumes.

Software solutions cost of sales of $111.4 million for the year ended December 31, 2025 increased $4.0 million, or 3.7%, as compared to the year ended December 31, 2024. Software solutions cost of sales increased primarily due to higher product development costs of $1.4 million and a lower allocation of overhead costs. As a percentage of software solutions net sales, software solutions costs of sales decreased 1.5%, primarily driven by $12.7 million of higher ActiveDisclosure net sales and Arc Suite price increases, partially offset by higher product development costs and a lower allocation of overhead costs.

Tech-enabled services cost of sales of $112.8 million for the year ended December 31, 2025 decreased $7.8 million, or 6.5%, as compared to the year ended December 31, 2024. Tech-enabled services cost of sales decreased primarily due to lower sales volumes of $22.5 million, a lower allocation of overhead costs and cost control initiatives. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales increased 0.2%.

Print and distribution cost of sales of $56.2 million for the year ended December 31, 2025 decreased $13.7 million, or 19.6%, as compared to the year ended December 31, 2024. Print and distribution cost of sales decreased primarily due to lower sales volumes of $21.1 million, a lower allocation of overhead costs and cost control initiatives. As a percentage of print and distribution net sales, print and distribution cost of sales decreased 2.2%, primarily driven by a lower allocation of overhead costs and cost control initiatives.

SG&A expenses of $277.9 million for the year ended December 31, 2025 decreased $13.0 million, or 4.5%, as compared to the year ended December 31, 2024. SG&A expenses decreased primarily due to cost control initiatives, lower bad debt expense of $6.5 million, lower overhead costs and lower incentive compensation expense, partially offset by higher share-based compensation expense of $6.2 million and higher healthcare expense of $2.3 million. As a percentage of net sales, SG&A expenses decreased from 37.2% for the year ended December 31, 2024 to 36.2% for the year ended December 31, 2025.

Depreciation and amortization of $59.3 million for the year ended December 31, 2025 decreased $0.9 million, or 1.5%, as compared to the year ended December 31, 2024, primarily due to $2.8 million of accelerated amortization expense related to discontinued software recorded during the year ended December 31, 2024 and lower depreciation expense of $1.5 million, partially offset by higher software amortization expense of $3.4 million, driven by additional software development.

Restructuring, impairment and other charges, net of $10.4 million for the year ended December 31, 2025 increased $3.8 million, or 57.6%, as compared to the year ended December 31, 2024, primarily due to $3.9 million of impairment charges related to certain software assets recorded during the year ended December 31, 2025. For the years ended December 31, 2025 and December 31, 2024, the Company recorded $6.1 million of employee termination costs for approximately 90 employees and $5.5 million of employee termination costs for approximately 70 employees, respectively. Refer to Note 6, Restructuring, Impairment and Other Charges, net, to the audited Consolidated Financial Statements for further information.

Other operating income, net of $10.3 million for the year ended December 31, 2024 included a net gain of $9.8 million on the sale of land. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the audited Consolidated Financial Statements for further information.

Income from operations of $141.1 million for the year ended December 31, 2025 increased $4.5 million, or 3.3%, as compared to the year ended December 31, 2024. Income from operations increased primarily due to lower cost of sales of $17.5 million and lower SG&A expenses of $13.0 million, partially offset by lower net sales of $14.9 million, as described above, a net gain of $9.8 million on the sale of land during the year ended December 31, 2024 and higher restructuring, impairment and other charges, net of $3.8 million. The lower cost of sales is largely driven by lower sales volumes, cost control initiatives and lower overhead costs, whereas the lower SG&A expenses are primarily driven by cost control initiatives, lower bad debt expense of $6.5 million, lower overhead costs and lower incentive compensation expense, partially offset by higher share-based compensation expense of $6.2 million and higher healthcare expense of $2.3 million.

Interest expense, net of $12.9 million for the year ended December 31, 2025 was flat as compared to the year ended December 31, 2024. A decrease in interest expense due to a 1.0% decrease in the weighted-average interest rate on borrowing under both the Term Loan A Facility and the Revolving Facility was offset by higher average borrowing of $14.5 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024. Refer to Note 10, Debt, to the audited Consolidated Financial Statements for further information.

Pension plan settlement charge of $82.8 million for the year ended December 31, 2025 consisted of a non-cash loss on the settlement of the Company’s Plan due to the recognition of unrealized accumulated Plan losses previously reported within accumulated other comprehensive loss on the audited Consolidated Balance Sheets. Refer to Note 7, Retirement Plans, to the audited Consolidated Financial Statements for further information.

The effective income tax rate was 24.8% for the year ended December 31, 2025 as compared to 26.1% for the year ended December 31, 2024. The change in the effective income tax rate was primarily driven by a net decrease in valuation allowances, the benefit of research and development credits and lower pre-tax earnings, partially offset by higher non-deductible compensation. Refer to Note 9, Income Taxes, to the audited Consolidated Financial Statements for further information.

Information by Segment

The following tables summarize net sales, Segment Adjusted EBITDA and Segment Adjusted EBITDA margin within each of the operating segments for the years ended December 31, 2025 and 2024:

Capital Markets – Software Solutions

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Net sales	$230.0	$213.6	$16.4	7.7%
Segment Adjusted EBITDA	75.0	63.5	11.5	18.1%
Segment Adjusted EBITDA margin	32.6%	29.7%

Net sales of $230.0 million for the year ended December 31, 2025 increased $16.4 million, or 7.7%, as compared to the year ended December 31, 2024, due to higher ActiveDisclosure net sales of $12.7 million and higher Venue net sales of $3.7 million, both primarily due to increased volumes.

Segment Adjusted EBITDA of $75.0 million for the year ended December 31, 2025 increased $11.5 million, or 18.1%, as compared to the year ended December 31, 2024, primarily due to higher net sales of $16.4 million, partially offset by higher SG&A expenses of $4.5 million, largely driven by higher selling expense and higher bad debt expense of $1.1 million, partially offset by cost control initiatives.

Segment Adjusted EBITDA margin increased by approximately 290 basis points (“bps”) from 29.7% for the year ended December 31, 2024 to 32.6% for the year ended December 31, 2025, primarily due to an approximately 180 bps and 120 bps decrease in cost of sales and SG&A expenses as a percentage of net sales, respectively, largely driven by higher net sales.

Capital Markets – Compliance and Communications Management

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Net sales	$296.2	$321.7	$(25.5)	(7.9%)
Segment Adjusted EBITDA	113.8	110.9	2.9	2.6%
Segment Adjusted EBITDA margin	38.4%	34.5%

Net sales of $296.2 million for the year ended December 31, 2025 decreased $25.5 million, or 7.9%, as compared to the year ended December 31, 2024, primarily due to lower tech-enabled services net sales of $18.4 million, driven by a decline in both compliance and transactional volumes, and lower print and distribution net sales of $7.1 million, primarily driven by a decline in compliance volumes.

Segment Adjusted EBITDA of $113.8 million for the year ended December 31, 2025 increased $2.9 million, or 2.6%, as compared to the year ended December 31, 2024, primarily due to lower SG&A expenses of $19.6 million and lower cost of sales of $9.0 million, partially offset by lower net sales of $25.5 million. The decrease in SG&A expenses was primarily due to lower bad debt expense of $7.4 million, a lower allocation of overhead costs, lower selling expense and cost control initiatives, whereas the lower cost of sales of $9.0 million was primarily due to a lower allocation of overhead costs, cost control initiatives and lower sales volumes.

Segment Adjusted EBITDA margin increased by approximately 390 bps from 34.5% for the year ended December 31, 2024 to 38.4% for the year ended December 31, 2025, primarily due to an approximately 420 bps decrease in SG&A expenses as a percentage of net sales, largely driven by lower bad debt expense, a lower allocation of overhead costs, lower selling expense and cost control initiatives.

Investment Companies – Software Solutions

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Net sales	$128.4	$116.1	$12.3	10.6%
Segment Adjusted EBITDA	50.3	39.7	10.6	26.7%
Segment Adjusted EBITDA margin	39.2%	34.2%

Net sales of $128.4 million for the year ended December 31, 2025 increased $12.3 million, or 10.6%, as compared to the year ended December 31, 2024, due to higher non-TSR-related net sales of $6.5 million, largely driven by price increases, and higher net sales of $5.8 million from the Company’s TSR offering, primarily within ArcReporting and ArcDigital.

Segment Adjusted EBITDA of $50.3 million for the year ended December 31, 2025 increased $10.6 million, or 26.7%, as compared to the year ended December 31, 2024, primarily due to higher net sales of $12.3 million, partially offset by higher cost of sales of $3.5 million, largely driven by higher product development costs of $1.4 million and higher sales volumes.

Segment Adjusted EBITDA margin increased by approximately 500 bps from 34.2% for the year ended December 31, 2024 to 39.2% for the year ended December 31, 2025, primarily due to an approximately 370 bps and 130 bps decrease in SG&A expenses and cost of sales as a percentage of net sales, respectively, largely driven by price increases.

Investment Companies – Compliance and Communications Management

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Net sales	$112.4	$130.5	$(18.1)	(13.9%)
Segment Adjusted EBITDA	39.6	41.5	(1.9)	(4.6%)
Segment Adjusted EBITDA margin	35.2%	31.8%

Net sales of $112.4 million for the year ended December 31, 2025 decreased $18.1 million, or 13.9%, as compared to the year ended December 31, 2024, primarily due to lower print and distribution net sales of $14.0 million, largely driven by a decline in compliance volumes.

Segment Adjusted EBITDA of $39.6 million for the year ended December 31, 2025 decreased $1.9 million, or 4.6%, as compared to the year ended December 31, 2024, primarily due to lower net sales of $18.1 million, partially offset by lower cost of sales of $12.4 million, largely driven by lower sales volumes and a lower allocation of overhead costs.

Segment Adjusted EBITDA margin increased by approximately 340 bps from 31.8% for the year ended December 31, 2024 to 35.2% for the year ended December 31, 2025, primarily due to an approximately 240 bps decrease in cost of sales as a percentage of net sales, largely driven by a lower allocation of overhead costs.

Corporate

The following table summarizes unallocated expenses within Corporate:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Unallocated expenses	$38.9	$38.3	$0.6	1.6%

Corporate unallocated expenses of $38.9 million for the year ended December 31, 2025 increased $0.6 million as compared to the year ended December 31, 2024, primarily due to higher healthcare expense of $1.8 million and higher consulting expense of $1.4 million, partially offset by lower incentive compensation expense.

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

A reconciliation and discussion of changes in Adjusted EBITDA for the year ended December 31, 2024 as compared to the year ended December 31, 2023, can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of DFIN’s Annual Report for the year ended December 31, 2024, filed with the SEC on February 18, 2025.

The following table reconciles net earnings to Adjusted EBITDA for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in millions)
Net earnings	$32.4	$92.4
Restructuring, impairment and other charges, net	10.4	6.6
Share-based compensation expense	31.4	25.2
Pension plan settlement charge	82.8	—
Accelerated rent benefit	(1.6)	—
Gain on sales of long-lived assets	(0.5)	(9.8)
Non-income tax, net	(0.3)	(1.1)
Gain on investments in equity securities	(0.1)	(0.4)
Gain on sale of a business	—	(0.4)
Depreciation and amortization	59.3	60.2
Interest expense, net	12.9	12.9
Investment and other loss (income), net	2.4	(1.0)
Income tax expense	10.7	32.7
Adjusted EBITDA	$239.8	$217.3

Restructuring, impairment and other charges, net—The year ended December 31, 2025 included employee termination costs of $6.1 million and $3.9 million of impairment charges related to software. The year ended December 31, 2024 included employee termination costs of $5.5 million. Refer to Note 6, Restructuring, Impairment and Other Charges, net, to the audited Consolidated Financial Statements for additional information.

Share-based compensation expense—Included charges of $31.4 million and $25.2 million for the years ended December 31, 2025 and 2024, respectively.

Pension plan settlement charge—The year ended December 31, 2025 included an $82.8 million non-cash loss on the settlement of the Company’s Plan due to the recognition of unrealized accumulated Plan losses previously reported within accumulated other comprehensive loss. Refer to Note 7, Retirement Plans, to the audited Consolidated Financial Statements for additional information.

Accelerated rent benefit—Included a gain of $1.6 million for the year ended December 31, 2025 related to the acceleration of rent expense associated with termination and modification of certain operating leases.

Gain on sales of long-lived assets—The year ended December 31, 2025 included a gain of $0.5 million on the sale of long-lived assets. The year ended December 31, 2024 included a net gain of $9.8 million related to the sale of land. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies, to the audited Consolidated Financial Statements for additional information.

Non-income tax, net—Included income of $0.3 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively, related to certain estimated non-income tax exposures previously accrued by the Company.

Gain on investments in equity securities—Included a gain of $0.1 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively.

Gain on sale of a business—Included a gain of $0.4 million for the year ended December 31, 2024 related to the disposition of the eBrevia business.

Selected Financial Data

	Year Ended December 31,
	2025	2024
	(in millions, except per share data)
Consolidated Statements of Operations data:
Net sales	$767.0	$781.9
Net earnings	32.4	92.4
Net earnings per share:
Basic	1.18	3.16
Diluted	1.15	3.06

Consolidated Balance Sheets data:
Total assets	800.4	841.6
Long-term debt	165.5	124.7

The following table includes the pre-tax and after-tax impact of certain Non-GAAP adjustments for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Pre-tax	After-tax	Pre-tax	After-tax
	(in millions)
Restructuring, impairment and other charges, net	$10.4	$7.8	$6.6	$5.0
Share-based compensation expense	31.4	22.6	25.2	14.8
Pension plan settlement charge	82.8	60.3	—	—
Loss on debt extinguishment	0.2	0.1	—	—
Accelerated rent benefit	(1.6)	(1.2)	—	—
Gain on sales of long-lived assets	(0.5)	(0.4)	(9.8)	(7.0)
Non-income tax, net	(0.3)	(0.2)	(1.1)	(0.7)
Gain on investments in equity securities	(0.1)	(0.1)	(0.4)	(0.3)
Gain on sale of a business	—	—	(0.4)	(0.3)

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

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes. The Company has the ability to repatriate foreign cash, associated with foreign earnings previously subjected to U.S. tax, with minimal additional tax consequences. The Company maintains its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S., with the exception of the previously taxed foreign earnings already subject to U.S. tax. During the years ended December 31, 2025 and 2024, the Company repatriated $14.0 million and $30.0 million, respectively, of excess cash of previously taxed earnings at its foreign subsidiaries to the U.S. The Company is evaluating whether to make any cash repatriations in the future.

On July 4, 2025, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14, commonly referred to as the “One Big Beautiful Bill Act” (the “Act”) was signed into law. The Act changes the timing of certain tax deductions, including depreciation expense, research and development (R&D) expenditures and interest expense. Aspects of the Act became effective for the Company in the third quarter of 2025, with certain additional impacts coming into effect in 2026 and beyond. The Company expects certain provisions of the Act to change the timing of cash tax payments related to 2025 and future periods, but does not expect the enacted legislation to have a material impact on its income tax expense in future periods.

The Organization for Economic Co-operation and Development’s (“OECD”) current project, widely known as Anti-Base Erosion and Profit Shifting, seeks to address tax challenges arising in the global economy by introducing a global minimum corporate tax of 15%, referred to as Pillar Two, and several mechanisms to ensure tax is paid (the “GloBE Model Rules”). Policymakers across jurisdictions have begun adopting the GloBE Model Rules to implement a global minimum corporate tax rate of 15%. The OECD continues to release administrative guidance and many countries in which the Company operates have adopted or have proposed legislation to adopt Pillar Two. Many aspects of the minimum tax directive became effective beginning in 2024, with certain additional impacts coming into effect beginning in 2025 and beyond. The Company is monitoring enacted legislation and effective dates in its jurisdictions of operations. The Pillar Two framework did not have a material impact on the Company’s audited Consolidated Financial Statements for the years ended December 31, 2025 and 2024 and the Company does not expect the enacted legislation to have a material impact in future periods.

The Company currently expects capital expenditures to be approximately $55 million to $60 million in 2026, as compared to $57.1 million in 2025. Capital expenditures primarily relate to investments in the Company’s software portfolio.

Cash and cash equivalents were $24.5 million at December 31, 2025, which included $3.5 million in the U.S. and $21.0 million at international locations.

The following table describes the Company’s cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in millions)
Net cash provided by operating activities	$164.9	$171.1
Net cash used in investing activities	(57.0)	(53.3)
Net cash used in financing activities	(141.8)	(82.1)
Effect of exchange rate on cash and cash equivalents	1.1	(1.5)
Net (decrease) increase in cash and cash equivalents	$(32.8)	$34.2

Cash Flows Provided By Operating Activities

Operating cash inflows and outflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor and other operating activities.

Net cash provided by operating activities was $164.9 million for the year ended December 31, 2025, as compared to $171.1 million for the year ended December 31, 2024. The change in net cash provided by operating activities of $6.2 million was primarily due to a decrease in net earnings of $60.0 million, which was largely driven by the $82.8 million non-cash pension plan settlement charge ($60.3 million after-tax), as well as the following factors:

	Year Ended December 31,
	2025	2024	$ Change
	(in millions)
Net earnings	$32.4	$92.4	$(60.0)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Pension plan settlement charge	82.8	—	82.8
Pension and other postretirement benefits plans contributions	(13.1)	(1.9)	(11.2)
Other adjustments, net	102.8	94.4	8.4
Changes in operating assets and liabilities:
Accrued liabilities and other	(5.7)	16.9	(22.6)
Receivables, net	(15.2)	(4.4)	(10.8)
Other changes, net	(19.1)	(26.3)	7.2
Net cash provided by operating activities	$164.9	$171.1	$(6.2)

•
Accrued liabilities and other decreased operating cash flows by $22.6 million more during the year ended December 31, 2025, primarily due to higher 2025 payments of employee-related compensation, including incentive compensation and sales commissions, as a result of the Company’s 2024 operating results and lower current year accruals.
•
Pension and other postretirement benefits plans contributions decreased operating cash flows by $11.2 million more during the year ended December 31, 2025, primarily due to the Company’s $11.3 million, net cash contribution to fully fund the Plan in connection with the Plan Settlement.
•
Receivables, net decreased operating cash flows by $10.8 million more during the year ended December 31, 2025, primarily due to the timing of collections.
•
The Company's income tax payments decreased by $16.2 million to $24.6 million for the year ended December 31, 2025 from $40.8 million for the year ended December 31, 2024, primarily due to the favorable treatment of R&D expenditures under the Act for the year ended December 31, 2025.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $57.0 million for the year ended December 31, 2025, which primarily consisted of $57.1 million of capital expenditures, substantially all related to investments in software development.

Net cash used in investing activities was $53.3 million for the year ended December 31, 2024, which primarily consisted of $65.9 million of capital expenditures, substantially all related to investments in software development, partially offset by $12.4 million of proceeds from the sale of land.

Cash Flows Used In Financing Activities

Net cash used in financing activities was $141.8 million for the year ended December 31, 2025. During the year ended December 31, 2025, the Company received $309.5 million of proceeds from the Revolving Facility borrowings, partially offset by $248.5 million of payments on the Revolving Facility borrowings. During the year ended December 31, 2025, the Company made $129.3 million of payments on long-term debt, primarily to retire the full amount of the Company’s outstanding $125.0 million Delayed Draw Term Loan A Facility during the first quarter of 2025, partially offset by proceeds of $115.0 million from the Term Loan A Facility. The Company’s common stock repurchases for the year ended December 31, 2025 totaled $185.0 million, which included $172.6 million of repurchases under the stock repurchase program and $12.4 million associated with vesting of the Company’s equity awards.

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

Contractual Cash Obligations and Other Commitments and Contingencies

As of December 31, 2025, the Company had total future contractual and other obligations of approximately $385 million, with approximately $140 million of the future contractual and other obligations due during 2026. The future contractual obligations consist of outstanding debt and related interest, outsourced services related to information technology, maintenance and other services, sales commissions, incentive compensation, operating and finance lease payments, deferred compensation, multi-employer pension plans obligations and other miscellaneous obligations. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies; Note 5, Leases; Note 6, Restructuring, Impairment and Other Charges, net; Note 7, Retirement Plans; Note 8, Commitments and Contingencies and Note 10, Debt to the audited Consolidated Financial Statements for additional information.

Debt

The Company’s debt as of December 31, 2025 and 2024 consisted of the following (in millions):

	December 31,
	2025	2024
Term Loan A Facility	$110.7	$125.0
Borrowings under the Revolving Facility	61.0	—
Unamortized debt issuance costs	(0.4)	(0.3)
Total debt	171.3	124.7
Less: current portion of long-term debt	5.8	—
Long-term debt	$165.5	$124.7

The Company’s debt maturity as of December 31, 2025 is shown in the table below:

	Payments Due In
	Total	2026	2027	2028	2029	2030
	(in millions)
Term Loan A Facility (a)	$110.7	$5.8	$5.8	$10.0	$11.5	$77.6
Borrowings under the Revolving Facility	61.0	—	—	—	—	61.0
Interest (b)	38.4	9.8	9.5	9.1	8.4	1.6
Total as of December 31, 2025	$210.1	$15.6	$15.3	$19.1	$19.9	$140.2

(a)
Excludes unamortized debt issuance costs of $0.4 million, which do not represent contractual commitments with a fixed amount or maturity date.
(b)
Includes estimated interest for the Term Loan A Facility and the Revolving Facility based on borrowings and the interest rates at December 31, 2025. Estimated interest payments may differ in the future based on changes in borrowings, floating interest rates, timing of additional prepayments or other factors or events.

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

The Company used the proceeds of the Term Loan A Facility and the Revolving Facility to retire the full $125.0 million of the Company’s then-outstanding Delayed Draw Term Loan A Facility. Under the Amended and Restated Credit Agreement, the Term Loan A Facility bears interest at a rate equal to the sum of the Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 2.00% to 2.50% based on the Company’s Consolidated Net Leverage Ratio. The principal amount of the loans outstanding under the Term Loan A Facility is due and payable in equal quarterly installments of 1.25% of the original principal amount of the loans during the first three years after funding, beginning on June 30, 2025, and 2.50% of the original principal amount of the loans thereafter. Voluntary prepayments of the Term Loan A Facility are permitted at any time without premium or penalty. The entire unpaid principal amount of the loans will be due and payable in full on March 13, 2030.

As of December 31, 2025, there were $61.0 million of borrowings outstanding under the Revolving Facility as well as $1.4 million in outstanding letters of credit and bank guarantees, all of which reduced the availability under the Revolving Facility. Based on the Company’s results of operations for the year ended December 31, 2025 and existing debt, the Company would have had the ability to utilize the remaining $237.6 million of the Revolving Facility and not have been in violation of the terms of the agreement.

The current availability under the Revolving Facility and net available liquidity as of December 31, 2025 are shown in the table below:

December 31, 2025
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	61.0
Impact on availability related to outstanding letters of credit	1.4
$62.4

Current availability	$237.6
Cash and cash equivalents	24.5
Net Available Liquidity	$262.1

The Company was in compliance with its debt covenants as of December 31, 2025, and expects to remain in compliance based on management’s estimates of operating and financial results for fiscal year 2026 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of December 31, 2025, the Revolving Facility is supported by thirteen U.S. and international financial institutions.

As of December 31, 2025, the Company met all the conditions required to borrow under the Revolving Facility, and management expects the Company to continue to meet the applicable borrowing conditions.

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation and contingent liabilities involving the Company, see Note 8, Commitments and Contingencies, to the audited Consolidated Financial Statements.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, goodwill, asset valuations and useful lives and income taxes.

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

Generally, the contract assets balance is impacted by the recognition of additional revenue, amounts invoiced to customers and changes in the level of constraint applied to variable consideration. Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price and management’s assessment of realizable selling price. Unbilled receivables can vary significantly from period to period as a result of seasonality, volume and market conditions. Unbilled receivables and contract assets are included in receivables, less allowances for expected losses on the audited Consolidated Balance Sheets. Contract liabilities consist of deferred revenue and progress billings, substantially all of which is included in accrued liabilities on the audited Consolidated Balance Sheets.

Goodwill

The Company performs its goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company also performs an interim review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit. As part of its interim reviews, management analyzes potential changes in the value of individual reporting units based on each reporting unit’s operating results for the period compared to expected results as of the prior year’s annual impairment test. In addition, management considers how other key assumptions, including discount rates and expected long-term growth rates, used in the last annual impairment test, could be impacted by changes in market conditions and economic events. Based on these interim assessments in 2025, management concluded that no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying amount.

Three of the Company’s four reporting units, CM-SS, CM-CCM and IC-SS, had goodwill as of October 31, 2025.

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

Quantitative Assessment for Impairment—As of October 31, 2025, the Company performed a quantitative assessment for the CM-SS, CM-CCM and IC-SS reporting units. The analysis performed included estimating the fair value of the reporting units using both the income and market approaches. The income approach requires management to estimate a number of factors, including projected future operating results, anticipated future cash flows, discount rates and the allocation of shared assets and certain corporate expenses. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The income and market approaches were weighted equally to estimate the concluded fair value of the reporting unit.

The determination of fair value in the quantitative assessment requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies and an appropriate market multiple, the discount rate; terminal growth rates; and forecasts of revenue, operating income and capital expenditures.

As a result of the quantitative assessment for CM-SS, CM-CCM and IC-SS, the estimated fair value exceeded the carrying value and no goodwill impairment charge was recorded for the year ended December 31, 2025. As of December 31, 2025, the goodwill balances of the CM-SS, CM-CCM and IC-SS reporting units were $100.0 million, $252.7 million and $53.1 million, respectively.

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

Software, net

The Company evaluates the recoverability of software, net, whenever events or changes in circumstances indicate that the carrying value of a software asset may not be recoverable. The Company assesses its software for indicators of impairment on a recurring basis. Factors which could trigger an impairment review include obsolescence, if client demand for the software does not meet expectations, significant changes in the use of the software, changes in the strategy for the overall business or the cost of developing or modifying a software asset significantly exceeds expectations. When the Company determines that the carrying value of software may not be recoverable based upon the existence of one or more of the indicators, the software assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the software. If the carrying value of the software exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the software’s carrying value over its fair value. During the year ended December 31, 2025, the Company recognized impairment charges of $3.9 million related to software.

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

The Company has recorded deferred tax assets related to future deductible items, including domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded. As of December 31, 2025 and 2024, valuation allowances of $3.0 million and $5.5 million, respectively, were recorded on the Company’s audited Consolidated Balance Sheets. Refer to Note 9, Income Taxes, to the audited Consolidated Financial Statements for additional information.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to potential fluctuations in earnings, cash flows, and the fair value of certain assets and liabilities due to changes in interest rates and foreign currency exchange rates. The Company manages exposure to these market risks through regular operating and financial activities and, when deemed appropriate, through the use of derivative financial instruments for risk management purposes. As a result, the Company does not anticipate any material losses from these risks. The Company was not a party to any derivative financial instrument as of December 31, 2025 and 2024. The Company discusses risk management in various places throughout this Annual Report, including discussions concerning liquidity and capital resources.

Foreign Exchange Risk

While the substantial majority of the Company’s business is conducted within the U.S., approximately 11% of the Company’s net sales during the year ended December 31, 2025 were earned outside of the U.S. The Company has operations internationally that are denominated in foreign currencies, primarily the Canadian dollar, British Pound and Hong Kong dollar, exposing the Company to foreign currency exchange risk which may adversely impact financial results. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of the Company’s various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange spot and forward contracts to hedge the currency risk. The Company does not use derivative financial instruments for trading or speculative purposes.

For the year ended December 31, 2025, a hypothetical 10% strengthening of the U.S. dollar relative to multiple currencies would have resulted in a decrease in the Company’s earnings before income taxes of approximately $2.0 million. A hypothetical 10% strengthening of the U.S. dollar relative to multiple currencies as of December 31, 2025 would have resulted in a decrease in total assets of approximately $3.3 million.

Interest Rate Risk

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis for the year ended December 31, 2025, such changes would have a $3.8 million impact on interest expense and cash flows.

A hypothetical 10% change in yield as of December 31, 2025 would change the fair value of the Term Loan A Facility by approximately $11 million, or 10.0%.

Credit Risk

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated due to the Company’s large, diverse customer base, dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10% of the Company’s net sales for the years ended December 31, 2025 and 2024. The Company maintains provisions for potential credit losses and such losses to date have generally been within the Company’s expectations. The Company evaluates the solvency of its customers on an ongoing basis to determine if additional allowances for expected losses should be recorded. Significant economic disruptions or a slowdown in the economy, which negatively impact capital markets activity, could result in significant additional charges.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is located beginning on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

(b)
Changes in internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. The Company has substantially completed the quote-to-cash process implementation, which included the implementation of new systems for certain of its software services (“QTC Process”). This project improves the efficiency and effectiveness of certain business transactions, invoicing and reporting processes, as well as the underlying systems environment. The QTC Process is a significant component of the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2025 based on the guidelines established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of the Company’s evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2025.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Donnelley Financial Solutions, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Donnelley Financial Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 17, 2026, expressed an unqualified opinion on those financial statements.

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

February 17, 2026

ITEM 9B. OTHER INFORMATION

Director or Officer Adoption or Termination of Trading Agreements

On December 12, 2025, Daniel N. Leib, the Company’s President and Chief Executive Officer, adopted a trading plan with respect to the sale of 60,000 shares of common stock, granted to Mr. Leib as equity incentive compensation (the “Leib Plan”). The Leib Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Pursuant to the Leib Plan, if the market price of the Company’s common stock is within a specified price range during a trading window between May 8, 2026 and June 15, 2026, up to 60,000 shares of common stock will be sold at the market price.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF DONNELLEY FINANCIAL SOLUTIONS, INC. AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 13, 2026 (the “2026 Proxy Statement”).

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

EXECUTIVE OFFICERS OF DONNELLEY FINANCIAL SOLUTIONS, INC.

Name, Age and Position with the Company	Officer Since	Business Experience
Daniel N. Leib, 59 Chief Executive Officer	2016

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

David A. Gardella, 56 Chief Financial Officer	2016

Served as RRD’s Senior Vice President, Investor Relations & Mergers and Acquisitions from 2011 to October 2016. Served as RRD’s Vice President, Investor Relations from 2009 to 2011 and as RRD's Vice President, Corporate Finance from 2008 to 2009. From 1992 to 2004 and then from 2005 to 2008, served in various capacities in financial management and financial planning & analysis for RRD.

Kirk Williams, 50 Chief People and Administrative Officer	2023

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

Leah M. Trzcinski, 43 Chief Legal and Compliance Officer	2023

Served as Deputy Chief Legal Officer and Corporate Secretary and in various legal leadership roles at Morningstar, Inc. from April 2020 to July 2023. Prior to this, served as Assistant Corporate Secretary and in various capacities in the legal department at Dow, Inc. from August 2015 to April 2020. Began legal career at Shearman & Sterling, LLP.

Kami S. Turner, 51 Controller and Chief Accounting Officer	2016

Served as RRD’s Assistant Controller from 2012 to October 2016. Prior to this, served as RRD’s Vice President, External Reporting in 2012 and from 2009 to 2011 served in various capacities in finance at RRD.

Craig Clay, 56 President Global Capital Markets	2021

Served as RRD’s Executive Vice President, Capital Markets and Global Sourcing from 2007 to 2016. Prior to this, served as RRD’s Senior Vice President of Global Capital Markets Sales and Service from 2005 to 2007, and from 1995 to 2005 served in various capacities in sales, pricing and finance for RRD.

Eric J. Johnson, 58 President Global Investment Companies	2021

Served as RRD’s Executive Vice President, Global Investment Markets from 2010 to 2016. Prior to this, served as RRD’s Group Senior Vice President from 2006 to 2010, and from 1992 to 2006 served in various capacities in sales, pricing, financial management and financial planning and analysis for RRD.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the material under the headings “Compensation Discussion & Analysis,” “Executive Compensation Tables,” “Potential Payments Upon Termination or Change in Control,” “Pay Ratio Disclosure” and “Director Compensation” of the 2026 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2026 Proxy Statement.

Equity Compensation Plan Information

Information as of December 31, 2025 concerning compensation plans under which DFIN’s equity securities are authorized for issuance was as follows:

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Restricted Stock Units, Warrants and Rights (in thousands) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (a) (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (b) (Excluding Securities Reflected in Column (1)) (in thousands) (3)
Equity compensation plans approved by security holders	1,683	$17.31	4,010

(a)
Restricted stock units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(b)
These shares are available for issuance under the Donnelley Financial Solutions Performance Incentive Plan and 2024 Employee Stock Purchase Plan. The Donnelley Financial Solutions Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 12,245,000 in the aggregate, of which 3,470,621 remain available for issuance. The maximum number of shares of common stock that may be granted under the 2024 Employee Stock Purchase Plan is 600,000 in aggregate, of which 538,954 remain available for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings “Certain Transactions,” “The Board’s Committees and Their Functions” and “Corporate Governance—Independence of Directors” of the 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm” of the 2026 Proxy Statement.

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

ITEM 15(a). INDEX TO FINANCIAL STATEMENTS

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Statements of Operations

(in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales
Software solutions	$358.4	$329.7	$292.7
Tech-enabled services	298.3	320.8	336.9
Print and distribution	110.3	131.4	167.6
Total net sales	767.0	781.9	797.2
Cost of sales (a)
Software solutions	111.4	107.4	108.7
Tech-enabled services	112.8	120.6	127.6
Print and distribution	56.2	69.9	97.0
Total cost of sales	280.4	297.9	333.3
Selling, general and administrative expenses (a)	277.9	290.9	282.1
Depreciation and amortization	59.3	60.2	56.7
Restructuring, impairment and other charges, net	10.4	6.6	9.8
Other operating (income) loss, net	(2.1)	(10.3)	5.3
Income from operations	141.1	136.6	110.0
Interest expense, net	12.9	12.9	15.8
Pension plan settlement charge	82.8	—	—
Investment and other loss (income), net	2.3	(1.4)	(7.8)
Earnings before income taxes	43.1	125.1	102.0
Income tax expense	10.7	32.7	19.8
Net earnings	$32.4	$92.4	$82.2

Net earnings per share:
Basic	$1.18	$3.16	$2.81
Diluted	$1.15	$3.06	$2.69
Weighted-average number of common shares outstanding:
Basic	27.5	29.2	29.3
Diluted	28.2	30.2	30.6

(a)
Exclusive of depreciation and amortization

See Notes to the audited Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Statements of Comprehensive Income

(in millions)

	Year Ended December 31,
	2025	2024	2023
Net earnings	$32.4	$92.4	$82.2

Other comprehensive income (loss), net of tax:
Translation adjustments	1.2	(1.3)	1.1
Pension plan settlement charge	60.3	—	—
Adjustment for net periodic pension and other postretirement benefits plans	0.8	(2.7)	4.2
Other comprehensive income (loss), net of tax	62.3	(4.0)	5.3
Comprehensive income	$94.7	$88.4	$87.5

See Notes to the audited Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Balance Sheets

(in millions, except per share data)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$24.5	$57.3
Receivables, less allowances for expected losses of $20.9 in 2025 (2024 - $25.0)	143.0	138.0
Prepaid expenses and other current assets	43.9	37.2
Total current assets	211.4	232.5
Property, plant and equipment, net	8.8	8.9
Operating lease right-of-use assets	7.6	12.3
Software, net	92.9	96.5
Goodwill	405.8	405.4
Deferred income taxes, net	43.7	56.4
Other noncurrent assets	30.2	29.6
Total assets	$800.4	$841.6
LIABILITIES
Accounts payable	$23.7	$28.7
Current portion of long-term debt	5.8	—
Operating lease liabilities	3.9	10.3
Accrued liabilities	166.6	185.1
Total current liabilities	200.0	224.1
Long-term debt	165.5	124.7
Deferred compensation liabilities	12.5	12.2
Pension and other postretirement benefits plans liabilities	23.8	23.3
Noncurrent operating lease liabilities	3.3	6.4
Other noncurrent liabilities	16.1	14.8
Total liabilities	421.2	405.5
Commitments and Contingencies (Note 8)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and outstanding: 39.6 shares and 25.6 shares in 2025 (2024 - 38.9 shares and 28.7 shares)	0.4	0.4
Treasury stock, at cost: 14.0 shares in 2025 (2024 - 10.2 shares)	(530.3)	(344.1)
Additional paid-in capital	367.8	333.2
Retained earnings	560.9	528.5
Accumulated other comprehensive loss	(19.6)	(81.9)
Total equity	379.2	436.1
Total liabilities and equity	$800.4	$841.6

See Notes to the audited Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net earnings	$32.4	$92.4	$82.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	59.3	60.2	56.7
Provision for expected losses on accounts receivable	11.1	17.6	13.7
Impairment charges	3.9	0.6	0.1
Share-based compensation expense	31.4	25.2	22.5
Deferred income taxes	(10.0)	(9.4)	(14.6)
Pension plan settlement charge	82.8	—	—
Gain on sales of long-lived assets	(0.5)	(9.8)	(0.8)
Gain on sales of investments in equity securities	(0.1)	(0.2)	(7.0)
(Gain) loss on sale of a business	—	(0.4)	6.1
Amortization of operating lease right-of-use assets	6.8	9.3	15.4
Other	0.9	1.3	0.9
Changes in operating assets and liabilities:
Receivables, net	(15.2)	(4.4)	(2.3)
Prepaid expenses and other current assets	(1.9)	(6.3)	1.7
Accounts payable	(4.4)	(5.7)	(15.3)
Income taxes payable and receivable	(3.3)	(0.5)	(3.6)
Accrued liabilities and other	(5.7)	16.9	(13.8)
Operating lease liabilities	(9.5)	(13.8)	(16.1)
Pension and other postretirement benefits plans contributions	(13.1)	(1.9)	(1.8)
Net cash provided by operating activities	164.9	171.1	124.0
INVESTING ACTIVITIES
Capital expenditures	(57.1)	(65.9)	(61.8)
Proceeds from sales of investments in equity securities	0.1	0.2	10.0
Proceeds from sale of long-lived assets	—	12.4	—
Proceeds from sale of a business	—	—	0.5
Net cash used in investing activities	(57.0)	(53.3)	(51.3)
FINANCING ACTIVITIES
Revolving facility borrowings	309.5	159.5	302.0
Payments on revolving facility borrowings	(248.5)	(159.5)	(347.0)
Payments on long-term debt	(129.3)	—	—
Proceeds from issuance of long-term debt	115.0	—	—
Debt issuance costs	(2.2)	—	—
Treasury share repurchases	(185.0)	(81.6)	(40.3)
Cash received for common stock issuances	1.9	2.4	3.1
Finance lease payments	(3.2)	(2.9)	(2.4)
Net cash used in financing activities	(141.8)	(82.1)	(84.6)
Effect of exchange rate on cash and cash equivalents	1.1	(1.5)	0.8
Net (decrease) increase in cash and cash equivalents	(32.8)	34.2	(11.1)
Cash and cash equivalents at beginning of year	57.3	23.1	34.2
Cash and cash equivalents at end of year	$24.5	$57.3	$23.1
Supplemental cash flow information:
Income taxes paid (net of refunds)	$24.6	$40.8	$38.3
Interest paid	$11.6	$13.3	$16.6
Non-cash investing activities:
Capitalized software included in accounts payable	$5.4	$0.6	$0.1
Non-cash consideration from sale of investment in an equity security (Note 1)	$—	$—	$2.9

See Notes to the audited Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Consolidated Statements of Equity

(in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	36.9	$0.4	8.0	$(221.8)	$280.2	$353.9	$(83.2)	$329.5
Net earnings	—	—	—	—	—	82.2	—	82.2
Other comprehensive income	—	—	—	—	—	—	5.3	5.3
Share-based compensation expense	—	—	—	—	22.5	—	—	22.5
Common stock repurchases	—	—	0.5	(22.6)	—	—	—	(22.6)
Issuance of share-based awards, net of withholdings and other	1.1	—	0.4	(17.7)	3.0	—	—	(14.7)
Balance at December 31, 2023	38.0	$0.4	8.9	$(262.1)	$305.7	$436.1	$(77.9)	$402.2
Net earnings	—	—	—	—	—	92.4	—	92.4
Other comprehensive loss	—	—	—	—	—	—	(4.0)	(4.0)
Share-based compensation expense	—	—	—	—	25.2	—	—	25.2
Common stock repurchases	—	—	0.9	(58.9)	—	—	—	(58.9)
Issuance of share-based awards, net of withholdings and other	0.9	—	0.4	(23.1)	2.3	—	—	(20.8)
Balance at December 31, 2024	38.9	$0.4	10.2	$(344.1)	$333.2	$528.5	$(81.9)	$436.1
Net earnings	—	—	—	—	—	32.4	—	32.4
Other comprehensive income	—	—	—	—	—	—	62.3	62.3
Share-based compensation expense	—	—	—	—	31.4	—	—	31.4
Common stock repurchases	—	—	3.5	(173.8)	—	—	—	(173.8)
Issuance of share-based awards, net of withholdings and other	0.7	—	0.3	(12.4)	3.2	—	—	(9.2)
Balance at December 31, 2025	39.6	$0.4	14.0	$(530.3)	$367.8	$560.9	$(19.6)	$379.2

See Notes to the audited Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements

(in millions, except per share data, unless otherwise indicated)

Note 1. Overview, Basis of Presentation and Significant Accounting Policies

Description of Business

Donnelley Financial Solutions, Inc. and subsidiaries (“DFIN” or the “Company”) is a leading global provider of compliance and regulatory software and services, supporting its clients’ complex capital markets transactions and essential financial reporting at every stage of the corporate lifecycle and fueling end-to-end investment company regulatory compliance needs. The Company provides regulatory filing and deal solutions via its software, technology-enabled services and print and distribution solutions to public and private companies, mutual funds and other regulated investment firms, to serve its clients’ regulatory and compliance needs. DFIN helps its clients comply with applicable regulations where and how they want to work in a digital world, providing numerous solutions tailored to each client’s business needs. The prevailing trend is toward clients choosing to utilize the Company’s software solutions, in conjunction with its tech-enabled services, to meet their document and filing needs, while at the same time shifting away from physical print and distribution of documents, except for when it is still regulatorily required or requested by clients.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Fair Value Measurements—Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company recorded the fair value of its pension plan assets on a recurring basis.

The Company is also required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. Assets measured at fair value on a nonrecurring basis include long-lived assets held and used and goodwill. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values. The three-tier fair value hierarchy, which prioritizes valuation methodologies based on the reliability of the inputs, is as follows:

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

Revenue Recognition—The Company manages highly-customized data and materials to enable filings with the SEC on behalf of its customers related to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Securities Act of 1933, as amended (the “Securities Act”) and the Investment Company Act of 1940, as amended (the “Investment Company Act”), as well as performs tagging of documents using Inline eXtensible Business Reporting Language (“iXBRL”) and other services. Clients are provided with SEC Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) filing services, iXBRL compliance services and translation, editing, interpreting, proof-reading and multilingual typesetting services, among other services. The Company provides software solutions to public and private companies, mutual funds and other regulated investment firms to serve their regulatory and compliance needs, including ActiveDisclosure® (“ActiveDisclosure”), the Arc Suite® software platform (“Arc Suite”) and Venue® Virtual Data Room (“Venue”), and provides digital document creation, online content management and print and distribution solutions.

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

Receivables—Receivables are stated net of expected losses and primarily include trade receivables as well as miscellaneous receivables from suppliers. The Company’s credit loss reserves primarily relate to trade receivables, unbilled receivables and contract assets. The Company established the provision at differing rates, which are region or country-specific, and are based upon the age of the trade receivable, the Company’s historical collection experience in each region or country and lines of business, where appropriate. Provisions for unbilled receivables and contract assets are established based on rates which management believes to be appropriate considering its historical experience. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. Provisions for accounts receivable, unbilled receivables and contract assets are included in receivables, less allowances for expected losses on the audited Consolidated Balance Sheets. No single customer comprised more than 10% of net sales for the years ended December 31, 2025, 2024 and 2023.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Allowances for Expected Losses—Transactions affecting the current expected credit loss (“CECL”) reserve during the years ended December 31, 2025, 2024 and 2023 were as follows:

	December 31,
	2025	2024	2023
Balance, beginning of year	$25.0	$18.9	$17.1
Provisions charged to expense	11.1	17.6	13.7
Write-offs, reclassifications and other	(15.2)	(11.5)	(11.9)
Balance, end of year	$20.9	$25.0	$18.9

The components of the CECL reserve balance at December 31, 2025, 2024 and 2023 were as follows:

	December 31,
	2025	2024	2023
Provision for accounts receivable	$20.5	$24.6	$18.5
Provision for unbilled receivables and contract assets	0.4	0.4	0.4
Total	$20.9	$25.0	$18.9

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

The components of the Company’s inventories, net at December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Raw materials and manufacturing supplies	$4.0	$3.3
Work in process	1.6	1.1
Total	$5.6	$4.4

Prepaid Expenses—Prepaid expenses as of December 31, 2025 and 2024 were $20.9 million and $19.4 million, respectively.

Assets Held for Sale—On March 29, 2024, the Company sold land for net proceeds of $13.2 million, of which $12.4 million was received in the first quarter of 2024 and $0.8 million of non-refundable fees were received in 2023. The Company recognized a net pre-tax gain of $10.6 million related to the sale, of which $9.8 million was recorded during the year ended December 31, 2024 and $0.8 million was recognized during the year ended December 31, 2023. The net pre-tax gain was recorded in other operating (income) loss, net on the audited Consolidated Statements of Operations within the CM-CCM operating segment.

Property, Plant and Equipment, net—Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from 5 to 40 years for buildings, the lesser of 6 years or the lease term for leasehold improvements and from 3 to 13 years for machinery and equipment. Maintenance and repair costs are charged to expense as incurred. Major overhauls that extend the useful lives of existing assets are capitalized. When property, plant or equipment is retired or disposed, the costs and accumulated depreciation are eliminated and the resulting profit or loss is recognized in the results of operations.

The components of the Company’s property, plant and equipment, net at December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Land	$0.3	$0.3
Buildings	13.2	15.1
Machinery and equipment	58.1	56.0
	71.6	71.4
Less: Accumulated depreciation	(62.8)	(62.5)
Total	$8.8	$8.9

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

During the years ended December 31, 2025, 2024 and 2023, depreciation expense was $4.9 million, $6.4 million and $8.4 million, respectively.

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

Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software was $54.4 million, $53.8 million and $45.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Investments—The carrying value of the Company’s investments in equity securities was $6.3 million and $5.8 million at December 31, 2025 and 2024, respectively. The Company measures its equity securities that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to assess whether triggering events for impairment exist and to identify any observable price changes.

In the first quarter of 2023, the Company sold an investment in an equity security. As a result of the sale, for the year ended December 31, 2023, the Company received proceeds of $11.9 million, including $9.0 million of cash and common stock of the acquirer. In the second quarter of 2023, the Company sold another investment in an equity security and received proceeds of $1.0 million in cash during the year ended December 31, 2023. The sales resulted in a net realized gain of $7.0 million for the year ended December 31, 2023, which is included in investment and other loss (income), net on the audited Consolidated Statements of Operations within Corporate.

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

As of October 31, 2025, each of the reporting units with goodwill was reviewed for impairment using a quantitative assessment. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, there was no impairment. The Company’s assessment of goodwill impairment for the years ended December 31, 2024 and 2023 also resulted in no impairment.

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

Pension Plans—DFIN engages outside actuaries to assist in the determination of the obligations and costs under these plans, which were frozen to new participants effective December 31, 2011. The annual income and expense amounts relating to the pension plans are based on calculations which include various actuarial assumptions including mortality expectations, discount rates and expected long-term rates of return. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effects of modifications on the value of plan obligations and assets are recognized immediately within other comprehensive income (loss) and amortized into earnings over future periods. During the year ended December 31, 2025, the Company also remeasured plan obligations and assets as part of the Plan Settlement (as defined below). The Company believes that the assumptions utilized in recording and remeasuring its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors, see Note 7, Retirement Plans.

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

Accrued Liabilities—The components of the Company’s accrued liabilities at December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Contract liabilities	$58.5	$52.6
Accrued sales commissions	48.0	54.9
Accrued incentive compensation	25.2	27.9
Other employee-related liabilities	16.1	17.0
Pension and other postretirement benefits plans liabilities	2.1	14.0
Other	16.7	18.7
Accrued liabilities	$166.6	$185.1

Contract liabilities consists of deferred revenue and progress billings. Other employee-related liabilities consists primarily of employee benefit and payroll accruals. Other accrued liabilities primarily includes miscellaneous operating accruals, restructuring liabilities and multiemployer pension plans current liabilities.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires that an entity disclose consistent categories and greater disaggregation of information in the income tax rate reconciliation, income taxes paid disaggregated by jurisdiction, as well as other amendments that expand income tax disclosures. The Company adopted the standard on a prospective basis in the fourth quarter of 2025. See Note 9, Income Taxes, for further details.

Recently Issued Accounting Pronouncements

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient when developing reasonable and supportable forecasts as part of estimating expected credit losses that all entities may assume current conditions as of the balance sheet date do not change for the remaining life of the asset. Entities should apply the practical expedient prospectively. The standard is effective for fiscal years beginning after December 15, 2025, including interim reporting periods within those annual reporting periods. The Company expects that the adoption of the standard will not have a material impact on the Company’s audited Consolidated Financial Statements.

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

Revenue is recognized upon transfer of control of promised services or products to customers in an amount that reflects the consideration that the Company expects to be entitled in exchange for those services or products, which may include fixed consideration, variable consideration or a combination of the two. The Company’s services include software solutions and tech-enabled services whereas the Company’s products are comprised of print and distribution offerings. The Company’s arrangements with customers often include promises to transfer multiple services or products to a customer. Determining whether services and products are considered distinct performance obligations that should be accounted for separately requires significant judgment. Certain customer arrangements have multiple performance obligations as certain promises are both capable of being distinct and are distinct within the context of the contract. Other customer arrangements have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts, and therefore is not distinct.

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

The Company records deferred revenue when amounts are invoiced but the revenue recognition criteria are not yet met. Revenue is recognized when all criteria are subsequently met. Payment terms generally require the Company’s customers to pay within 30 days or less from the invoice date.

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

Incremental costs to obtain a contract, primarily commissions, are expensed as incurred when the amortization period of the asset is one year or less. Sales commissions for the initial year of a multi-year contract are capitalized and amortized on a straight-line basis over the initial term of the contract. Sales commissions beyond the initial year are subject to an employee service requirement and are not capitalized as they are not considered incremental costs to obtain a contract. Capitalized costs to obtain contracts were $5.1 million and $4.2 million as of December 31, 2025 and December 31, 2024, respectively, and are included in other noncurrent assets on the Company’s audited Consolidated Balance Sheets. Amortization expense related to the capitalized costs to obtain contracts was $2.8 million, $2.0 million and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in SG&A expenses on the Company’s audited Consolidated Statements of Operations.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Disaggregation of Revenue

The following tables disaggregate revenue between software solutions, tech-enabled services and print and distribution by reportable segment for the years ended December 31, 2025, 2024 and 2023:

	Software Solutions	Tech-enabled Services	Print and Distribution	Total
Year Ended December 31, 2025
Capital Markets - Software Solutions	$230.0	$—	$—	$230.0
Capital Markets - Compliance and Communications Management	—	231.6	64.6	296.2
Investment Companies - Software Solutions	128.4	—	—	128.4
Investment Companies - Compliance and Communications Management	—	66.7	45.7	112.4
Total	$358.4	$298.3	$110.3	$767.0

Year Ended December 31, 2024
Capital Markets - Software Solutions	$213.6	$—	$—	$213.6
Capital Markets - Compliance and Communications Management	—	250.0	71.7	321.7
Investment Companies - Software Solutions	116.1	—	—	116.1
Investment Companies - Compliance and Communications Management	—	70.8	59.7	130.5
Total	$329.7	$320.8	$131.4	$781.9

Year Ended December 31, 2023
Capital Markets - Software Solutions	$185.9	$—	$—	$185.9
Capital Markets - Compliance and Communications Management	—	264.9	90.5	355.4
Investment Companies - Software Solutions	106.8	—	—	106.8
Investment Companies - Compliance and Communications Management	—	72.0	77.1	149.1
Total	$292.7	$336.9	$167.6	$797.2

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

Contract assets were $18.3 million and $13.8 million at December 31, 2025 and 2024, respectively. Generally, the contract assets balance is impacted by the recognition of revenue, amounts invoiced to customers and changes in the level of constraint applied to variable consideration. Amounts recognized as revenue exceeded the estimates for performance obligations satisfied in previous periods by approximately $22 million and $24 million for the years ended December 31, 2025 and 2024, respectively, primarily due to changes in the Company’s estimate of variable consideration and the application of the constraint.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price and management’s assessment of realizable selling price. Unbilled receivables were $24.1 million at both December 31, 2025 and 2024. Unbilled receivables and contract assets are included in receivables, less allowances for expected losses on the audited Consolidated Balance Sheets.

Contract liabilities consist of deferred revenue and progress billings, the majority of which is included in accrued liabilities on the audited Consolidated Balance Sheets. Contract liabilities were $59.1 million and $52.9 million at December 31, 2025 and 2024, respectively. Contract liabilities increased during the period due to amounts invoiced for performance obligations before the revenue recognition criteria were met, which were partially offset by decreases due to revenue recognized in the period. The Company recognized $50.0 million and $40.0 million of revenue during the years ended December 31, 2025 and 2024, respectively, that was included in the deferred revenue balances at the beginning of the respective annual periods.

Most of the Company’s contracts with significant remaining performance obligations have an initial expected duration of one year or less. As of December 31, 2025, the future estimated revenue related to unsatisfied or partially satisfied performance obligations under contracts with an original contractual term in excess of one year was approximately $210 million, of which approximately 45% is expected to be recognized as revenue over the succeeding twelve months, and the remainder recognized thereafter.

Note 3. Disposition

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

Note 4. Goodwill

Goodwill balances by reportable segment were as follows:

	Gross book value at December 31, 2024	Accumulated impairment charges at December 31, 2024	Net book value at December 31, 2024	Foreign exchange adjustments	Net book value at December 31, 2025
Capital Markets - Software Solutions	$99.9	$—	$99.9	$0.1	$100.0
Capital Markets - Compliance and Communications Management	252.5	—	252.5	0.2	252.7
Investment Companies - Software Solutions	53.0	—	53.0	0.1	53.1
Investment Companies - Compliance and Communications Management	40.6	(40.6)	—	—	—
Total	$446.0	$(40.6)	$405.4	$0.4	$405.8

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

The Company has non-cancelable sublease rental arrangements which did not reduce the future maturities of the operating lease liabilities at December 31, 2025 and 2024. The Company’s future rental commitments for leases with subleases were approximately $1.4 million and $4.7 million for the years ended December 31, 2025 and 2024, respectively. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

The components of lease expense for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease expense:
Operating lease expense	$7.3	$9.8	$16.3
Sublease income	(3.6)	(4.4)	(4.2)
Net operating lease expense	$3.7	$5.4	$12.1

Finance lease expense:
Amortization of ROU assets	$2.1	$2.9	$2.4
Interest on lease liabilities	0.2	0.2	0.3
Total finance lease expense	$2.3	$3.1	$2.7

The Company’s finance leases as of December 31, 2025 and 2024 are presented on the Company’s audited Consolidated Balance Sheets as follows:

	December 31,
	2025	2024
Property, plant and equipment, net	$3.9	$2.9

Accrued liabilities	$0.9	$2.8
Other noncurrent liabilities	2.2	0.2
Total	$3.1	$3.0

Other information related to operating and finance leases for the years ended December 31, 2025, 2024 and 2023 and as of December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow information:
Cash paid related to operating leases	$10.1	$14.7	$17.5
Cash paid related to principal payments on finance leases	3.2	2.9	2.4

Non-cash disclosure:
Increase in operating lease liabilities due to new ROU assets	$0.2	$—	$0.5
(Decrease) increase in operating lease liabilities due to lease modifications and remeasurements	(0.9)	5.0	(3.2)
Increase in finance lease liabilities due to new ROU assets	2.9	0.9	2.5

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	December 31,
	2025	2024
Weighted-average remaining lease term:
Operating leases	2.0 years	1.9 years
Finance leases	3.8 years	1.9 years
Weighted-average discount rate:
Operating leases	7.1%	5.3%
Finance leases	6.6%	7.5%

As of December 31, 2025, future maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2026	$4.1	$0.9
2027	2.8	0.9
2028	0.7	0.8
2029	—	0.8
2030	—	—
2031 and thereafter	—	—
Total lease payments	7.6	3.4
Less: Interest	(0.4)	(0.3)
Present value of lease liabilities	$7.2	$3.1

The Company recorded a benefit of $1.6 million during the year ended December 31, 2025 related to the acceleration of rent expense associated with termination and modification of certain operating leases. The Company recorded a charge of $3.7 million for the acceleration of rent expense associated with abandoned leases during the year ended December 31, 2023. Accelerated rent (benefit) expense was recorded in either cost of sales or SG&A expenses on the Company’s audited Consolidated Statements of Operations, depending on the nature of the property.

Note 6. Restructuring, Impairment and Other Charges, net

Restructuring, Impairment and Other Charges, net recognized in Results of Operations

For the year ended December 31, 2025, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Impairment Charges	Other Charges	Total
Capital Markets - Software Solutions	$0.9	$—	$—	$0.9
Capital Markets - Compliance and Communications Management	2.7	3.9	0.1	6.7
Investment Companies - Software Solutions	1.3	—	—	1.3
Investment Companies - Compliance and Communications Management	0.7	—	0.1	0.8
Corporate	0.5	—	0.2	0.7
Total	$6.1	$3.9	$0.4	$10.4

For the year ended December 31, 2025, the Company recorded net restructuring charges of $6.1 million related to employee termination costs for approximately 90 employees, the majority of whom were terminated as of December 31, 2025. The restructuring actions were primarily related to the reorganization of certain capital markets and investment companies operations. For the year ended December 31, 2025, the Company also recorded $3.9 million of impairment charges related to certain software assets.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Restructuring Reserve – Employee Terminations

The Company’s employee terminations liability is included in accrued liabilities on the Company’s audited Consolidated Balance Sheets. Changes in the accrual for employee terminations during the years ended December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Balance, beginning of year	$1.8	$2.1
Restructuring charges, net	6.1	5.6
Cash paid	(5.7)	(5.8)
Other	—	(0.1)
Balance, end of year	$2.2	$1.8

Note 7. Retirement Plans

In August 2024, the Company executed an amendment to commence the process of terminating the Company’s primary defined benefit plan (the “Plan”). During the year ended December 31, 2025, the Company settled the Plan obligations through a combination of lump sum payments to certain Plan participants and the purchase of a non-participating irrevocable group annuity contract (the “Plan Settlement”). The Plan was funded in conformity with the applicable government regulations. In connection with the Plan Settlement, the Company made a $11.3 million, net cash contribution to fully fund the Plan.

As a result of the Plan Settlement, the Company remeasured the Plan’s assets and obligations and recognized a non-cash settlement charge of $82.8 million during the year ended December 31, 2025, due to the recognition of unrealized accumulated Plan losses previously reported within accumulated other comprehensive loss on the audited Consolidated Balance Sheets. The Plan Settlement was recorded within Corporate.

The Company’s remaining defined benefit plan is frozen. No new employees are permitted to enter the Company’s frozen plan and participants do not earn additional benefits. Benefits are generally based upon years of service and compensation.

The annual income or expense amounts relating to the pension plans are based on calculations, which include various actuarial assumptions including mortality expectations, discount rates and expected long-term rates of return. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs, such as the Plan Settlement) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the audited Consolidated Balance Sheets, but are amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive loss. During the year ended December 31, 2025, the Company used the Society of Actuaries Pri-2012 base rate mortality table and MP-2021 mortality improvement projection scale in the calculation of the Company’s U.S. pension plan obligations.

The pension plan obligations are calculated using generally accepted actuarial methods and are measured as of December 31. Actuarial gains and losses for frozen plans are amortized using the corridor method over the average remaining expected life of plan participants.

The Company made cash contributions of $13.0 million to its pension plans during the year ended December 31, 2025. The Company expects to make cash contributions of approximately $2.1 million to its remaining pension plan during the year ending December 31, 2026.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The components of net pension plan expense (income) for the years ended December 31, 2025, 2024 and 2023 are included in investment and other loss (income), net on the audited Consolidated Statements of Operations and were as follows:

	Year Ended December 31,
	2025	2024	2023
Interest cost	$8.0	$11.1	$11.7
Expected return on assets	(6.8)	(13.5)	(13.2)
Amortization, net	1.2	1.3	1.0
Net pension plan expense (income)	2.4	(1.1)	(0.5)
Pension plan settlement charge	82.8	—	—
Total pension plan expense (income)	$85.2	$(1.1)	$(0.5)

Weighted-average assumptions used to calculate total pension plan expense (income):
Discount rate	5.3%	5.0%	5.2%
Expected return on plan assets	5.3%	6.0%	5.8%

Reconciliation of Funded Status

	2025	2024
Benefit obligation at beginning of year	$225.6	$234.8
Interest cost	7.9	11.0
Actuarial loss (gain)	1.6	(3.5)
Benefits paid	(72.6)	(16.7)
Pension plan settlement	(137.8)	—
Benefit obligation at end of year (a)	$24.7	$225.6

Fair value of plan assets at beginning of year	$189.5	$199.5
Actual return on assets	8.4	4.9
Employer contributions	13.0	1.8
Benefits paid	(72.6)	(16.7)
Pension plan settlement	(137.8)	—
Other	(0.5)	—
Fair value of plan assets at end of year	$—	$189.5
Under funded status at end of year	$(24.7)	$(36.1)

(a)
As the Company’s defined benefit plans are frozen and participants do not earn additional service benefits, the projected benefit obligation and accumulated benefit obligation are the same.

The decrease in benefit obligation during the year ended December 31, 2025 was primarily due to the Plan Settlement.

The underfunded pension plans liabilities are presented on the Company’s audited Consolidated Balance Sheets as follows:

	December 31,
	2025	2024
Accrued liabilities	$(2.0)	$(13.9)
Pension and other postretirement benefits plans liabilities	(22.7)	(22.2)
Net liabilities	$(24.7)	$(36.1)

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The amounts included in accumulated other comprehensive loss on the audited Consolidated Balance Sheets, excluding tax effects, that have not been recognized as components of net periodic benefit cost at December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Accumulated other comprehensive loss:
Net actuarial loss	$(6.3)	$(90.3)

The pre-tax amounts recognized in other comprehensive income (loss) during the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Pension plan settlement charge	$82.8	$—	$—
Net actuarial (loss) gain	—	(4.9)	5.1
Amortization of net actuarial loss	1.2	1.2	1.0
Total recognized in other comprehensive income (loss)	$84.0	$(3.7)	$6.1

Actuarial gains and losses in excess of 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets were recognized as a component of net pension plan income over the average remaining service period of the plan’s active employees. As a result of the plan being frozen, the actuarial gains and losses are recognized as a component of total pension plan expense (income) over the average remaining expected life of plan participants.

The weighted average assumptions used to determine the benefit obligation at December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Discount rate	5.4%	5.3%
Interest crediting rate	4.8%	3.0%

Benefit payments are expected to be paid as follows:

2026	$2.1
2027	2.0
2028	2.0
2029	2.2
2030	1.9
2031-2035	9.0

Plan Assets

The Company had a risk management approach for its pension plan assets. The overall investment objective of this approach was to reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation. The expected long-term rate of return for plan assets was based upon many factors including asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums.

The fair values of the Company’s pension plan assets at December 31, 2024, by asset category, were as follows:

	December 31, 2024
	Total	Level 1	Level 2
Asset category:
Cash equivalents	$62.6	$—	$62.6
Fixed income	64.4	—	64.4
Assets measured at NAV	62.5	—	—
Total	$189.5	$—	$127.0

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The Company segregated its plan assets by the following major categories and levels for determining their fair value:

Cash equivalents—The Company invests in certain short-term investments which are valued using the amortized cost method. As such, these assets were classified as Level 2.

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

For Level 2 plan assets, management reviewed significant investments on a quarterly basis including investigation of unusual fluctuations in price or returns and obtaining an understanding of the pricing methodology to assess the reliability of third-party pricing estimates. The valuation methodologies described above may generate a fair value calculation that may not be indicative of net realizable value or future fair values. While the Company believes the methodologies used were appropriate, the use of different methodologies or assumptions in calculating fair value could result in different amounts.

Employer 401(k) Savings Plan

For the benefit of most of its U.S. employees, the Company maintains a defined contribution retirement savings plan (“401(k)”) that is intended to be qualified under Section 401(a) of the Internal Revenue Code. Under this plan, employees may contribute a percentage of eligible compensation on both a before-tax and after-tax basis and the Company provides a matching contribution of $0.50 for every dollar an employee contributes up to 6% of eligible compensation. The Company can also contribute a discretionary match, based on the Company’s performance. Expense for the Company’s 401(k) matching contributions was $4.9 million, $4.8 million and $5.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company’s MEPP liabilities as of December 31, 2025 and 2024 totaled $8.0 million and $9.0 million, respectively, including the Company’s share of LSC MEPP Liabilities.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 8. Commitments and Contingencies

As of December 31, 2025, the Company had noncancelable contractual commitments of approximately $55 million for outsourced services and other miscellaneous obligations, primarily relating to information technology, professional services, maintenance and other services.

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

Note 9. Income Taxes

Income taxes have been based on the following components of earnings before income taxes for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
U.S.	$23.4	$115.4	$95.7
Foreign	19.7	9.7	6.3
Earnings before income taxes	$43.1	$125.1	$102.0

The components of income tax expense for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Current:
U.S. Federal	$12.1	$28.0	$22.7
U.S. State and Local	4.8	11.5	9.4
Foreign	3.8	2.6	2.3
Current income tax expense	20.7	42.1	34.4

Deferred:
U.S. Federal	(6.5)	(8.8)	(11.5)
U.S. State and Local	(2.4)	(1.5)	(2.5)
Foreign	(1.1)	0.9	(0.6)
Deferred income tax (benefit) expense	(10.0)	(9.4)	(14.6)

Total income tax expense	$10.7	$32.7	$19.8

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following table outlines the reconciliation of differences between the U.S. Federal statutory tax rate and the Company’s worldwide effective income tax rate for the year ended December 31, 2025:

	Year Ended December 31,
	2025
	Amount	Percent
Federal statutory tax rate	$9.0	21.0%
State and local income taxes, net of U.S. federal income tax benefit (a)	1.9	4.3
Foreign tax effects:
United Kingdom:
Changes in valuation allowances	(1.4)	(3.2)
GloBE Model Rules top-up tax	0.5	1.3
Other	0.2	0.4
Luxembourg:
Changes in valuation allowances	(1.1)	(2.6)
France:
Changes in valuation allowances	(0.9)	(2.2)
Hong Kong:
Changes in valuation allowances	0.7	1.6
Other	(0.2)	(0.4)
Canada	0.5	1.1
Other foreign jurisdictions	0.3	0.7
Effect of cross-border tax laws:
Foreign-derived intangible income	(1.8)	(4.1)
Other	0.8	1.7
Tax credits:
Research and development credits	(2.1)	(4.8)
Non-taxable or non-deductible items:
Non-deductible compensation	4.4	10.3
Non-deductible meals and entertainment	0.6	1.4
Other	(0.4)	(1.0)
Changes in unrecognized tax benefits	(0.3)	(0.7)
Effective income tax rate	$10.7	24.8%

(a)
State taxes in New York and California made up the majority (greater than 50 percent) of the tax effect in this category.

The effective income tax rate was 24.8% for the year ended December 31, 2025 compared to 26.1% for the year ended December 31, 2024. The 2025 effective tax rate was impacted by non-deductible expenses, partially offset by a net decrease in valuation allowances and the benefit of research and development credits.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following table outlines the reconciliation of differences between the U.S. Federal statutory tax rate and the Company’s worldwide effective income tax rate for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Federal statutory tax rate	21.0%	21.0%
State and local income taxes, net of U.S. federal income tax benefit	6.0	5.7
Non-deductible expenses	1.3	0.7
Adjustment of uncertain tax positions and interest	0.9	0.7
Changes in valuation allowances	0.4	0.2
Foreign tax rate differential	0.4	0.5
Provision to return	0.1	(2.0)
Credits and incentives	(2.9)	(2.3)
Foreign-derived intangible income	(1.4)	(1.6)
Tax impact of loss on sale of a business	—	(3.6)
Other	0.3	0.1
Effective income tax rate	26.1%	19.4%

The effective income tax rate was 26.1% for the year ended December 31, 2024 compared to 19.4% for the year ended December 31, 2023. The 2024 effective tax rate was impacted by income tax credits, partially offset by non-deductible expenses.

The components of income taxes paid (net of refunds) for the year ended December 31, 2025 were as follows:

Year Ended December 31,
2025
U.S Federal	$12.4
State:
New York	3.5
Massachusetts	1.4
Other	5.5
State income taxes paid (net of refunds)	10.4
Foreign	1.8
Total cash paid for income taxes (net of refunds)	$24.6

Total cash paid for income taxes (net of refunds) for the years ended December 31, 2024 and 2023 were $40.8 million and $38.3 million, respectively.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Deferred Income Taxes

The deferred tax assets and liabilities at December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Deferred tax assets:
Capitalized research costs	$22.2	$26.4
Accrued liabilities and other reserves	12.9	14.8
Allowance for doubtful accounts	7.7	9.7
Pension and other postretirement benefits plans liabilities	6.8	9.9
Share-based compensation	5.5	5.7
Net operating losses and other tax carryforwards	5.1	6.8
Lease liabilities	1.7	3.8
Other	0.3	0.2
Total deferred tax assets	62.2	77.3
Valuation allowances	(3.0)	(5.5)
Total deferred tax assets	$59.2	$71.8

Deferred tax liabilities:
Goodwill and other intangible assets	$(7.8)	$(8.0)
Prepaid assets	(2.9)	(2.3)
Capitalized contract costs	(2.1)	(1.9)
Accelerated depreciation	(1.4)	(0.9)
Right-of-use assets	(1.0)	(1.9)
Other	(0.3)	(0.4)
Total deferred tax liabilities	(15.5)	(15.4)
Net deferred tax assets	$43.7	$56.4

Changes in the valuation allowances on deferred tax assets during the years ended December 31, 2025, 2024 and 2023 were as follows:

	December 31,
	2025	2024	2023
Balance, beginning of year	$5.5	$5.8	$5.4
(Benefit) expense, net	(2.8)	0.2	0.4
Write-offs and other	0.3	(0.5)	—
Balance, end of year	$3.0	$5.5	$5.8

As of December 31, 2025, the Company had domestic and foreign net operating loss and other tax carryforward deferred tax assets of approximately $5.1 million, of which $2.4 million expires between 2026 and 2045. Limitations on the utilization of these deferred tax assets may apply. The Company has provided valuation allowances to reduce the carrying value of certain deferred tax assets as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. In 2025, valuation allowances decreased as sustained profitability in specific jurisdictions provided sufficient positive evidence to outweigh historical cumulative losses.

Earnings generated by a foreign subsidiary are presumed to ultimately be transferred to the parent company. Therefore, the establishment of deferred taxes may be required with respect to the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries (also referred to as book-over-tax outside basis differences). A company may overcome this presumption and forgo recording a deferred tax liability in its financial statements if it can assert that management has the intent and ability to indefinitely reinvest the earnings of its foreign subsidiaries. As a result of the transition tax incurred pursuant to the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”), the Company has the ability to repatriate any previously taxed foreign cash associated with the foreign earnings subjected to U.S. tax to the U.S. parent with minimal additional tax consequences. Due to the changes under the Tax Act, the Company updated its assertion in 2018 related to indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S. with the exception of the previously taxed foreign earnings already subject to U.S. tax. The Company repatriated $14.0 million and $30.0 million of previously taxed earnings during 2025 and 2024, respectively. The Company did not make any repatriations in 2023.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Uncertain Tax Positions

Changes in the Company’s unrecognized tax benefits at December 31, 2025, 2024 and 2023 were as follows:

	December 31,
	2025	2024	2023
Balance, beginning of year	$4.1	$3.1	$2.5
Additions for tax positions of the current year	0.7	0.9	0.7
Settlements during the year	(0.6)	—	(0.1)
Releases	(0.5)	(0.2)	(0.4)
Additions for tax positions of prior years	—	0.3	0.4
Balance, end of year	$3.7	$4.1	$3.1

As of December 31, 2025, 2024 and 2023, the Company had unrecognized tax benefits of $3.7 million, $4.1 million and $3.1 million, respectively. Unrecognized tax benefits of $3.7 million as of December 31, 2025, if recognized, would have decreased income taxes and the corresponding effective income tax rate and increased net earnings. This potential impact on net earnings reflects the reduction of these unrecognized tax benefits, net of certain deferred tax assets and the federal tax benefit of state income tax items.

The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense. The total interest expense, net of tax benefits, related to tax uncertainties recognized on the audited Consolidated Statements of Operations was de minimis for the years ended December 31, 2025 and 2023 and $0.2 million for the year ended December 31, 2024. As of December 31, 2025 and 2024, the Company accrued $0.5 million and $0.6 million, respectively, of interest expense related to income tax uncertainties.

As of December 31, 2025, the Company has tax years from 2019 and thereafter that remain open and subject to examination by certain U.S. state taxing authorities and/or certain foreign tax jurisdictions. There are no U.S. federal income tax years prior to the period ending December 31, 2022 subject to IRS examination. All U.S. federal income tax years including and subsequent to the period ending December 31, 2022 remain open and subject to IRS examination.

Note 10. Debt

The Company’s debt as of December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
Term Loan A Facility	$110.7	$125.0
Borrowings under the Revolving Facility	61.0	—
Unamortized debt issuance costs	(0.4)	(0.3)
Total debt	171.3	124.7
Less: current portion of long-term debt	5.8	—
Long-term debt	$165.5	$124.7

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Term Loan A Facility—The Company used the proceeds of the Term Loan A Facility and the Revolving Facility to retire the full $125.0 million of the Company’s then-outstanding Delayed Draw Term Loan A Facility. Under the Amended and Restated Credit Agreement, the Term Loan A Facility bears interest at a rate equal to the sum of the Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 2.00% to 2.50% based on the Company’s Consolidated Net Leverage Ratio. The principal amount of the loans outstanding under the Term Loan A Facility is due and payable in equal quarterly installments of 1.25% of the original principal amount of the loans during the first three years after funding, beginning on June 30, 2025, and 2.50% of the original principal amount of the loans thereafter. Voluntary prepayments of the Term Loan A Facility are permitted at any time without premium or penalty. The entire unpaid principal amount of the loans will be due and payable in full on March 13, 2030. The fair value of the Term Loan A Facility and Delayed Draw Term Loan A Facility was $108.8 million and $125.0 million as of December 31, 2025 and 2024, respectively, and was determined to be Level 2 under the fair value hierarchy. The weighted-average interest rate on borrowings under the Term Loan A Facility and Delayed Draw Term Loan A Facility was 6.4% and 7.4% for the years ended December 31, 2025 and 2024, respectively.

Revolving Facility—As of December 31, 2025, there were $61.0 million of borrowings outstanding under the Revolving Facility. As of December 31, 2024, there were no borrowings outstanding under the Revolving Facility. The weighted-average interest rate on borrowings under the Revolving Facility was 6.6% and 7.8% for the years ended December 31, 2025 and 2024, respectively. The fair value of the Company’s borrowing under the Revolving Facility is classified as Level 2 under the fair value hierarchy and approximated its carrying value as of December 31, 2025, as the Revolving Facility carries a variable rate of interest reflecting current market rates.

As of December 31, 2025, the Company had $1.4 million in outstanding letters of credit and bank guarantees, all of which reduced the availability under the Revolving Facility. As of December 31, 2024, the Company had $1.6 million in outstanding letters of credit and bank guarantees, of which $1.0 million of the outstanding letters of credit reduced the availability under the Revolving Facility.

The following table summarizes interest expense, net on the audited Consolidated Statements of Operations:

	Year Ended December 31,
	2025	2024	2023
Interest incurred	$14.0	$15.1	$17.9
Interest income, net of loss on debt extinguishment	(1.1)	(2.2)	(2.1)
Interest expense, net	$12.9	$12.9	$15.8

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

The reconciliation of the numerator and denominator of the net earnings per basic and diluted share calculations for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Net earnings per share:
Basic	$1.18	$3.16	$2.81
Diluted	$1.15	$3.06	$2.69
Numerator:
Net earnings	$32.4	$92.4	$82.2
Denominator:
Weighted-average number of common shares outstanding	27.5	29.2	29.3
Dilutive awards	0.7	1.0	1.3
Diluted weighted-average number of common shares outstanding	28.2	30.2	30.6

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 12. Share-based Compensation

The Company’s share-based compensation plan under which it may grant future awards, the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan (as amended, the “2016 PIP”), was approved by the Board of Directors (the “Board”) and the Company’s stockholders and provides incentives to key employees of the Company. Awards under the 2016 PIP may include cash or stock bonuses, stock options, stock appreciation rights, restricted stock, PSUs, performance cash awards or RSUs. In addition, non-employee members of the Board may receive awards under the 2016 PIP. Increases to the shares of common stock available for issuance under the 2016 PIP requires stockholder approval. On May 13, 2021 and May 14, 2025, the Company’s stockholders voted and approved 3.4 million and 2.0 million of additional shares of common stock, respectively, for issuance under the 2016 PIP. At December 31, 2025, there were 3.5 million remaining shares of common stock reserved for future issuance under the 2016 PIP.

For share-based awards granted to employees and directors, including RSUs and PSUs, the Company recognizes compensation expense based on estimated grant date fair values as well as certain assumptions as of the grant date, if applicable. The Company estimates the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover within the employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. The Company recognizes compensation costs for RSUs expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. The Company recognizes compensation costs for PSUs, which cliff vest, on a straight-line basis over the performance period of the award.

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

Total share-based compensation expense was $31.4 million, $25.2 million and $22.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. The income tax benefit related to share-based compensation expense was $8.8 million, $10.4 million and $9.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, $35.1 million of total unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.6 years.

Stock Options

The Company did not grant stock options during the three years ended December 31, 2025. The weighted-average fair value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $6.69, $5.92 and $4.94, respectively. Stock option awards outstanding as of December 31, 2025 and 2024, and changes during the year ended December 31, 2025, were as follows:

	Shares Under Option (thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregated Intrinsic Value (millions)
Outstanding at December 31, 2024	312	$18.22	3.2	$13.9
Exercised	(94)	20.32	—	3.1
Outstanding at December 31, 2025	218	$17.31	2.4	$6.4
Vested and exercisable at December 31, 2025	218	$17.31	2.4	$6.4

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Restricted Stock Units

The fair value of RSUs was determined based on the Company’s stock price on the grant date. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2025, 2024 and 2023 was $48.31, $65.16 and $42.51, respectively. RSUs outstanding as of December 31, 2025 and 2024, and changes during the year ended December 31, 2025, were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2024	621	$47.62
Granted	339	48.31
Vested	(271)	45.67
Forfeited	(35)	51.44
Nonvested at December 31, 2025	654	$48.58

As of December 31, 2025, $16.8 million of unrecognized share-based compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.8 years.

Performance Share Units

The fair value of PSUs granted prior to 2024 was based on the Company's stock price on the grant date. The PSUs granted in 2024 and 2025 (the “2024/2025 PSUs”) include a market condition related to the performance of the Company’s stock price relative to a peer group, or relative total shareholder return (“TSR”) modifier, which can affect the number of shares ultimately issued to grantees at the end of the three-year performance period. The grant date fair value of the 2024/2025 PSUs was determined based on a Monte Carlo valuation model. The total potential payout for the 2024/2025 PSUs is payable upon the achievement of certain established performance targets and can also be impacted by the TSR modifier. The total potential payout for the 2025 PSUs ranges from zero to 750 thousand shares.

The weighted-average grant date fair value of PSUs granted during the years ended December 31, 2025, 2024 and 2023 was $46.48, $57.17 and $30.13, respectively. PSUs outstanding as of December 31, 2025 and 2024, and changes during the year ended December 31, 2025, were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2024	753	$47.20
Granted	387	46.48
Vested	(335)	30.84
Forfeited	(20)	30.84
Nonvested at December 31, 2025	785	$54.24

During 2025, 387 thousand PSUs were granted to certain executive officers and senior management, 300 thousand of which related to the 2025 performance grant and 87 thousand of which related to additional shares issued during the year ended December 31, 2025 due to the achievement of certain targets for the year ended December 31, 2024.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Year Granted	Performance / Service Period	Estimated or Actual Attainment	PSUs Outstanding as of December 31, 2025 (thousands)	Estimated PSU Attainment or Actual PSUs Earned (thousands)
2025 (a)	2025	61% (c) (f)	30	18
2025 (a)	2026	(d)	30	—
2025 (a)	2027	(d)	30	—
2025 (a)	2025-2027	100% (e) (f)	60	60
2025 (a)	2025-2027	100% (e) (f)	150	150
			300	228

2024 (a)	2024	66% (c) (f)	23	15
2024 (a)	2025	0% (c) (f)	23	—
2024 (a)	2026	(d)	23	—
2024 (a)	2024-2026	0% (f) (g)	45	—
2024 (a)	2024-2026	200% (f) (g)	112	224
			226	239

2023 (b)	2023	140% (c)	66	92
2023 (b)	2024	94% (c)	64	60
2023 (b)	2025	141% (c)	64	90
2023 (b)	2023-2025	132% (c)	65	86
			259	328

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

As of December 31, 2025, $18.3 million of unrecognized share-based compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.5 years.

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

Common Stock Repurchases

On November 14, 2023, the Board authorized the repurchase of up to $150 million of the Company’s outstanding common stock commencing on January 1, 2024, with an expiration date of December 31, 2025. On May 15, 2025, the Board authorized the repurchase of up to $150 million of the Company’s outstanding common stock commencing on May 16, 2025, with an expiration date of December 31, 2026. This new share repurchase program replaced the previous $150 million program. As of December 31, 2025, the remaining authorized amount was $53.8 million.

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

The Company’s stock repurchases, excluding associated excise taxes, for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Common stock repurchases	$172.3	$58.7	$22.6
Number of shares repurchased	3,562,928	947,288	469,365
Average price paid per share	$48.36	$61.97	$48.20

Note 14. Comprehensive Income

The components of other comprehensive income (loss) and income tax expense (benefit) allocated to each component for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025			2024			2023
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$1.2	$—	$1.2	$(1.3)	$—	$(1.3)	$1.1	$—	$1.1
Pension plan settlement charge	82.8	22.5	60.3	—	—	—	—	—	—
Adjustment for net periodic pension and other postretirement benefits plans	1.2	0.4	0.8	(3.6)	(0.9)	(2.7)	5.8	1.6	4.2
Other comprehensive income (loss)	$85.2	$22.9	$62.3	$(4.9)	$(0.9)	$(4.0)	$6.9	$1.6	$5.3

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following table summarizes changes in accumulated other comprehensive loss by component for the years ended December 31, 2025, 2024 and 2023:

	Pension and Other Postretirement Benefits Plans	Translation Adjustments	Total
Balance at December 31, 2022	$(67.9)	$(15.3)	$(83.2)
Other comprehensive income before reclassifications	—	1.1	1.1
Reclassifications:
Amortization of net actuarial loss (a)	4.5	—	4.5
Less: Income tax	0.3	—	0.3
Reclassifications, net of tax	4.2	—	4.2
Net change in accumulated other comprehensive loss	4.2	1.1	5.3
Balance at December 31, 2023	$(63.7)	$(14.2)	$(77.9)
Other comprehensive loss before reclassifications	(3.6)	(1.6)	(5.2)
Reclassifications:
Amortization of net actuarial loss (a)	1.3	—	1.3
Reclassification of translation adjustment	—	0.5	0.5
Less: Income tax	0.4	0.2	0.6
Reclassifications, net of tax	0.9	0.3	1.2
Net change in accumulated other comprehensive loss	(2.7)	(1.3)	(4.0)
Balance at December 31, 2024	$(66.4)	$(15.5)	$(81.9)
Other comprehensive income before reclassifications	(1.0)	1.2	0.2
Reclassifications:
Pension plan settlement charge (b)	82.8	—	82.8
Pension plan remeasurement (b)	1.0	—	1.0
Amortization of net actuarial loss (a)	1.2	—	1.2
Less: Income tax	22.9	—	22.9
Reclassifications, net of tax	62.1	—	62.1
Net change in accumulated other comprehensive loss	61.1	1.2	62.3
Balance at December 31, 2025	$(5.3)	$(14.3)	$(19.6)

(a)
These accumulated other comprehensive loss components are included in the calculation of net periodic pension and other postretirement benefits plans expense (income) recognized in investment and other loss (income), net, on the audited Consolidated Statements of Operations (see Note 7, Retirement Plans).
(b)
As a result of the Plan Settlement, the Company remeasured the Plan’s assets and obligations and recorded a $1.0 million remeasurement to accumulated other comprehensive loss on the audited Consolidated Balance Sheets. The Company then recognized a non-cash settlement charge of $82.8 million during the year ended December 31, 2025, due to the recognition of unrealized accumulated Plan losses previously reported within accumulated other comprehensive loss on the audited Consolidated Balance Sheets (see Note 7, Retirement Plans). The related tax effects associated with the Plan Settlement are included in income tax expense on the Company’s audited Consolidated Statements of Operations.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 15. Segment Information

The Company operates its business through four operating and reportable segments: Capital Markets – Software Solutions, Capital Markets – Compliance and Communications Management, Investment Companies – Software Solutions and Investment Companies – Compliance and Communications Management. Corporate is not an operating segment and consists primarily of unallocated SG&A activities and associated expenses including, in part, executive, legal, finance and certain facility costs. In addition, certain expenses and income of employee benefits plans, such as pension plans expense (income) as well as share-based compensation expense, are included in Corporate and not allocated to the operating segments.

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

Investment Companies

The Company provides software solutions, tech-enabled services and print and distribution solutions to its investment companies clients, which are primarily mutual fund companies, alternative investment companies, insurance companies and third-party fund administrators, that are subject to the filing and reporting requirements of the Investment Company Act, as well as European and Canadian regulations. The Company’s suite of solutions enables its investment companies clients to comply with applicable ongoing SEC regulations, as well as to create, manage and deliver accurate and timely financial communications to investors and regulators. Investment companies clients leverage the Company’s proprietary technology, deep industry expertise and experience to successfully navigate the SEC’s specified file formats when submitting compliance documents through the SEC’s EDGAR system. The Company’s operating segments associated with its investment companies services and products offerings are as follows:

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Information by Segment

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM regularly reviews segment net sales and Segment Adjusted EBITDA to assess segment performance and to decide how to allocate resources. Segment Adjusted EBITDA is reviewed to monitor budget versus actual results, analyze historical trends in assessing performance and identify actions required to improve profitability. Segment Adjusted EBITDA is defined as earnings before interest expense, net, income tax expense, depreciation and amortization and adjusted to exclude the impact of certain costs, expenses, gains, losses and other items, as reflected in the Reconciliation of total Segment Adjusted EBITDA sections below, which management believes are not indicative of ongoing operations and segment performance. As the CODM does not review segment assets to evaluate segment performance, segment assets are not disclosed.

The following tables include selected financial data for the Company’s reportable segments for the years ended December 31, 2025, 2024 and 2023:

	Capital Markets - Software Solutions	Capital Markets - Compliance and Communications Management	Investment Companies - Software Solutions	Investment Companies - Compliance and Communications Management	Total
Year Ended December 31, 2025
Net sales	$230.0	$296.2	$128.4	$112.4	$767.0
Less:
Cost of sales (a)	58.2	111.4	53.1	57.9
SG&A expenses (a)	96.7	70.9	24.9	15.0
Other segment items (a)	0.1	0.1	0.1	(0.1)
Segment Adjusted EBITDA	$75.0	$113.8	$50.3	$39.6	$278.7
Reconciliation of total segment Adjusted EBITDA
Corporate (b)					(38.9)
Restructuring, impairment and other charges, net					(10.4)
Share-based compensation expense					(31.4)
Pension plan settlement charge					(82.8)
Accelerated rent benefit					1.6
Gain on sale of long-lived assets					0.5
Non-income tax, net					0.3
Gain on investments in equity securities					0.1
Depreciation and amortization					(59.3)
Interest expense, net					(12.9)
Investment and other loss, net					(2.4)
Earnings before income taxes					$43.1

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the audited Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Year Ended December 31,
	2025	2024	2023
Depreciation and amortization
Capital Markets - Software Solutions	$30.1	$27.6	$29.8
Capital Markets - Compliance and Communications Management	6.2	9.8	8.0
Investment Companies - Software Solutions	19.1	18.2	14.2
Investment Companies - Compliance and Communications Management	3.9	4.5	4.6
Total operating segments	59.3	60.1	56.6
Corporate	—	0.1	0.1
Total	$59.3	$60.2	$56.7

Capital expenditures
Capital Markets - Software Solutions	$28.6	$32.5	$31.5
Capital Markets - Compliance and Communications Management	8.4	7.7	7.4
Investment Companies - Software Solutions	16.4	21.1	18.8
Investment Companies - Compliance and Communications Management	2.1	2.7	1.8
Total operating segments	55.5	64.0	59.5
Corporate	1.6	1.9	2.3
Total	$57.1	$65.9	$61.8

Note 16. Geographic Area Information

The Company’s net sales and long-lived assets by geographic region for the years ended December 31, 2025, 2024 and 2023 were as follows:

	U.S.	Europe	Canada	Asia	Other	Consolidated
Year Ended December 31, 2025
Net sales	$684.8	$29.5	$26.1	$24.7	$1.9	$767.0
Long-lived assets (a)	134.6	0.2	0.2	4.5	—	139.5

Year Ended December 31, 2024
Net sales	$699.2	$28.7	$26.6	$25.6	$1.8	$781.9
Long-lived assets (a)	140.6	0.2	0.2	6.3	—	147.3

Year Ended December 31, 2023
Net sales	$698.1	$31.0	$29.6	$36.6	$1.9	$797.2
Long-lived assets (a)	140.9	0.9	0.4	4.6	—	146.8

(a)
Includes property, plant and equipment, net; software, net; operating lease right-of-use assets and other noncurrent assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Donnelley Financial Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Donnelley Financial Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2025, and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue - Unbilled Receivables and Contract Assets — Refer to Note 2 to the financial statements

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

Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price by service or product and management’s assessment of realizable selling price. The Company’s unbilled receivables balance and contract asset balance were $24.1 million and $18.3 million, respectively, as of December 31, 2025.

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
•
We evaluated management’s estimation process by performing the following:
o
For unbilled receivables as of December 31, 2024, we compared the related revenue billed subsequently throughout 2025 to the estimate recorded.
o
For contract assets as of December 31, 2024, we compared the related revenue billed subsequently throughout 2025 to the estimate recorded.
o
Investigated trends to assist in evaluating management’s estimation process for unbilled receivables and contract assets (and the related unbilled revenue).
•
We selected a sample of both unbilled receivables and contract assets, and performed the following:
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

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 17, 2026

We have served as the Company’s auditor since 2015.

UNAUDITED INTERIM FINANCIAL INFORMATION

(In millions, except per share data)

For the Year Ended December 31, 2025

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$201.1	$218.1	$175.3	$172.5	$767.0
Income from operations	45.8	52.8	28.2	14.3	141.1
Net earnings (loss)	31.0	36.1	(40.9)	6.2	32.4
Net earnings (loss) per share:
Basic	1.08	1.30	(1.49)	0.24	1.18
Diluted	1.05	1.28	(1.49)	0.23	1.15
Weighted-average number of common shares outstanding:
Basic	28.7	27.7	27.4	26.3	27.5
Diluted	29.5	28.2	27.4	27.0	28.2

Includes the following items:

	Pre-tax					After-tax
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Share-based compensation expense	$6.0	$7.5	$6.8	$11.1	$31.4	$3.8	$5.4	$4.8	$8.6	$22.6
Restructuring, impairment and other charges, net	2.9	1.0	0.9	5.6	10.4	2.1	0.8	0.7	4.2	7.8
Pension plan settlement charge	—	—	82.8	—	82.8	—	—	60.3	—	60.3
Loss on debt extinguishment	0.2	—	—	—	0.2	0.1	—	—	—	0.1
Accelerated rent benefit	—	—	(1.6)	—	(1.6)	—	—	(1.2)	—	(1.2)
Gain on sale of long-lived assets	(0.5)	—	—	—	(0.5)	(0.4)	—	—	—	(0.4)
Non-income tax, net	(0.1)	(0.1)	—	(0.1)	(0.3)	—	(0.1)	—	(0.1)	(0.2)
Gain on investments in equity securities	—	(0.1)	—	—	(0.1)	—	(0.1)	—	—	(0.1)

INDEX TO EXHIBITS

3.1

Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Donnelley Financial Solutions, Inc., as filed on May 19, 2023 with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 19, 2023)

3.3

Amended and Restated By-laws of Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 14, 2023, filed on November 16, 2023)

4.1

Indenture, dated as of September 30, 2016, among Donnelley Financial Solutions, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)

4.2

Description of the Donnelley Financial Solutions, Inc. Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated December 31, 2019, filed on February 26, 2020)

10.1

Amended and Restated Credit Agreement, dated as of March 13, 2025, by and among Donnelley Financial Solutions, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 13, 2025, filed on March 14, 2025)

10.2

2016 Donnelley Financial Solutions, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.3

Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2017, filed on May 23, 2017)*

10.4

Amendment to the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan dated April 17, 2019 (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A (file No. 001-37728) filed on April 22, 2019)*

10.5

Amendment to Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan dated June 27, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 10-Q dated June 30, 2019, filed on August 1, 2019)*

10.6

Amendment to Amended and Restated Donnelley Financial Solutions, Inc. 2026 Performance Incentive Plan date March 22, 2021 (incorporate herein by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A (file No. 001-37728) filed on March 29, 2021)*

10.7

Amendment to Amended and Restated Donnelley Financial Solutions, Inc. 2026 Performance Incentive Plan date March 24, 2025 (incorporate herein by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A (file No. 001-37728) filed on April 2, 2025)*

10.8

Donnelley Financial Solutions, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 2021, filed on February 22, 2022)*

10.9

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to R.R Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.10

Donnelley Financial Solutions, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.11

Donnelley Financial Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

10.12

Donnelley Financial Solutions, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 15, 2020, filed on July 20, 2020)*

10.13

Donnelley Financial Solutions, Inc. Amended and Restated Executive Severance Plan, as amended and restated, effective as of October 27, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2025, filed on October 29, 2025)*

10.14

Letter Agreement to Employment Agreement, dated as of April 20, 2018, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 10, 2018, filed on April 16, 2018)*

10.15

Amended and Restated Employment Agreement, dated as of July 13, 2017, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 13, 2017, filed on July 14, 2017)*

10.16

Amendment dated as of July 15, 2020 to Amended and Restated Employment Agreement dated as of July 13, 2017 between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 15, 2020, filed on July 20, 2020)*

10.17

Letter Agreement, dated as of October 27, 2025, to Amended and Restated Employment Agreement, dated as of July 13, 2017, between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2025, filed on October 29, 2025)*

10.18

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between Donnelley Financial Solutions, Inc., R. R. Donnelley & Sons Company and David A. Gardella (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 30, 2016, filed on October 3, 2016)*

10.19

Waiver of Severance Benefits, dated as of June 1, 2017, by and between David A. Gardella and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 30, 2017, filed on June 5, 2017)*

10.20

Employment Agreement, dated as of March 21, 2016, between R. R. Donnelley & Sons Company and Craig Clay (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated December 31, 2021, filed on February 22, 2022)*

10.21

Waiver of Severance Benefits, dated as of June 16, 2017, by and between Craig Clay and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated December 31, 2021, filed February 22, 2022)*

10.22

Employment Agreement, dated as of June 9, 2010, between R. R. Donnelley & Sons Company and Eric Johnson (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated December 31, 2021, filed February 22, 2022)*

10.23

Waiver of Severance Benefits, dated as of June 19, 2017, by and between Eric Johnson and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated December 31, 2021, filed February 22, 2022)*

10.24	Donnelley Financial Solutions Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 2, 2018, filed on March 13, 2018)*

10.25	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated December 31, 2017, filed on February 28, 2018)*

10.26	Form of Performance Share Unit Award Agreement (for 2019) (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2019, filed on May 2, 2019)*

10.27

Form of Performance Share Unit Award Agreement (2026), effective as of October 27, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2025, filed on October 29, 2025)*

10.28	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.29	Form of Restricted Stock Unit Award (2021) (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K dated December 31, 2020, filed on February 25, 2021)*

10.30

Form of Restricted Stock Unit Award Agreement (2026), effective as of October 27, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2025, filed on October 29, 2025)*

10.31	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2017, filed on May 4, 2017)*

10.32	Form of Performance Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2020, filed on March 6, 2020)*

10.33

Form of Performance Restricted Stock Unit Award Agreement (2021) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K dated December 31, 2020, filed on February 25, 2021)*

10.34

Form of Director Restricted Stock Unit Award (deferral election) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K dated December 31, 2021, filed on February 22, 2022)*

10.35	Form of Director Restricted Stock Unit Award (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated December 31, 2016, filed on February 28, 2017)*

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

10.38

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

10.40

Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 converted from R.R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.23 to the R.R. Donnelley & Sons Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.41	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2016, filed on November 9, 2016)

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL and contained in Exhibit 101

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of February 2026.

DONNELLEY FINANCIAL SOLUTIONS, INC.

By:	/ S / DAVID A. GARDELLA
David A. Gardella Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 17th day of February 2026.

Signature and Title	Signature and Title

/ S / DANIEL N. LEIB	/ S / AYMAN SAYED
Daniel N. Leib President and Chief Executive Officer, Director (Principal Executive Officer)	Ayman Sayed Director

/ S / DAVID A. GARDELLA	/ S / JULIET S. ELLIS
David A. Gardella Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Juliet S. Ellis Director

/ S / KAMI S. TURNER	/ S / GARY G. GREENFIELD
Kami S. Turner Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	Gary G. Greenfield Director

/ S / RICHARD L. CRANDALL	/ S / LOIS M. MARTIN
Richard L. Crandall Chairman of the Board, Director	Lois M. Martin Director

/ S / LUIS A. AGUILAR	/ S / CHANDAR PATTABHIRAM
Luis A. Aguilar Director	Chandar Pattabhiram Director