Form 10-Q
period 2026-03-31
Donnelley Financial Solutions, Inc.
filed 2026-05-05
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

As of May 1, 2026, 24,982,375 shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

Forward-looking statements are not guarantees of future performance. These forward-looking statements are subject to a number of important factors, including those factors discussed in detail in Part I, Item 1A. Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 17, 2026 (the “Annual Report”), in addition to those discussed elsewhere in this Quarterly Report, that could cause the Company’s actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

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
•
the effect of economic and political conditions, including global health crises, geopolitical unrest or instability and government shutdowns, on a regional, national or international basis.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Operations

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Net sales
Software solutions	$91.7	$84.6
Tech-enabled services	70.1	76.5
Print and distribution	43.7	40.0
Total net sales	205.5	201.1
Cost of sales (a)
Software solutions	27.6	27.6
Tech-enabled services	26.8	27.3
Print and distribution	19.5	18.1
Total cost of sales	73.9	73.0
Selling, general and administrative expenses (a)	67.4	65.8
Depreciation and amortization	15.0	14.1
Restructuring, impairment and other charges, net	0.7	2.9
Other operating income, net	—	(0.5)
Income from operations	48.5	45.8
Interest expense, net	2.8	3.1
Investment and other loss, net	0.3	0.5
Earnings before income taxes	45.4	42.2
Income tax expense	11.9	11.2
Net earnings	$33.5	$31.0

Net earnings per share:
Basic	$1.30	$1.08
Diluted	$1.27	$1.05
Weighted average number of common shares outstanding:
Basic	25.7	28.7
Diluted	26.3	29.5

(a)
Exclusive of depreciation and amortization

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Net earnings	$33.5	$31.0

Other comprehensive (loss) income, net of tax:
Translation adjustments	(0.5)	0.3
Adjustment for net periodic pension and other postretirement benefits plans	0.1	0.3
Other comprehensive (loss) income, net of tax	(0.4)	0.6
Comprehensive income	$33.1	$31.6

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Balance Sheets

(in millions, except per share data)

(UNAUDITED)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$26.1	$24.5
Receivables, less allowances for expected losses of $20.7 in 2026 (2025 - $20.9)	201.9	143.0
Prepaid expenses and other current assets	33.1	43.9
Total current assets	261.1	211.4
Property, plant and equipment, net	7.7	8.8
Operating lease right-of-use assets	5.9	7.6
Software, net	89.0	92.9
Goodwill	405.6	405.8
Deferred income taxes, net	41.1	43.7
Other noncurrent assets	30.4	30.2
Total assets	$840.8	$800.4
LIABILITIES
Accounts payable	$35.1	$23.7
Current portion of long-term debt	5.8	5.8
Operating lease liabilities	3.0	3.9
Accrued liabilities	141.7	166.6
Total current liabilities	185.6	200.0
Long-term debt	224.1	165.5
Deferred compensation liabilities	12.3	12.5
Pension and other postretirement benefits plans liabilities	23.6	23.8
Noncurrent operating lease liabilities	2.8	3.3
Other noncurrent liabilities	15.7	16.1
Total liabilities	464.1	421.2
Commitments and Contingencies (Note 7)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and outstanding: 40.2 shares and 25.4 shares in 2026 (2025 - 39.6 shares and 25.6 shares)	0.4	0.4
Treasury stock, at cost: 14.8 shares in 2026 (2025 - 14.0 shares)	(572.3)	(530.3)
Additional paid-in capital	374.2	367.8
Retained earnings	594.4	560.9
Accumulated other comprehensive loss	(20.0)	(19.6)
Total equity	376.7	379.2
Total liabilities and equity	$840.8	$800.4

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Cash Flows

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net earnings	$33.5	$31.0
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	15.0	14.1
Provision for expected losses on accounts receivable	2.7	1.8
Share-based compensation expense	6.4	6.0
Deferred income taxes	2.5	(0.5)
Amortization of operating lease right-of-use assets	1.7	1.7
Other	0.2	0.7
Changes in operating assets and liabilities:
Receivables, net	(61.8)	(61.8)
Prepaid expenses and other current assets	3.8	1.6
Accounts payable	11.7	9.1
Income taxes payable and receivable	6.7	8.6
Accrued liabilities and other	(26.0)	(46.8)
Operating lease liabilities	(1.6)	(2.7)
Pension and other postretirement benefits plans contributions	(0.4)	(0.5)
Net cash used in operating activities	(5.6)	(37.7)
INVESTING ACTIVITIES
Capital expenditures	(10.4)	(13.3)
Other investing activities	0.1	—
Net cash used in investing activities	(10.3)	(13.3)
FINANCING ACTIVITIES
Revolving facility borrowings	85.5	143.5
Payments on revolving facility borrowings	(25.5)	(68.5)
Payments on long-term debt	(1.4)	(125.0)
Proceeds from issuance of long-term debt	—	115.0
Debt issuance costs	—	(2.2)
Treasury share repurchases	(40.9)	(53.0)
Cash received for common stock issuances	—	0.6
Finance lease payments	(0.2)	(0.9)
Net cash provided by financing activities	17.5	9.5
Effect of exchange rate on cash and cash equivalents	—	0.4
Net increase (decrease) in cash and cash equivalents	1.6	(41.1)
Cash and cash equivalents at beginning of year	24.5	57.3
Cash and cash equivalents at end of period	$26.1	$16.2
Supplemental cash flow information:
Income taxes paid, net of refunds	$2.5	$3.0
Interest paid	$3.2	$1.9
Non-cash investing activities:
Capitalized software included in accounts payable	$5.0	$0.5

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	39.6	$0.4	14.0	$(530.3)	$367.8	$560.9	$(19.6)	$379.2
Net earnings	—	—	—	—	—	33.5	—	33.5
Other comprehensive loss	—	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation expense	—	—	—	—	6.4	—	—	6.4
Common stock repurchases	—	—	0.6	(28.4)	—	—	—	(28.4)
Issuance of share-based awards, net of withholdings and other	0.6	—	0.2	(13.6)	—	—	—	(13.6)
Balance at March 31, 2026	40.2	$0.4	14.8	$(572.3)	$374.2	$594.4	$(20.0)	$376.7

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	38.9	$0.4	10.2	$(344.1)	$333.2	$528.5	$(81.9)	$436.1
Net earnings	—	—	—	—	—	31.0	—	31.0
Other comprehensive income	—	—	—	—	—	—	0.6	0.6
Share-based compensation expense	—	—	—	—	6.0	—	—	6.0
Common stock repurchases	—	—	0.8	(42.1)	—	—	—	(42.1)
Issuance of share-based awards, net of withholdings and other	0.6	—	0.3	(12.2)	0.5	—	—	(11.7)
Balance at March 31, 2025	39.5	$0.4	11.3	$(398.4)	$339.7	$559.5	$(81.3)	$419.9

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Allowances for Expected Losses—Transactions affecting the current expected credit loss (“CECL”) reserve during the three months ended March 31, 2026 and 2025 were as follows:

	March 31,
	2026	2025
Balance, beginning of year	$20.9	$25.0
Provisions charged to expense	2.7	1.8
Write-offs and other	(2.9)	(1.5)
Balance, end of period	$20.7	$25.3

The components of the CECL reserve balance at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Provision for accounts receivable	$20.0	$20.5
Provision for unbilled receivables and contract assets	0.7	0.4
Total	$20.7	$20.9

Property, Plant and Equipment, net—The components of the Company’s property, plant and equipment, net at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Land	$0.3	$0.3
Buildings	12.7	13.2
Machinery and equipment	49.7	58.1
	62.7	71.6
Less: Accumulated depreciation	(55.0)	(62.8)
Total	$7.7	$8.8

Depreciation expense was $1.2 million for both the three months ended March 31, 2026 and 2025.

Software, net—Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software was $13.8 million and $12.9 million for the three months ended March 31, 2026 and 2025, respectively.

Investments—The carrying value of the Company’s investments in equity securities was $6.3 million at both March 31, 2026 and December 31, 2025. The Company measures its equity securities that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient when developing reasonable and supportable forecasts as part of estimating expected credit losses that all entities may assume current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company adopted the standard prospectively in the first quarter of 2026 and elected to utilize the practical expedient upon adoption. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Disaggregation of Revenue

The following table disaggregates revenue between software solutions, tech-enabled services and print and distribution by reportable segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026				2025
	Software Solutions	Tech-enabled Services	Print and Distribution	Total	Software Solutions	Tech-enabled Services	Print and Distribution	Total
Capital Markets - Software Solutions	$58.6	$—	$—	$58.6	$51.9	$—	$—	$51.9
Capital Markets - Compliance and Communications Management	—	53.3	29.5	82.8	—	59.8	24.1	83.9
Investment Companies - Software Solutions	33.1	—	—	33.1	32.7	—	—	32.7
Investment Companies - Compliance and Communications Management	—	16.8	14.2	31.0	—	16.7	15.9	32.6
Total net sales	$91.7	$70.1	$43.7	$205.5	$84.6	$76.5	$40.0	$201.1

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

Contract assets were $28.8 million and $18.3 million at March 31, 2026 and December 31, 2025, respectively. Generally, the contract assets balance is impacted by the recognition of revenue, amounts invoiced to customers and changes in the constraint applied to variable consideration. Amounts recognized as revenue exceeded the estimates for performance obligations satisfied in previous periods by approximately $8 million and $12 million for the three months ended March 31, 2026 and 2025, respectively, primarily due to changes in the Company’s estimate of variable consideration and the application of the constraint.

Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price and management’s assessment of realizable selling price. Unbilled receivables were $44.4 million and $24.1 million at March 31, 2026 and December 31, 2025, respectively. Unbilled receivables and contract assets are included in receivables, less allowances for expected losses on the Unaudited Condensed Consolidated Balance Sheets.

Contract liabilities consist of deferred revenue and progress billings, the majority of which is included in accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. Contract liabilities were $71.9 million and $59.1 million at March 31, 2026 and December 31, 2025, respectively. Contract liabilities increased during the period due to amounts invoiced for performance obligations before the revenue recognition criteria were met, which were partially offset by decreases due to revenue recognized in the period. The Company recognized $23.9 million and $21.0 million of revenue during the three months ended March 31, 2026 and 2025, respectively, that was included in the deferred revenue balances at the beginning of the respective annual periods.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Most of the Company’s contracts with significant remaining performance obligations have an initial expected duration of one year or less. As of March 31, 2026, the future estimated revenue related to unsatisfied or partially satisfied performance obligations under contracts with an original contractual term in excess of one year was approximately $225 million, of which approximately 45% is expected to be recognized as revenue over the succeeding twelve months, and the remainder recognized thereafter.

Note 3. Goodwill

Goodwill balances by reportable segment were as follows:

	Gross book value at December 31, 2025	Accumulated impairment charges at December 31, 2025	Net book value at December 31, 2025	Foreign exchange adjustments	Net book value at March 31, 2026
Capital Markets - Software Solutions	$100.0	$—	$100.0	$(0.1)	$99.9
Capital Markets - Compliance and Communications Management	252.7	—	252.7	—	252.7
Investment Companies - Software Solutions	53.1	—	53.1	(0.1)	53.0
Investment Companies - Compliance and Communications Management	40.6	(40.6)	—	—	—
Total	$446.4	$(40.6)	$405.8	$(0.2)	$405.6

Note 4. Leases

The Company has operating leases for certain service centers, office space and equipment. Cash paid for operating leases was $1.7 million and $2.9 million for the three months ended March 31, 2026 and 2025, respectively.

The components of lease expense for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease expense:
Operating lease expense	$1.8	$1.9
Sublease income	(0.9)	(0.9)
Net operating lease expense	$0.9	$1.0

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the three months ended March 31, 2026 and 2025, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Other Charges	Total
Three Months Ended March 31, 2026
Capital Markets - Software Solutions	$0.1	$—	$0.1
Capital Markets - Compliance and Communications Management	0.2	—	0.2
Investment Companies - Software Solutions	0.1	—	0.1
Investment Companies - Compliance and Communications Management	0.1	—	0.1
Corporate	0.1	0.1	0.2
Total	$0.6	$0.1	$0.7

	Employee Terminations	Other Charges	Total
Three Months Ended March 31, 2025
Capital Markets - Software Solutions	$0.6	$—	$0.6
Capital Markets - Compliance and Communications Management	1.4	0.1	1.5
Investment Companies - Software Solutions	0.4	—	0.4
Investment Companies - Compliance and Communications Management	0.1	—	0.1
Corporate	0.3	—	0.3
Total	$2.8	$0.1	$2.9

For the three months ended March 31, 2025, the Company recorded restructuring charges of $2.8 million related to employee termination costs for approximately 40 employees, primarily related to the reorganization of certain capital markets operations. All affected employees were terminated as of December 31, 2025.

Restructuring Reserve – Employee Terminations

The Company’s employee terminations liability is included in accrued liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. Changes in the accrual for employee terminations during the three months ended March 31, 2026 were as follows:

Employee Terminations
Balance at December 31, 2025	$2.2
Restructuring charges, net	0.6
Cash paid	(1.4)
Balance at March 31, 2026	$1.4

Note 6. Retirement Plans

In 2025, the Company settled its primary defined benefit plan, as further disclosed in the Annual Report. The components of net pension plan expense for the three months ended March 31, 2026 and 2025 are included in investment and other loss, net on the Unaudited Condensed Consolidated Statements of Operations and were as follows:

	Three Months Ended March 31,
	2026	2025
Interest cost	$0.3	$2.6
Expected return on assets	—	(2.5)
Amortization, net	0.1	0.4
Net pension plan expense	$0.4	$0.5

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

Note 8. Debt

The Company’s debt as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Term Loan A Facility	$109.3	$110.7
Borrowings under the Revolving Facility	121.0	61.0
Unamortized debt issuance costs	(0.4)	(0.4)
Total debt	229.9	171.3
Less: current portion of long-term debt	5.8	5.8
Long-term debt	$224.1	$165.5

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

Term Loan A Facility—The Company used the proceeds of the Term Loan A Facility and the Revolving Facility to retire the full $125.0 million of the Company’s then-outstanding Delayed Draw Term Loan A Facility. Under the Amended and Restated Credit Agreement, the Term Loan A Facility bears interest at a rate equal to the sum of the Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 2.00% to 2.50% based on the Company’s Consolidated Net Leverage Ratio. The principal amount of the loans outstanding under the Term Loan A Facility is due and payable in equal quarterly installments of 1.25% of the original principal amount of the loans during the first three years after funding, beginning on June 30, 2025, and 2.50% of the original principal amount of the loans thereafter. Voluntary prepayments of the Term Loan A Facility are permitted at any time without premium or penalty. The entire unpaid principal amount of the loans will be due and payable in full on March 13, 2030. The fair value of the Term Loan A Facility was $109.0 million and $108.8 million as of March 31, 2026 and December 31, 2025, respectively, and was determined to be Level 2 under the fair value hierarchy. The weighted-average interest rate on borrowings under the Term Loan A Facility was 5.9% and 6.5% for the three months ended March 31, 2026 and 2025, respectively.

Revolving Facility—As of March 31, 2026 and December 31, 2025, there were $121.0 million and $61.0 million, respectively, of borrowings outstanding under the Revolving Facility. The weighted-average interest rate on borrowings under the Revolving Facility was 6.2% and 7.0% for the three months ended March 31, 2026 and 2025, respectively. The fair value of the Company’s borrowing under the Revolving Facility is classified as Level 2 under the fair value hierarchy and approximated its carrying value as of March 31, 2026, as the Revolving Facility carries a variable rate of interest reflecting current market rates.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following table summarizes interest expense, net included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2026	2025
Interest incurred	$3.0	$3.3
Interest income, net of loss on debt extinguishment	(0.2)	(0.2)
Interest expense, net	$2.8	$3.1

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

The following table presents the reconciliation of the numerator and denominator used in the calculation of net earnings per basic and diluted share and the anti-dilutive share-based awards for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net earnings per share:
Basic	$1.30	$1.08
Diluted	$1.27	$1.05
Numerator:
Net earnings	$33.5	$31.0
Denominator:
Weighted-average number of common shares outstanding	25.7	28.7
Dilutive awards	0.6	0.8
Diluted weighted-average number of common shares outstanding	26.3	29.5
Weighted-average number of anti-dilutive share-based awards:
Restricted stock units	0.1	—

Note 10. Share-based Compensation

The Company’s share-based compensation plan under which it may grant future awards, the Donnelley Financial Solutions, Inc. Amended and Restated 2016 Performance Incentive Plan (as amended, the “2016 PIP”), was approved by the Board of Directors (the “Board”) and the Company’s stockholders and provides incentives to key employees of the Company. Awards under the 2016 PIP may include cash or stock bonuses, stock options, stock appreciation rights, restricted stock, PSUs, performance cash awards or RSUs. In addition, non-employee members of the Board may receive awards under the 2016 PIP. At March 31, 2026, there were 2.3 million remaining shares of common stock reserved for future issuance under the 2016 PIP.

The Company recognizes compensation expense for share-based awards based on estimated grant date fair values and certain assumptions, as further disclosed in Note 12, Share-based Compensation, of the Annual Report.

Total share-based compensation expense was $6.4 million and $6.0 million for the three months ended March 31, 2026 and 2025, respectively. The income tax benefit related to share-based compensation expense was $2.2 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, $47.1 million of total unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.1 years.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Restricted Stock Units

RSUs outstanding as of March 31, 2026 and December 31, 2025, and changes during the three months ended March 31, 2026, were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2025	654	$48.58
Granted	390	51.77
Vested	(254)	50.03
Forfeited	(13)	51.96
Nonvested at March 31, 2026	777	$49.65

As of March 31, 2026, $32.9 million of unrecognized share-based compensation expense related to RSUs is expected to be recognized over a weighted-average period of 2.4 years.

Performance Share Units

PSUs include a market condition related to the Company’s stock price performance relative to a peer group, or relative total shareholder return (“TSR”) modifier, which can affect the number of shares ultimately issued to grantees at the end of the three-year performance period. The grant-date fair value of the PSUs is determined based on a Monte Carlo valuation model. The total potential payout for the PSUs is payable upon the achievement of certain established performance targets and can also be impacted by the TSR modifier.

PSUs outstanding as of March 31, 2026 and December 31, 2025, and changes during the three months ended March 31, 2026, were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2025	785	$54.24
Granted	73	41.85
Vested	(328)	41.85
Forfeited	(4)	41.85
Nonvested at March 31, 2026	526	$60.30

During the three months ended March 31, 2026, 73 thousand PSUs were granted to certain executive officers and senior management as a result of additional shares issued due to the achievement of certain targets associated with the 2023 PSUs. As of March 31, 2026, $14.2 million of unrecognized share-based compensation expense related to the 2024 and 2025 PSUs is expected to be recognized over a weighted-average period of 1.3 years.

In April 2026, 411 thousand PSUs were granted to certain executive officers and senior management related to the 2026 PSUs. Due to the timing of the grant, the Company is still completing its valuation of the grant-date fair value.

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

Common Stock Repurchases

On November 14, 2023, the Board authorized the repurchase of up to $150 million of the Company’s outstanding common stock commencing on January 1, 2024, with an expiration date of December 31, 2025. On May 15, 2025, the Board authorized the repurchase of up to $150 million of the Company’s outstanding common stock, replacing the prior authorization and expiring on December 31, 2026. As of March 31, 2026, the remaining authorized amount was $25.5 million.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

On April 16, 2026, the Board authorized the repurchase of up to $150 million of the Company’s outstanding common stock commencing on April 17, 2026, with an expiration date of December 31, 2027. This new share repurchase program replaced the previous $150 million program.

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

The Company’s stock repurchases, excluding associated excise taxes, for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Common stock repurchases	$28.3	$41.8
Number of shares repurchased	594,782	861,301
Average price paid per share	$47.58	$48.57

Note 12. Comprehensive Income

The components of other comprehensive (loss) income and income tax expense allocated to each component for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31, 2026
	Before Tax	Income Tax	Net of Tax
Translation adjustments	$(0.5)	$—	$(0.5)
Adjustment for net periodic pension and other postretirement benefits plans	0.1	—	0.1
Other comprehensive loss	$(0.4)	$—	$(0.4)

	Three Months Ended March 31, 2025
	Before Tax	Income Tax	Net of Tax
Translation adjustments	$0.3	$—	$0.3
Adjustment for net periodic pension and other postretirement benefits plans	0.4	0.1	0.3
Other comprehensive income	$0.7	$0.1	$0.6

The following tables summarize changes in accumulated other comprehensive loss by component for the three months ended March 31, 2026 and 2025:

	Pension and Other Postretirement Benefits Plans	Translation Adjustments	Total
Balance at December 31, 2025	$(5.3)	$(14.3)	$(19.6)
Other comprehensive loss before reclassifications	—	(0.5)	(0.5)
Reclassifications:
Amortization of net actuarial loss (a)	0.1	—	0.1
Reclassifications, net of tax	0.1	—	0.1
Net change in accumulated other comprehensive loss	0.1	(0.5)	(0.4)
Balance at March 31, 2026	$(5.2)	$(14.8)	$(20.0)

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Pension and Other Postretirement Benefits Plans	Translation Adjustments	Total
Balance at December 31, 2024	$(66.4)	$(15.5)	$(81.9)
Other comprehensive income before reclassifications	—	0.3	0.3
Reclassifications:
Amortization of net actuarial loss (a)	0.4	—	0.4
Less: Income tax	0.1	—	0.1
Reclassifications, net of tax	0.3	—	0.3
Net change in accumulated other comprehensive loss	0.3	0.3	0.6
Balance at March 31, 2025	$(66.1)	$(15.2)	$(81.3)

__________________

(a)
These accumulated other comprehensive loss components are included in the calculation of net periodic pension and other postretirement benefits plans expense recognized in investment and other loss, net on the Unaudited Condensed Consolidated Statements of Operations (see Note 6, Retirement Plans).

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Note 13. Segment Information

The Company operates its business through four operating and reportable segments: Capital Markets – Software Solutions, Capital Markets – Compliance and Communications Management, Investment Companies – Software Solutions and Investment Companies – Compliance and Communications Management. Corporate is not an operating segment and consists primarily of unallocated selling, general and administrative (“SG&A”) activities and associated expenses including, in part, executive, legal, finance and certain facility costs. In addition, certain expenses and income of employee benefits plans, such as net pension plan expense as well as share-based compensation expense, are included in Corporate and not allocated to the operating segments.

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

Capital Markets – Compliance and Communications Management—The CM-CCM segment provides tech-enabled services and print and distribution solutions to public and private companies for deal solutions and SEC compliance requirements. The Company offers around-the-clock services to support the transaction process, production platform and service delivery model. The Company has seen clients utilizing the range of options available to them, including a hybrid approach with working group members participating both virtually and in-person during drafting sessions for their transactions or a fully-virtual experience.

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

Investment Companies – Compliance and Communications Management—The IC-CCM segment provides clients with tech-enabled services and print and distribution solutions for creating, filing and distributing regulatory communications and solutions for investor communications, as well as iXBRL-formatted filings pursuant to the Investment Company Act, through the SEC’s EDGAR system. The IC-CCM segment also provides turnkey proxy services, including discovery, planning and implementation, print and mail management, solicitation, tabulation services, stockholder meeting review and expert support.

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

The following tables include selected financial data for the Company’s reportable segments for the three months ended March 31, 2026 and 2025:

	Capital Markets - Software Solutions	Capital Markets - Compliance and Communications Management	Investment Companies - Software Solutions	Investment Companies - Compliance and Communications Management	Total
Three Months Ended March 31, 2026
Net sales	$58.6	$82.8	$33.1	$31.0	$205.5
Less:
Cost of sales (a)	13.9	32.9	13.8	14.8
SG&A expenses (a)	25.5	16.2	6.2	4.1
Segment Adjusted EBITDA	$19.2	$33.7	$13.1	$12.1	$78.1
Reconciliation of total Segment Adjusted EBITDA
Corporate (b)					(7.5)
Restructuring, impairment and other charges, net					(0.7)
Share-based compensation expense					(6.4)
Depreciation and amortization					(15.0)
Interest expense, net					(2.8)
Investment and other loss, net					(0.3)
Earnings before income taxes					$45.4

Three Months Ended March 31, 2025
Net sales	$51.9	$83.9	$32.7	$32.6	$201.1
Less:
Cost of sales (a)	14.3	30.4	13.3	16.2
SG&A expenses (a)	23.6	16.9	6.7	4.2
Other segment items (a)	0.1	(0.1)	(0.1)	—
Segment Adjusted EBITDA	$13.9	$36.7	$12.8	$12.2	$75.6
Reconciliation of total Segment Adjusted EBITDA
Corporate (b)					(7.4)
Restructuring, impairment and other charges, net					(2.9)
Share-based compensation expense					(6.0)
Gain on sale of long-lived assets					0.5
Non-income tax, net					0.1
Depreciation and amortization					(14.1)
Interest expense, net					(3.1)
Investment and other loss, net					(0.5)
Earnings before income taxes					$42.2

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Three Months Ended March 31,
	2026	2025
Depreciation and amortization
Capital Markets - Software Solutions	$7.6	$7.0
Capital Markets - Compliance and Communications Management	1.6	1.4
Investment Companies - Software Solutions	4.8	4.8
Investment Companies - Compliance and Communications Management	1.0	0.9
Total operating segments	15.0	14.1
Corporate	—	—
Total	$15.0	$14.1

Capital expenditures
Capital Markets - Software Solutions	$5.3	$6.2
Capital Markets - Compliance and Communications Management	1.5	2.0
Investment Companies - Software Solutions	2.8	4.5
Investment Companies - Compliance and Communications Management	0.3	0.5
Total operating segments	9.9	13.2
Corporate	0.5	0.1
Total	$10.4	$13.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), unless otherwise specified or the context otherwise requires, the “Company” or “DFIN” refer to Donnelley Financial Solutions, Inc. and its consolidated subsidiaries. MD&A should be read together with the Company’s Unaudited Condensed Consolidated Financial Statements and the related notes thereto, as well as the Company’s audited Consolidated Financial Statements and the related notes thereto within its Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 17, 2026 (the “Annual Report”).

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

Technological advancements, regulatory changes, and evolving workflow preferences have led to the Company’s clients managing more of the financial disclosure process themselves, changing the marketplace for the Company’s services and products. DFIN’s strategy in its Software Solutions segments (CM-SS and IC-SS, as defined below) aligns with the changing marketplace by focusing the Company’s resources in its advanced software solutions, primarily ActiveDisclosure® (“ActiveDisclosure”), Arc Suite® software platform (“Arc Suite”) and Venue® Virtual Data Room (“Venue”), while making targeted investments to further enhance product features. In its Compliance and Communications Management segments (CM-CCM and IC-CCM, as defined below), the Company’s strategy focuses on maintaining its market-leading position by offering a high-touch, service-oriented experience, using its unique combination of tech-enabled services and print and distribution capabilities.

Market Volatility/Cyclicality and Seasonality

The Company’s Capital Markets segments (CM-SS and CM-CCM), in particular, are subject to market volatility, as the demand for the transactional and Venue offerings is largely dependent on the global market for initial public offerings (“IPOs”), secondary offerings, mergers and acquisitions (“M&A”), public and private debt offerings, leveraged buyouts, spinouts, special purpose acquisition company (“SPAC”) and de-SPAC transactions and other similar transactions. A variety of factors impact the global markets for transactions, including economic activity levels, interest rates, market volatility, the regulatory and political environment, tariffs and trade policy, geopolitical and civil unrest and global pandemics, among others. Due to the significant net sales and profitability derived from transactional and Venue offerings, market volatility can lead to uneven financial performance when comparing to previous periods. Recently, U.S. capital market transactions, especially IPO and M&A transactions, were disrupted by the U.S. federal government shutdowns that occurred during the fourth quarter of 2025. Future government shutdowns or other factors impacting the attractiveness of U.S. capital markets could result in additional volatility. The Company’s compliance offerings, supporting the quarterly and annual public company reporting processes through its filing services and ActiveDisclosure, as well as its Investment Companies segments (IC-SS and IC-CCM) regulatory and stockholder communications offerings, including Arc Suite, are less impacted by market volatility. The Company’s overall risk profile is balanced by offering services in higher demand during a down market, such as document management tools for the bankruptcy/restructuring process and by moving upstream in the transactional process with products like Venue.

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

Government Regulations and Regulatory Impact

The SEC is adopting new as well as amending existing rules and forms to enhance the security and modernize the reporting and disclosure of information under the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Investment Company Act of 1940, as amended (the “Investment Company Act”). As the regulatory environment continues to evolve, regulators are also demanding a greater use of structured, machine-readable data in companies’ disclosures, more summary documents and layered website disclosures. These actions are driving significant changes which impact the Company and its customers. The Company actively monitors proposals, through comment periods, adoption, implementation and legal challenges, as applicable. Regulatory changes have enabled the Company to offer new value-added functionality and services, leverage its domain expertise and accelerate its transition from print and distribution to software solutions.

Segments

The Company’s four operating and reportable segments are: Capital Markets – Software Solutions (“CM-SS”), Capital Markets – Compliance and Communications Management (“CM-CCM”), Investment Companies – Software Solutions (“IC-SS”) and Investment Companies – Compliance and Communications Management (“IC-CCM”). Corporate is not an operating segment and consists primarily of unallocated selling, general and administrative (“SG&A”) activities and associated expenses including, in part, executive, legal, finance and certain facility costs. In addition, certain expenses and income of employee benefits plans, such as net pension plan expense as well as share-based compensation expense, are included in Corporate and not allocated to the operating segments.

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

Capital Markets – Compliance and Communications Management—The CM-CCM segment provides tech-enabled services and print and distribution solutions to public and private companies for deal solutions and SEC compliance requirements. The Company offers around-the-clock services to support the transaction process, production platform and service delivery model. The Company has seen clients utilizing the range of options available to them, including a hybrid approach with working group members participating both virtually and in-person during drafting sessions for their transactions or a fully-virtual experience.

Investment Companies

The Company provides software solutions, tech-enabled services and print and distribution solutions to its investment companies clients, which are primarily mutual fund companies, alternative investment companies, insurance companies and third-party fund administrators, that are subject to the filing and reporting requirements of the Investment Company Act, as well as European and Canadian regulations. The Company’s operating segments associated with its investment companies services and product offerings are as follows:

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

Investment Companies – Compliance and Communications Management—The IC-CCM segment provides clients with tech-enabled services and print and distribution solutions for creating, filing and distributing regulatory communications and solutions for investor communications, as well as iXBRL-formatted filings pursuant to the Investment Company Act, through the SEC’s EDGAR system. The IC-CCM segment also provides turnkey proxy services, including discovery, planning and implementation, print and mail management, solicitation, tabulation services, stockholder meeting review and expert support.

Executive Overview

First Quarter Overview

Net sales for the three months ended March 31, 2026 increased by $4.4 million, or 2.2%, to $205.5 million from $201.1 million for the three months ended March 31, 2025, including a $1.1 million, or 0.5%, increase due to changes in foreign currency exchange rates. Net sales increased due to higher software solutions net sales of $7.1 million and higher print and distribution net sales of $3.7 million, partially offset by lower tech-enabled services net sales of $6.4 million. The higher software solutions net sales were primarily driven by higher ActiveDisclosure net sales of $4.5 million and higher Venue net sales of $2.2 million. The higher print and distribution net sales were primarily driven by higher capital markets transactional volumes, partially offset by lower capital markets and investment companies compliance volumes. The lower tech-enabled services net sales were primarily driven by lower capital markets transactional volumes.

Income from operations of $48.5 million for the three months ended March 31, 2026 increased by $2.7 million, or 5.9%, as compared to the three months ended March 31, 2025, primarily due to higher net sales of $4.4 million, as described above, and lower restructuring, impairment and other charges, net of $2.2 million, partially offset by higher SG&A expenses of $1.6 million, higher print and distribution cost of sales of $1.4 million and higher depreciation and amortization expense of $0.9 million. The higher SG&A expenses were primarily driven by higher selling expense and higher bad debt expense of $0.9 million, partially offset by cost control initiatives, whereas the higher print and distribution cost of sales were primarily due to higher sales volumes.

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

The chief operating decision maker regularly reviews segment net sales and Segment Adjusted EBITDA to assess segment performance and to decide how to allocate resources. Segment Adjusted EBITDA is defined as earnings before interest expense, net, income tax expense, depreciation and amortization and adjusted to exclude the impact of certain costs, expenses, gains, losses and other items, as further described in Note 13, Segment Information, which management believes are not indicative of ongoing operations and segment performance. Corporate is not an operating segment and consists primarily of unallocated SG&A activities and associated expenses. See Note 13, Segment Information, for a reconciliation of Segment Adjusted EBITDA to consolidated earnings before income taxes.

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

Results of Operations for the Three Months Ended March 31, 2026 as Compared to the Three Months Ended March 31, 2025

The following table shows the results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions, except percentages)
Net sales
Software solutions	$91.7	$84.6	$7.1	8.4%
Tech-enabled services	70.1	76.5	(6.4)	(8.4%)
Print and distribution	43.7	40.0	3.7	9.3%
Total net sales	205.5	201.1	4.4	2.2%
Cost of sales (a)
Software solutions	27.6	27.6	—	—
Tech-enabled services	26.8	27.3	(0.5)	(1.8%)
Print and distribution	19.5	18.1	1.4	7.7%
Total cost of sales	73.9	73.0	0.9	1.2%
Selling, general and administrative expenses (a)	67.4	65.8	1.6	2.4%
Depreciation and amortization	15.0	14.1	0.9	6.4%
Restructuring, impairment and other charges, net	0.7	2.9	(2.2)	(75.9%)
Other operating income, net	—	(0.5)	0.5	(100.0%)
Income from operations	48.5	45.8	2.7	5.9%
Interest expense, net	2.8	3.1	(0.3)	(9.7%)
Investment and other loss, net	0.3	0.5	(0.2)	(40.0%)
Earnings before income taxes	45.4	42.2	3.2	7.6%
Income tax expense	11.9	11.2	0.7	6.3%
Net earnings	$33.5	$31.0	$2.5	8.1%

(a)
Exclusive of depreciation and amortization

Consolidated

Net sales of software solutions of $91.7 million for the three months ended March 31, 2026 increased by $7.1 million, or 8.4%, as compared to the three months ended March 31, 2025. Net sales of software solutions increased primarily due to higher ActiveDisclosure net sales of $4.5 million and higher Venue net sales of $2.2 million.

Net sales of tech-enabled services of $70.1 million for the three months ended March 31, 2026 decreased by $6.4 million, or 8.4%, as compared to the three months ended March 31, 2025. Net sales of tech-enabled services decreased primarily due to lower capital markets net sales of $6.5 million, largely driven by a decline in both transactional and compliance volumes.

Net sales of print and distribution of $43.7 million for the three months ended March 31, 2026 increased by $3.7 million, or 9.3%, as compared to the three months ended March 31, 2025. Net sales of print and distribution increased due to higher capital markets net sales of $5.4 million, partially offset by lower investment companies net sales of $1.7 million. The higher capital markets net sales were largely driven by higher transactional volumes, partially offset by lower compliance volumes, whereas the lower investment companies net sales were largely driven by lower compliance volumes.

Software solutions cost of sales of $27.6 million for the three months ended March 31, 2026 was flat as compared to the three months ended March 31, 2025. As a percentage of software solutions net sales, software solutions cost of sales decreased by 2.5%, largely driven by higher sales volumes.

Tech-enabled services cost of sales of $26.8 million for the three months ended March 31, 2026 decreased by $0.5 million, or 1.8%, as compared to the three months ended March 31, 2025 primarily due to lower sales volumes, partially offset by a higher proportion of compliance net sales, which generally have lower margins, as compared to transactional net sales. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales increased by 2.5%, largely driven by a higher proportion of compliance net sales, which generally have lower margins, as compared to transactional net sales.

Print and distribution cost of sales of $19.5 million for the three months ended March 31, 2026 increased by $1.4 million, or 7.7%, as compared to the three months ended March 31, 2025. Print and distribution cost of sales increased primarily due to higher sales volumes. As a percentage of print and distribution net sales, print and distribution cost of sales decreased by 0.7%, primarily due to higher sales volumes.

SG&A expenses of $67.4 million for the three months ended March 31, 2026 increased by $1.6 million, or 2.4%, as compared to the three months ended March 31, 2025. SG&A expenses increased primarily due to higher selling expense as a result of the increase in net sales and higher bad debt expense of $0.9 million, partially offset by cost control initiatives. As a percentage of net sales, SG&A expenses increased to 32.8% for the three months ended March 31, 2026 from 32.7% for the three months ended March 31, 2025.

Depreciation and amortization of $15.0 million for the three months ended March 31, 2026 increased by $0.9 million, or 6.4%, as compared to the three months ended March 31, 2025. Depreciation and amortization increased due to higher software amortization expense, driven by additional software development.

Restructuring, impairment and other charges, net of $0.7 million for the three months ended March 31, 2026 decreased by $2.2 million, or 75.9%, as compared to the three months ended March 31, 2025. For the three months ended March 31, 2025, these charges included $2.8 million of employee termination costs for approximately 40 employees.

Income from operations of $48.5 million for the three months ended March 31, 2026 increased by $2.7 million, or 5.9%, as compared to the three months ended March 31, 2025 primarily due to higher net sales of $4.4 million, as described above, and lower restructuring, impairment and other charges, net of $2.2 million, partially offset by higher SG&A expenses of $1.6 million, higher print and distribution cost of sales of $1.4 million and higher depreciation and amortization expense of $0.9 million. The higher SG&A expenses were primarily driven by higher selling expense and higher bad debt expense of $0.9 million, partially offset by cost control initiatives, whereas the higher print and distribution cost of sales were primarily due to higher sales volumes.

Interest expense, net of $2.8 million for the three months ended March 31, 2026 decreased by $0.3 million, or 9.7%.

The effective income tax rate was 26.2% for the three months ended March 31, 2026, as compared to 26.5% for the three months ended March 31, 2025. The decrease in the effective income tax rate was primarily driven by a decrease in non-recognizable losses.

Information by Segment

The following tables summarize net sales, Segment Adjusted EBITDA and Segment Adjusted EBITDA margin within each of the operating segments for the three months ended March 31, 2026 and 2025:

Capital Markets – Software Solutions

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions, except percentages)
Net sales	$58.6	$51.9	$6.7	12.9%
Segment Adjusted EBITDA	19.2	13.9	5.3	38.1%
Segment Adjusted EBITDA margin	32.8%	26.8%	nm	600 bps

nm – Not meaningful

Net sales of $58.6 million for the three months ended March 31, 2026 increased by $6.7 million, or 12.9%, as compared to the three months ended March 31, 2025, due to higher ActiveDisclosure net sales of $4.5 million and higher Venue net sales of $2.2 million, both largely driven by increased sales volumes.

Segment Adjusted EBITDA of $19.2 million for the three months ended March 31, 2026 increased by $5.3 million, or 38.1%, as compared to the three months ended March 31, 2025, primarily due to higher net sales of $6.7 million, partially offset by higher SG&A expenses of $1.9 million, largely driven by higher bad debt expense of $1.1 million and higher selling expense as a result of the increase in net sales, partially offset by cost control initiatives.

Segment Adjusted EBITDA margin increased by approximately 600 basis points (“bps”) from 26.8% for the three months ended March 31, 2025 to 32.8% for the three months ended March 31, 2026, primarily due to an approximately 390 and 200 bps decrease in cost of sales and SG&A expenses as a percentage of net sales, respectively, largely driven by higher net sales.

Capital Markets – Compliance and Communications Management

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions, except percentages)
Net sales	$82.8	$83.9	$(1.1)	(1.3%)
Segment Adjusted EBITDA	33.7	36.7	(3.0)	(8.2%)
Segment Adjusted EBITDA margin	40.7%	43.7%	nm	(300 bps)

nm – Not meaningful

Net sales of $82.8 million for the three months ended March 31, 2026 decreased by $1.1 million, or 1.3%, as compared to the three months ended March 31, 2025, primarily due to lower tech-enabled services net sales of $6.5 million, partially offset by higher print and distribution net sales of $5.4 million. The decrease in tech-enabled services net sales was driven by a decline in both transactional and compliance volumes, whereas the increase in print and distribution net sales was due to higher transactional volumes, partially offset by lower compliance volumes.

Segment Adjusted EBITDA of $33.7 million for the three months ended March 31, 2026 decreased by $3.0 million, or 8.2%, as compared to the three months ended March 31, 2025, primarily due to higher cost of sales of $2.5 million and lower net sales of $1.1 million. The increase in cost of sales was primarily due to higher print and distribution net sales, which generally have higher variable costs, as compared to tech-enabled services net sales.

Segment Adjusted EBITDA margin decreased by approximately 300 bps from 43.7% for the three months ended March 31, 2025 to 40.7% for the three months ended March 31, 2026, primarily due to an approximately 350 bps increase in cost of sales as a percentage of net sales, largely driven by higher print and distribution net sales.

Investment Companies – Software Solutions

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions, except percentages)
Net sales	$33.1	$32.7	$0.4	1.2%
Segment Adjusted EBITDA	13.1	12.8	0.3	2.3%
Segment Adjusted EBITDA margin	39.6%	39.1%	nm	50 bps

nm – Not meaningful

Net sales of $33.1 million for the three months ended March 31, 2026 increased by $0.4 million, or 1.2%, as compared to the three months ended March 31, 2025, primarily due to price increases.

Segment Adjusted EBITDA of $13.1 million for the three months ended March 31, 2026 increased by $0.3 million, or 2.3%, as compared to the three months ended March 31, 2025, primarily due to higher net sales.

Segment Adjusted EBITDA margin increased by approximately 50 bps from 39.1% for the three months ended March 31, 2025 to 39.6% for the three months ended March 31, 2026, primarily due to higher net sales.

Investment Companies – Compliance and Communications Management

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions, except percentages)
Net sales	$31.0	$32.6	$(1.6)	(4.9%)
Segment Adjusted EBITDA	12.1	12.2	(0.1)	(0.8%)
Segment Adjusted EBITDA margin	39.0%	37.4%	nm	160 bps

nm – Not meaningful

Net sales of $31.0 million for the three months ended March 31, 2026 decreased by $1.6 million, or 4.9%, as compared to the three months ended March 31, 2025, primarily due to lower print and distribution net sales of $1.7 million, largely driven by lower compliance volumes.

Segment Adjusted EBITDA of $12.1 million for the three months ended March 31, 2026 decreased by $0.1 million, or 0.8%, as compared to the three months ended March 31, 2025, primarily due to lower net sales of $1.6 million, partially offset by lower cost of sales of $1.4 million.

Segment Adjusted EBITDA margin increased by approximately 160 bps from 37.4% for the three months ended March 31, 2025 to 39.0% for the three months ended March 31, 2026, primarily due to an approximately 200 bps decrease in cost of sales as a percentage of net sales, largely driven by a higher proportion of tech-enabled services net sales, which generally have higher margins, as compared to print and distribution net sales.

Corporate

The following table summarizes unallocated expenses within Corporate for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions, except percentages)
Unallocated expenses	$7.5	$7.4	$0.1	1.4%

Corporate unallocated expenses of $7.5 million for the three months ended March 31, 2026 increased by $0.1 million, or 1.4%, as compared to the three months ended March 31, 2025, primarily due to higher consulting and third-party expenses, mostly offset by lower healthcare expense of $1.0 million.

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

The following table reconciles net earnings to Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net earnings	$33.5	$31.0
Restructuring, impairment and other charges, net	0.7	2.9
Share-based compensation expense	6.4	6.0
Gain on sale of long-lived assets	—	(0.5)
Non-income tax, net	—	(0.1)
Depreciation and amortization	15.0	14.1
Interest expense, net	2.8	3.1
Investment and other loss, net	0.3	0.5
Income tax expense	11.9	11.2
Adjusted EBITDA	$70.6	$68.2

Restructuring, impairment and other charges, net—Included employee termination costs of $0.6 million and $2.8 million for the three months ended March 31, 2026 and 2025, respectively. Refer to Note 5, Restructuring, Impairment and Other Charges, net, to the Unaudited Condensed Consolidated Financial Statements for additional information.

Share-based compensation expense—Included charges of $6.4 million and $6.0 million for the three months ended March 31, 2026 and 2025, respectively.

Gain on sale of long-lived assets—Included a gain of $0.5 million for the three months ended March 31, 2025.

Non-income tax, net—Included income of $0.1 million for the three months ended March 31, 2025 related to certain estimated non-income tax exposures.

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

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes. The Company has the ability to repatriate foreign cash, associated with foreign earnings previously subjected to U.S. tax, with minimal additional tax consequences. The Company maintains its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S., with the exception of the previously taxed foreign earnings already subject to U.S. tax. The Company did not repatriate excess cash of previously taxed earnings at its foreign subsidiaries to the U.S. during the three months ended March 31, 2026. The Company repatriated $14.0 million of excess cash of previously taxed earnings at its foreign subsidiaries to the U.S. during the year ended December 31, 2025. The Company is evaluating whether to make any cash repatriations in the future.

Cash and cash equivalents were $26.1 million at March 31, 2026, which included $3.8 million in the U.S. and $22.3 million at international locations.

The following table describes the Company’s cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net cash used in operating activities	$(5.6)	$(37.7)
Net cash used in investing activities	(10.3)	(13.3)
Net cash provided by financing activities	17.5	9.5
Effect of exchange rate on cash and cash equivalents	—	0.4
Net increase (decrease) in cash and cash equivalents	$1.6	$(41.1)

Cash Flows Used in Operating Activities

Operating cash inflows and outflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor and other operating activities.

Net cash used in operating activities was $5.6 million for the three months ended March 31, 2026 as compared to $37.7 million for the three months ended March 31, 2025. The change in net cash used in operating activities of $32.1 million was primarily due to the following factors:

	Three Months Ended March 31,
	2026	2025	$ Change
	(in millions)
Net earnings	$33.5	$31.0	$2.5
Adjustments to reconcile net earnings to net cash used in operating activities:
Other adjustments, net	28.1	23.3	4.8
Changes in operating assets and liabilities:
Accrued liabilities and other	(26.0)	(46.8)	20.8
Other changes, net	(41.2)	(45.2)	4.0
Net cash used in operating activities	$(5.6)	$(37.7)	$32.1

•
Accrued liabilities and other resulted in a $20.8 million favorable impact to net cash used in operating activities for the three months ended March 31, 2026, compared to the prior year period. The decrease in cash used was primarily due to lower 2026 payments of employee-related compensation, including sales commissions and incentive compensation, as a result of the Company’s 2025 operating results, an increase in vendor accruals and an increase in 2026 employee-related compensation accruals.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $10.3 million for the three months ended March 31, 2026, which primarily consisted of $10.4 million of capital expenditures, substantially all related to investments in software development. The Company currently expects capital expenditures to be approximately $55 million to $60 million for the year ending December 31, 2026.

Net cash used in investing activities was $13.3 million for the three months ended March 31, 2025, which consisted of $13.3 million of capital expenditures, substantially all related to investments in software development.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $17.5 million for the three months ended March 31, 2026. During the three months ended March 31, 2026, the Company received $85.5 million of proceeds from the Revolving Facility borrowings, partially offset by $25.5 million of payments on the Revolving Facility borrowings. The Company’s common stock repurchases for the three months ended March 31, 2026 totaled $40.9 million, which included $27.3 million of repurchases under the stock repurchase program and $13.6 million associated with vesting of the Company’s equity awards.

Net cash provided by financing activities was $9.5 million for the three months ended March 31, 2025. During the three months ended March 31, 2025, the Company received $143.5 million of proceeds from the Revolving Facility borrowings, partially offset by $68.5 million of payments on the Revolving Facility borrowings. During the three months ended March 31, 2025, the Company made $125.0 million of payments on long-term debt to retire the full amount of the Company’s then-outstanding Delayed Draw Term Loan A Facility, partially offset by proceeds of $115.0 from the Term Loan A Facility. The Company’s common stock repurchases for the three months ended March 31, 2025 totaled $53.0 million, which included $40.8 million of repurchases under the stock repurchase program and $12.2 million associated with vesting of the Company’s equity awards.

Debt

The Company’s debt as of March 31, 2026 and December 31, 2025 consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Term Loan A Facility	$109.3	$110.7
Borrowings under the Revolving Facility	121.0	61.0
Unamortized debt issuance costs	(0.4)	(0.4)
Total debt	229.9	171.3
Less: current portion of long-term debt	5.8	5.8
Long-term debt	$224.1	$165.5

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

As of March 31, 2026, there were $121.0 million of borrowings outstanding under the Revolving Facility as well as $1.4 million in outstanding letters of credit, all of which reduced the availability under the Revolving Facility. Based on the Company’s results of operations for the twelve months ended March 31, 2026 and existing debt, the Company would have had the ability to utilize the remaining $177.6 million of the Revolving Facility and not have been in violation of the terms of the agreement.

The current availability under the Revolving Facility and net available liquidity as of March 31, 2026 are shown in the table below:

March 31, 2026
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	121.0
Impact on availability related to outstanding letters of credit	1.4
$122.4

Current availability	$177.6
Cash and cash equivalents	26.1
Net Available Liquidity	$203.7

The Company was in compliance with its debt covenants as of March 31, 2026, and expects to remain in compliance based on management’s estimates of operating and financial results for fiscal year 2026 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of March 31, 2026, the Revolving Facility is supported by thirteen U.S. and international financial institutions.

As of March 31, 2026, the Company met all the conditions required to borrow under the Revolving Facility, and management expects the Company to continue to meet the applicable borrowing conditions.

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

Item 4. Controls and Procedures

(a)
Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) of the Exchange Act) as of March 31, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

(b)
Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There were no material changes during the three months ended March 31, 2026 to the risk factors identified in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
January 1, 2026 - January 31, 2026	—	$—	—	$53,806,406
February 1, 2026 - February 28, 2026	115,691	45.06	115,691	48,593,883
March 1, 2026 - March 31, 2026 (b)	740,345	49.50	479,091	25,508,391
Total	856,036	$48.90	594,782

(a)
As further described in Note 11, Capital Stock, to the Unaudited Condensed Consolidated Financial Statements, on May 15, 2025, the Board of Directors authorized the repurchase of up to $150 million of the Company’s outstanding common stock, replacing the prior authorization and expiring on December 31, 2026. On April 16, 2026, the Board authorized the repurchase of up to $150 million of the Company’s outstanding common stock commencing on April 17, 2026, with an expiration date of December 31, 2027. This new share repurchase program replaced the previous $150 million program. The stock repurchase program may be suspended or discontinued at any time. The timing and amount of any shares repurchased are determined by the Company based on its evaluation of market conditions and other factors and may be completed from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so.
(b)
Includes 20,200 shares, valued at $1.0 million, for which the Company placed orders prior to March 31, 2026 that were not settled until the second quarter of 2026.

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

10.1	Amendment to Amended and Restated Donnelley Financial Solutions, Inc. 2016 Performance Incentive Plan dated February 26, 2026 (filed herewith)*

31.1	Certification by Daniel N. Leib, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by David A. Gardella, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

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

Date: May 5, 2026