Form 10-Q
period 2026-06-30
Donnelley Financial Solutions, Inc.
filed 2026-07-30
CIK 1669811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☒

As of July 24, 2026, 24,585,383 shares of common stock were outstanding.

DONNELLEY FINANCIAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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
•
funding obligations arising from multiemployer pension plans of the Company’s former affiliates;
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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Operations

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales
Software solutions	$99.4	$92.2	$191.1	$176.8
Tech-enabled services	90.2	85.2	160.3	161.7
Print and distribution	34.6	40.7	78.3	80.7
Total net sales	224.2	218.1	429.7	419.2
Cost of sales (a)
Software solutions	28.2	26.4	55.8	54.0
Tech-enabled services	29.8	31.6	56.6	58.9
Print and distribution	18.2	21.2	37.7	39.3
Total cost of sales	76.2	79.2	150.1	152.2
Selling, general and administrative expenses (a)	74.7	70.0	142.1	135.8
Depreciation and amortization	15.0	15.1	30.0	29.2
Restructuring, impairment and other charges, net	2.3	1.0	3.0	3.9
Other operating income, net	—	—	—	(0.5)
Income from operations	56.0	52.8	104.5	98.6
Interest expense, net	3.5	3.8	6.3	6.9
Investment and other loss, net	0.4	0.3	0.7	0.8
Earnings before income taxes	52.1	48.7	97.5	90.9
Income tax expense	15.7	12.6	27.6	23.8
Net earnings	$36.4	$36.1	$69.9	$67.1

Net earnings per share:
Basic	$1.45	$1.30	$2.75	$2.38
Diluted	$1.44	$1.28	$2.72	$2.33
Weighted-average number of common shares outstanding:
Basic	25.1	27.7	25.4	28.2
Diluted	25.3	28.2	25.7	28.8

(a)
Exclusive of depreciation and amortization

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net earnings	$36.4	$36.1	$69.9	$67.1

Other comprehensive (loss) income, net of tax:
Translation adjustments	(0.7)	1.4	(1.2)	1.7
Adjustment for net periodic pension and other postretirement benefits plans	—	0.3	0.1	0.6
Other comprehensive (loss) income, net of tax	(0.7)	1.7	(1.1)	2.3
Comprehensive income	$35.7	$37.8	$68.8	$69.4

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Balance Sheets

(in millions, except per share data)

(UNAUDITED)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$25.3	$24.5
Receivables, less allowances for expected losses of $23.2 in 2026 (2025 - $20.9)	193.1	143.0
Prepaid expenses and other current assets	36.8	43.9
Total current assets	255.2	211.4
Property, plant and equipment, net	7.1	8.8
Operating lease right-of-use assets	7.6	7.6
Software, net	86.4	92.9
Goodwill	405.5	405.8
Deferred income taxes, net	41.7	43.7
Other noncurrent assets	30.8	30.2
Total assets	$834.3	$800.4
LIABILITIES
Accounts payable	$22.4	$23.7
Current portion of long-term debt	5.8	5.8
Operating lease liabilities	3.4	3.9
Accrued liabilities	160.9	166.6
Total current liabilities	192.5	200.0
Long-term debt	198.2	165.5
Deferred compensation liabilities	13.2	12.5
Pension and other postretirement benefits plans liabilities	23.4	23.8
Noncurrent operating lease liabilities	4.3	3.3
Other noncurrent liabilities	15.3	16.1
Total liabilities	446.9	421.2
Commitments and Contingencies (Note 7)
EQUITY
Preferred stock, $0.01 par value
Authorized: 1.0 shares; Issued: None	—	—
Common stock, $0.01 par value
Authorized: 65.0 shares;
Issued and outstanding: 40.3 shares and 24.7 shares in 2026 (2025 - 39.6 shares and 25.6 shares)	0.4	0.4
Treasury stock, at cost: 15.6 shares in 2026 (2025 - 14.0 shares)	(607.4)	(530.3)
Additional paid-in capital	384.3	367.8
Retained earnings	630.8	560.9
Accumulated other comprehensive loss	(20.7)	(19.6)
Total equity	387.4	379.2
Total liabilities and equity	$834.3	$800.4

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Cash Flows

(in millions)

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net earnings	$69.9	$67.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30.0	29.2
Provision for expected losses on accounts receivable	6.9	4.8
Share-based compensation expense	15.7	13.5
Deferred income taxes	1.9	(0.3)
Amortization of operating lease right-of-use assets	3.2	3.4
Other	(0.9)	(0.2)
Changes in operating assets and liabilities:
Receivables, net	(57.4)	(67.6)
Prepaid expenses and other current assets	(0.8)	2.9
Accounts payable	1.0	10.5
Income taxes payable and receivable	8.8	3.9
Accrued liabilities and other	(5.7)	(30.5)
Operating lease liabilities	(2.7)	(5.1)
Pension and other postretirement benefits plans contributions	(0.8)	(0.9)
Net cash provided by operating activities	69.1	30.7
INVESTING ACTIVITIES
Capital expenditures	(23.9)	(30.0)
Other investing activities	0.1	0.1
Net cash used in investing activities	(23.8)	(29.9)
FINANCING ACTIVITIES
Revolving facility borrowings	123.0	207.5
Payments on revolving facility borrowings	(87.5)	(130.5)
Payments on long-term debt	(2.9)	(126.4)
Proceeds from issuance of long-term debt	—	115.0
Debt issuance costs	—	(2.2)
Treasury share repurchases	(76.2)	(88.7)
Cash received for common stock issuances	—	1.5
Finance lease payments	(0.4)	(1.7)
Net cash used in financing activities	(44.0)	(25.5)
Effect of exchange rate on cash and cash equivalents	(0.5)	1.2
Net increase (decrease) in cash and cash equivalents	0.8	(23.5)
Cash and cash equivalents at beginning of year	24.5	57.3
Cash and cash equivalents at end of period	$25.3	$33.8
Supplemental cash flow information:
Income taxes paid, net of refunds	$16.7	$20.8
Interest paid	$6.8	$5.6
Non-cash investing activities:
Capitalized software included in accounts payable	$3.2	$4.6

See Notes to the Unaudited Condensed Consolidated Financial Statements

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended June 30, 2026 and 2025

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2026	40.2	$0.4	14.8	$(572.3)	$374.2	$594.4	$(20.0)	$376.7
Net earnings	—	—	—	—	—	36.4	—	36.4
Other comprehensive loss	—	—	—	—	—	—	(0.7)	(0.7)
Share-based compensation expense	—	—	—	—	9.3	—	—	9.3
Common stock repurchases	—	—	0.8	(35.1)	—	—	—	(35.1)
Issuance of share-based awards, net of withholdings and other	0.1	—	—	—	0.8	—	—	0.8
Balance at June 30, 2026	40.3	$0.4	15.6	$(607.4)	$384.3	$630.8	$(20.7)	$387.4

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	39.5	$0.4	11.3	$(398.4)	$339.7	$559.5	$(81.3)	$419.9
Net earnings	—	—	—	—	—	36.1	—	36.1
Other comprehensive income	—	—	—	—	—	—	1.7	1.7
Share-based compensation expense	—	—	—	—	7.5	—	—	7.5
Common stock repurchases	—	—	0.8	(34.6)	—	—	—	(34.6)
Issuance of share-based awards, net of withholdings and other	0.1	—	—	(0.1)	1.6	—	—	1.5
Balance at June 30, 2025	39.6	$0.4	12.1	$(433.1)	$348.8	$595.6	$(79.6)	$432.1

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2026 and 2025

(in millions)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	39.6	$0.4	14.0	$(530.3)	$367.8	$560.9	$(19.6)	$379.2
Net earnings	—	—	—	—	—	69.9	—	69.9
Other comprehensive loss	—	—	—	—	—	—	(1.1)	(1.1)
Share-based compensation expense	—	—	—	—	15.7	—	—	15.7
Common stock repurchases	—	—	1.4	(63.5)	—	—	—	(63.5)
Issuance of share-based awards, net of withholdings and other	0.7	—	0.2	(13.6)	0.8	—	—	(12.8)
Balance at June 30, 2026	40.3	$0.4	15.6	$(607.4)	$384.3	$630.8	$(20.7)	$387.4

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	38.9	$0.4	10.2	$(344.1)	$333.2	$528.5	$(81.9)	$436.1
Net earnings	—	—	—	—	—	67.1	—	67.1
Other comprehensive income	—	—	—	—	—	—	2.3	2.3
Share-based compensation expense	—	—	—	—	13.5	—	—	13.5
Common stock repurchases	—	—	1.6	(76.7)	—	—	—	(76.7)
Issuance of share-based awards, net of withholdings and other	0.7	—	0.3	(12.3)	2.1	—	—	(10.2)
Balance at June 30, 2025	39.6	$0.4	12.1	$(433.1)	$348.8	$595.6	$(79.6)	$432.1

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Allowances for Expected Losses—Transactions affecting the current expected credit loss (“CECL”) reserve during the six months ended June 30, 2026 and 2025 were as follows:

	June 30,
	2026	2025
Balance, beginning of year	$20.9	$25.0
Provisions charged to expense	6.9	4.8
Write-offs and other	(4.6)	(4.2)
Balance, end of period	$23.2	$25.6

The components of the CECL reserve balance at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Provision for accounts receivable	$22.6	$20.5
Provision for unbilled receivables and contract assets	0.6	0.4
Total	$23.2	$20.9

Property, Plant and Equipment, net—The components of the Company’s property, plant and equipment, net at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Land	$0.3	$0.3
Buildings	9.7	13.2
Machinery and equipment	50.0	58.1
	60.0	71.6
Less: Accumulated depreciation	(52.9)	(62.8)
Total	$7.1	$8.8

Depreciation expense was $1.1 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively, and $2.3 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively.

Software, net—Capitalized software development costs are amortized over their estimated useful life using the straight-line method, up to a maximum of three years. Amortization expense related to internally-developed software was $13.9 million and $13.8 million for the three months ended June 30, 2026 and 2025, respectively, and $27.7 million and $26.7 million for the six months ended June 30, 2026 and 2025, respectively.

Investments—The carrying value of the Company’s investments in equity securities without readily determinable fair values was $6.3 million at both June 30, 2026 and December 31, 2025.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient when developing reasonable and supportable forecasts as part of estimating expected credit losses that all entities may assume current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company adopted the standard prospectively in the first quarter of 2026 and elected to utilize the practical expedient upon adoption. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.

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

Disaggregation of Revenue

The following tables disaggregate revenue between software solutions, tech-enabled services and print and distribution by reportable segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026				2025
	Software Solutions	Tech-enabled Services	Print and Distribution	Total	Software Solutions	Tech-enabled Services	Print and Distribution	Total
Capital Markets - Software Solutions	$65.7	$—	$—	$65.7	$59.1	$—	$—	$59.1
Capital Markets - Compliance and Communications Management	—	71.5	24.4	95.9	—	65.6	27.9	93.5
Investment Companies - Software Solutions	33.7	—	—	33.7	33.1	—	—	33.1
Investment Companies - Compliance and Communications Management	—	18.7	10.2	28.9	—	19.6	12.8	32.4
Total net sales	$99.4	$90.2	$34.6	$224.2	$92.2	$85.2	$40.7	$218.1

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Six Months Ended June 30,
	2026				2025
	Software Solutions	Tech-enabled Services	Print and Distribution	Total	Software Solutions	Tech-enabled Services	Print and Distribution	Total
Capital Markets - Software Solutions	$124.3	$—	$—	$124.3	$111.0	$—	$—	$111.0
Capital Markets - Compliance and Communications Management	—	124.8	53.9	178.7	—	125.4	52.0	177.4
Investment Companies - Software Solutions	66.8	—	—	66.8	65.8	—	—	65.8
Investment Companies - Compliance and Communications Management	—	35.5	24.4	59.9	—	36.3	28.7	65.0
Total net sales	$191.1	$160.3	$78.3	$429.7	$176.8	$161.7	$80.7	$419.2

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

Contract assets were $19.1 million and $18.3 million at June 30, 2026 and December 31, 2025, respectively. Generally, the contract assets balance is impacted by the recognition of revenue, amounts invoiced to customers and changes in the constraint applied to variable consideration. Amounts recognized as revenue exceeded the estimates for performance obligations satisfied in previous periods by approximately $14 million and $9 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $13 million and $17 million for the six months ended June 30, 2026 and 2025, respectively, primarily due to changes in the Company’s estimate of variable consideration and the application of the constraint.

Unbilled receivables are recorded when there is an unconditional right to payment and invoicing has not yet occurred. The Company estimates the value of unbilled receivables based on a combination of historical customer selling price and management’s assessment of realizable selling price. Unbilled receivables were $42.3 million and $24.1 million at June 30, 2026 and December 31, 2025, respectively. Unbilled receivables and contract assets are included in receivables, less allowances for expected losses on the Unaudited Condensed Consolidated Balance Sheets.

Contract liabilities consist of deferred revenue and progress billings, the majority of which is included in accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. Contract liabilities were $72.9 million and $59.1 million at June 30, 2026 and December 31, 2025, respectively. Contract liabilities increased during the period due to amounts invoiced for performance obligations before the revenue recognition criteria were met, which were partially offset by decreases due to revenue recognized in the period. The Company recognized $17.0 million and $16.5 million for the three months ended June 30, 2026 and 2025, respectively, and $40.9 million and $37.5 million of revenue during the six months ended June 30, 2026 and 2025, respectively, that was included in the deferred revenue balances at the beginning of the respective annual periods.

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

Most of the Company’s contracts with significant remaining performance obligations have an initial expected duration of one year or less. As of June 30, 2026, the future estimated revenue related to unsatisfied or partially satisfied performance obligations under contracts with an original contractual term in excess of one year was approximately $220 million, of which approximately 45% is expected to be recognized as revenue over the succeeding twelve months, and the remainder recognized thereafter.

Note 3. Goodwill

Goodwill balances by reportable segment were as follows:

	Gross book value at December 31, 2025	Accumulated impairment charges at December 31, 2025	Net book value at December 31, 2025	Foreign exchange adjustments	Net book value at June 30, 2026
Capital Markets - Software Solutions	$100.0	$—	$100.0	$(0.1)	$99.9
Capital Markets - Compliance and Communications Management	252.7	—	252.7	(0.1)	252.6
Investment Companies - Software Solutions	53.1	—	53.1	(0.1)	53.0
Investment Companies - Compliance and Communications Management	40.6	(40.6)	—	—	—
Total	$446.4	$(40.6)	$405.8	$(0.3)	$405.5

Note 4. Leases

The Company has operating leases for certain service centers, office space and equipment. Cash paid for operating leases was $1.2 million and $2.6 million for the three months ended June 30, 2026 and 2025, respectively, and $2.9 million and $5.5 million for the six months ended June 30, 2026 and 2025, respectively.

The components of lease expense for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense:
Operating lease expense	$1.6	$1.8	$3.4	$3.7
Sublease income	(0.6)	(0.9)	(1.5)	(1.8)
Net operating lease expense	$1.0	$0.9	$1.9	$1.9

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the three months ended June 30, 2026 and 2025, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Other Charges	Total
Three Months Ended June 30, 2026
Capital Markets - Software Solutions	$0.6	$—	$0.6
Capital Markets - Compliance and Communications Management	0.3	0.1	0.4
Investment Companies - Software Solutions	0.3	—	0.3
Investment Companies - Compliance and Communications Management	0.1	—	0.1
Corporate	0.9	—	0.9
Total	$2.2	$0.1	$2.3

	Employee Terminations	Other Charges	Total
Three Months Ended June 30, 2025
Capital Markets - Compliance and Communications Management	$0.3	$—	$0.3
Investment Companies - Software Solutions	0.2	—	0.2
Investment Companies - Compliance and Communications Management	0.4	—	0.4
Corporate	—	0.1	0.1
Total	$0.9	$0.1	$1.0

For the six months ended June 30, 2026 and 2025, the Company recorded the following restructuring, impairment and other charges, net by reportable segment:

	Employee Terminations	Other Charges	Total
Six Months Ended June 30, 2026
Capital Markets - Software Solutions	$0.7	$—	$0.7
Capital Markets - Compliance and Communications Management	0.5	0.1	0.6
Investment Companies - Software Solutions	0.4	—	0.4
Investment Companies - Compliance and Communications Management	0.2	—	0.2
Corporate	1.0	0.1	1.1
Total	$2.8	$0.2	$3.0

	Employee Terminations	Other Charges	Total
Six Months Ended June 30, 2025
Capital Markets - Software Solutions	$0.6	$—	$0.6
Capital Markets - Compliance and Communications Management	1.7	0.1	1.8
Investment Companies - Software Solutions	0.6	—	0.6
Investment Companies - Compliance and Communications Management	0.5	—	0.5
Corporate	0.3	0.1	0.4
Total	$3.7	$0.2	$3.9

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

For the three months ended June 30, 2026, the Company recorded net restructuring charges of $2.2 million related to employee termination costs for approximately 10 employees, all of whom are expected to be terminated by December 31, 2026. For the six months ended June 30, 2026, the Company recorded net restructuring charges of $2.8 million related to employee termination costs for approximately 20 employees, all of whom are expected to be terminated by December 31, 2026. The restructuring actions were primarily related to certain changes in management structure.

For the three months ended June 30, 2025, the Company recorded net restructuring charges of $0.9 million related to employee termination costs for approximately 10 employees. For the six months ended June 30, 2025, the Company recorded net restructuring charges of $3.7 million related to employee termination costs for approximately 50 employees, primarily related to the reorganization of certain capital markets and investment companies operations. Substantially all affected employees were terminated as of December 31, 2025.

Restructuring Reserve – Employee Terminations

The Company’s employee terminations liability is included in accrued liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. Changes in the accrual for employee terminations during the six months ended June 30, 2026 were as follows:

Employee Terminations
Balance at December 31, 2025	$2.2
Restructuring charges, net	2.8
Cash paid	(1.8)
Balance at June 30, 2026	$3.2

Note 6. Retirement Plans

In 2025, the Company settled its primary defined benefit plan, as further disclosed in the Annual Report. The components of net pension plan expense for the three and six months ended June 30, 2026 and 2025 are included in investment and other loss, net on the Unaudited Condensed Consolidated Statements of Operations and were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest cost	$0.3	$2.5	$0.6	$5.1
Expected return on assets	—	(2.5)	—	(5.0)
Amortization, net	—	0.4	0.1	0.8
Net pension plan expense	$0.3	$0.4	$0.7	$0.9

Note 7. Commitments and Contingencies

Litigation

From time to time, the Company’s customers and other counterparties file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company from these parties could be considered preference items and subject to return. In addition, the Company may be party to certain litigation or other dispute resolution proceedings arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation or other proceedings will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

Note 8. Debt

The Company’s debt as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Term Loan A Facility	$107.8	$110.7
Borrowings under the Revolving Facility	96.5	61.0
Unamortized debt issuance costs	(0.3)	(0.4)
Total debt	204.0	171.3
Less: current portion of long-term debt	5.8	5.8
Long-term debt	$198.2	$165.5

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

Term Loan A Facility—The Company used the proceeds of the Term Loan A Facility and the Revolving Facility to retire the full $125.0 million of the Company’s then-outstanding Delayed Draw Term Loan A Facility. Under the Amended and Restated Credit Agreement, the Term Loan A Facility bears interest at a rate equal to the sum of the Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 2.00% to 2.50% based on the Company’s Consolidated Net Leverage Ratio. The principal amount of the loans outstanding under the Term Loan A Facility is due and payable in equal quarterly installments of 1.25% of the original principal amount of the loans during the first three years after funding, beginning on June 30, 2025, and 2.50% of the original principal amount of the loans thereafter. Voluntary prepayments of the Term Loan A Facility are permitted at any time without premium or penalty. The entire unpaid principal amount of the loans will be due and payable in full on March 13, 2030. The fair value of the Term Loan A Facility was $107.8 million and $108.8 million as of June 30, 2026 and December 31, 2025, respectively, and was determined to be Level 2 under the fair value hierarchy. The weighted-average interest rate on borrowings under the Term Loan A Facility was 5.8% and 6.5% for the six months ended June 30, 2026 and 2025, respectively.

Revolving Facility—As of June 30, 2026 and December 31, 2025, there were $96.5 million and $61.0 million, respectively, of borrowings outstanding under the Revolving Facility. The weighted-average interest rate on borrowings under the Revolving Facility was 6.0% and 6.7% for the six months ended June 30, 2026 and 2025, respectively. The fair value of the Company’s borrowing under the Revolving Facility is classified as Level 2 under the fair value hierarchy and approximated its carrying value as of June 30, 2026, as the Revolving Facility carries a variable rate of interest reflecting current market rates.

The following table summarizes interest expense, net included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest incurred	$3.8	$4.1	$6.8	$7.4
Interest income, net of loss on debt extinguishment	(0.3)	(0.3)	(0.5)	(0.5)
Interest expense, net	$3.5	$3.8	$6.3	$6.9

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

The following table presents the reconciliation of the numerator and denominator used in the calculation of net earnings per basic and diluted share and the anti-dilutive share-based awards for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net earnings per share:
Basic	$1.45	$1.30	$2.75	$2.38
Diluted	$1.44	$1.28	$2.72	$2.33
Numerator:
Net earnings	$36.4	$36.1	$69.9	$67.1
Denominator:
Weighted-average number of common shares outstanding	25.1	27.7	25.4	28.2
Dilutive awards	0.2	0.5	0.3	0.6
Diluted weighted-average number of common shares outstanding	25.3	28.2	25.7	28.8
Weighted-average number of anti-dilutive share-based awards:
Restricted stock units	0.5	0.1	0.3	0.2

Note 10. Share-based Compensation

Total share-based compensation expense was $9.3 million and $7.5 million for the three months ended June 30, 2026 and 2025, respectively, and $15.7 million and $13.5 million for the six months ended June 30, 2026 and 2025, respectively. The income tax benefit related to share-based compensation expense was $2.5 million and $2.0 million for the three months ended June 30, 2026 and 2025, respectively, and $4.7 million and $4.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, $56.8 million of total unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Units

RSUs outstanding as of June 30, 2026 and December 31, 2025, and changes during the six months ended June 30, 2026, were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2025	654	$48.58
Granted	467	49.73
Vested	(279)	50.43
Forfeited	(21)	51.91
Nonvested at June 30, 2026	821	$48.52

As of June 30, 2026, $28.6 million of unrecognized share-based compensation expense related to RSUs is expected to be recognized over a weighted-average period of 2.2 years.

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

PSUs outstanding as of June 30, 2026 and December 31, 2025, and changes during the six months ended June 30, 2026, were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2025	785	$54.24
Granted	485	54.11
Vested	(328)	41.85
Forfeited	(4)	41.85
Nonvested at June 30, 2026	938	$58.55

During the six months ended June 30, 2026, 485 thousand PSUs were granted to certain executive officers and senior management, 412 thousand of which related to the 2026 performance grant and 73 thousand of which related to additional shares issued due to the achievement of certain targets associated with the 2023 PSUs.

Year Granted	Performance / Service Period (a)	Estimated or Actual Attainment (b)	PSUs Outstanding as of June 30, 2026 (thousands)	Estimated PSU Attainment or Actual PSUs Earned (thousands)
2026	2026	57% (c)	41	23
2026	2027	(d)	41	—
2026	2028	(d)	41	—
2026	2026-2028	100% (e)	82	82
2026	2026-2028	100% (e)	207	207
			412	312

2025	2025	61% (f)	30	18
2025	2026	52% (c)	30	16
2025	2027	(d)	30	—
2025	2025-2027	100% (e)	60	60
2025	2025-2027	100% (e)	150	150
			300	244

2024	2024	66% (f)	23	15
2024	2025	0% (f)	23	—
2024	2026	50% (c)	23	12
2024	2024-2026	0% (c)	45	—
2024	2024-2026	200% (c)	112	224
			226	251

(a)
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

As of June 30, 2026, $28.2 million of unrecognized share-based compensation expense related to PSUs is expected to be recognized over a weighted-average period of 2.0 years.

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

Common Stock Repurchases

On April 16, 2026, the Board authorized the repurchase of up to $150 million of the Company’s outstanding common stock commencing on April 17, 2026, with an expiration date of December 31, 2027. This new share repurchase program replaced the previous $150 million program, which had been authorized on May 15, 2025 and was scheduled to expire on December 31, 2026. As of June 30, 2026, the remaining authorized amount was $125.4 million.

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

The Company’s stock repurchases, excluding associated excise taxes, for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock repurchases	$34.7	$34.3	$63.0	$76.1
Number of shares repurchased	763,451	787,152	1,358,233	1,648,453
Average price paid per share	$45.48	$43.56	$46.40	$46.18

Note 12. Comprehensive Income

The components of other comprehensive (loss) income and income tax expense allocated to each component for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$(0.7)	$—	$(0.7)	$(1.2)	$—	$(1.2)
Adjustment for net periodic pension and other postretirement benefits plans	—	—	—	0.1	—	0.1
Other comprehensive loss	$(0.7)	$—	$(0.7)	$(1.1)	$—	$(1.1)

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
Translation adjustments	$1.4	$—	$1.4	$1.7	$—	$1.7
Adjustment for net periodic pension and other postretirement benefits plans	0.4	0.1	0.3	0.8	0.2	0.6
Other comprehensive income	$1.8	$0.1	$1.7	$2.5	$0.2	$2.3

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

The following tables summarize changes in accumulated other comprehensive loss by component for the three months ended June 30, 2026 and 2025:

	Pension and Other Postretirement Benefits Plans	Translation Adjustments	Total
Balance at March 31, 2026	$(5.2)	$(14.8)	$(20.0)
Other comprehensive loss before reclassifications	—	(0.7)	(0.7)
Balance at June 30, 2026	$(5.2)	$(15.5)	$(20.7)

	Pension and Other Postretirement Benefits Plans	Translation Adjustments	Total
Balance at March 31, 2025	$(66.1)	$(15.2)	$(81.3)
Other comprehensive income before reclassifications	—	1.4	1.4
Reclassifications:
Amortization of net actuarial loss (a)	0.4	—	0.4
Less: Income tax	0.1	—	0.1
Reclassifications, net of tax	0.3	—	0.3
Net change in accumulated other comprehensive loss	0.3	1.4	1.7
Balance at June 30, 2025	$(65.8)	$(13.8)	$(79.6)

__________________

(a)
The amortization of net actuarial loss is included in investment and other loss, net on the Unaudited Condensed Consolidated Statements of Operations.

The following tables summarize changes in accumulated other comprehensive loss by component for the six months ended June 30, 2026 and 2025:

	Pension and Other Postretirement Benefits Plans	Translation Adjustments	Total
Balance at December 31, 2025	$(5.3)	$(14.3)	$(19.6)
Other comprehensive loss before reclassifications	—	(1.2)	(1.2)
Reclassifications:
Amortization of net actuarial loss (a)	0.1	—	0.1
Reclassifications, net of tax	0.1	—	0.1
Net change in accumulated other comprehensive loss	0.1	(1.2)	(1.1)
Balance at June 30, 2026	$(5.2)	$(15.5)	$(20.7)

	Pension and Other Postretirement Benefits Plans	Translation Adjustments	Total
Balance at December 31, 2024	$(66.4)	$(15.5)	$(81.9)
Other comprehensive income before reclassifications	—	1.7	1.7
Reclassifications:
Amortization of net actuarial loss (a)	0.8	—	0.8
Less: Income tax	0.2	—	0.2
Reclassifications, net of tax	0.6	—	0.6
Net change in accumulated other comprehensive loss	0.6	1.7	2.3
Balance at June 30, 2025	$(65.8)	$(13.8)	$(79.6)

__________________

(a)
The amortization of net actuarial loss is included in investment and other loss, net on the Unaudited Condensed Consolidated Statements of Operations.

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

The following tables include selected financial data for the Company’s reportable segments for the three and six months ended June 30, 2026 and 2025:

	Capital Markets - Software Solutions	Capital Markets - Compliance and Communications Management	Investment Companies - Software Solutions	Investment Companies - Compliance and Communications Management	Total
Three Months Ended June 30, 2026
Net sales	$65.7	$95.9	$33.7	$28.9	$224.2
Less:
Cost of sales (a)	14.7	34.4	13.3	13.6
SG&A expenses (a)	27.3	21.4	5.7	3.4
Other segment items (a)	—	(0.1)	0.1	—
Segment Adjusted EBITDA	$23.7	$40.2	$14.6	$11.9	$90.4
Reconciliation of total Segment Adjusted EBITDA
Corporate (b)					(8.1)
Restructuring, impairment and other charges, net					(2.3)
Share-based compensation expense					(9.3)
Non-income tax, net					0.3
Depreciation and amortization					(15.0)
Interest expense, net					(3.5)
Investment and other loss, net					(0.4)
Earnings before income taxes					$52.1

Three Months Ended June 30, 2025
Net sales	$59.1	$93.5	$33.1	$32.4	$218.1
Less:
Cost of sales (a)	13.6	37.0	12.8	15.8
SG&A expenses (a)	23.2	19.6	6.0	4.0
Other segment items (a)	(0.1)	0.1	0.1	—
Segment Adjusted EBITDA	$22.4	$36.8	$14.2	$12.6	$86.0
Reconciliation of total Segment Adjusted EBITDA
Corporate (b)					(9.7)
Restructuring, impairment and other charges, net					(1.0)
Share-based compensation expense					(7.5)
Non-income tax, net					0.1
Depreciation and amortization					(15.1)
Interest expense, net					(3.8)
Investment and other loss, net					(0.3)
Earnings before income taxes					$48.7

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Capital Markets - Software Solutions	Capital Markets - Compliance and Communications Management	Investment Companies - Software Solutions	Investment Companies - Compliance and Communications Management	Total
Six Months Ended June 30, 2026
Net sales	$124.3	$178.7	$66.8	$59.9	$429.7
Less:
Cost of sales (a)	28.6	67.3	27.1	28.4
SG&A expenses (a)	52.8	37.6	11.9	7.5
Other segment items (a)	—	(0.1)	0.1	—
Segment Adjusted EBITDA	$42.9	$73.9	$27.7	$24.0	$168.5
Reconciliation of total Segment Adjusted EBITDA
Corporate (b)					(15.6)
Restructuring, impairment and other charges, net					(3.0)
Share-based compensation expense					(15.7)
Non-income tax, net					0.3
Depreciation and amortization					(30.0)
Interest expense, net					(6.3)
Investment and other loss, net					(0.7)
Earnings before income taxes					$97.5

Six Months Ended June 30, 2025
Net sales	$111.0	$177.4	$65.8	$65.0	$419.2
Less:
Cost of sales (a)	27.9	67.4	26.1	32.0
SG&A expenses (a)	46.8	36.5	12.7	8.2
Segment Adjusted EBITDA	$36.3	$73.5	$27.0	$24.8	$161.6
Reconciliation of total Segment Adjusted EBITDA
Corporate (b)					(17.1)
Restructuring, impairment and other charges, net					(3.9)
Share-based compensation expense					(13.5)
Gain on sale of long-lived assets					0.5
Non-income tax, net					0.2
Depreciation and amortization					(29.2)
Interest expense, net					(6.9)
Investment and other loss, net					(0.8)
Earnings before income taxes					$90.9

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

Donnelley Financial Solutions, Inc. and Subsidiaries (“DFIN”)

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

(in millions, except per share data, unless otherwise indicated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation and amortization
Capital Markets - Software Solutions	$7.6	$7.7	$15.2	$14.7
Capital Markets - Compliance and Communications Management	1.7	1.7	3.3	3.1
Investment Companies - Software Solutions	5.0	4.7	9.8	9.5
Investment Companies - Compliance and Communications Management	0.7	1.0	1.7	1.9
Total operating segments	15.0	15.1	30.0	29.2
Corporate	—	—	—	—
Total	$15.0	$15.1	$30.0	$29.2

Capital expenditures
Capital Markets - Software Solutions	$6.5	$8.5	$11.8	$14.7
Capital Markets - Compliance and Communications Management	2.1	2.4	3.6	4.4
Investment Companies - Software Solutions	4.4	4.3	7.2	8.8
Investment Companies - Compliance and Communications Management	0.2	0.6	0.5	1.1
Total operating segments	13.2	15.8	23.1	29.0
Corporate	0.3	0.9	0.8	1.0
Total	$13.5	$16.7	$23.9	$30.0

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

Executive Overview

Second Quarter Overview

Net sales for the three months ended June 30, 2026 increased by $6.1 million, or 2.8%, to $224.2 million from $218.1 million for the three months ended June 30, 2025, including a $0.2 million, or 0.1%, increase due to changes in foreign currency exchange rates. Net sales increased due to higher software solutions net sales of $7.2 million and higher tech-enabled services net sales of $5.0 million, partially offset by lower print and distribution net sales of $6.1 million. The increase in software solutions net sales was primarily driven by higher ActiveDisclosure net sales of $6.4 million. The increase in tech-enabled services net sales was primarily driven by higher capital markets transactional volumes, partially offset by lower compliance volumes. The decrease in print and distribution net sales was primarily driven by lower compliance volumes.

Income from operations for the three months ended June 30, 2026 increased by $3.2 million, or 6.1%, to $56.0 million from $52.8 million for the three months ended June 30, 2025, primarily due to higher net sales of $6.1 million, as described above, and lower cost of sales of $3.0 million, partially offset by higher SG&A expenses of $4.7 million and higher restructuring, impairment and other charges, net of $1.3 million. The decrease in cost of sales was primarily driven by lower print and distribution sales volumes and cost control initiatives. The increase in SG&A expenses was primarily driven by higher share-based compensation expense of $1.8 million, higher selling expense, higher bad debt expense of $1.2 million and higher incentive compensation expense, partially offset by lower consulting expense.

Year-to-Date Overview

Net sales for the six months ended June 30, 2026 increased by $10.5 million, or 2.5%, to $429.7 million from $419.2 million for the six months ended June 30, 2025, including a $1.3 million, or 0.3%, increase due to changes in foreign currency exchange rates. Net sales increased due to higher software solutions net sales of $14.3 million, partially offset by lower print and distribution net sales of $2.4 million and lower tech-enabled services net sales of $1.4 million. The increase in software solutions net sales was primarily driven by higher ActiveDisclosure net sales of $10.9 million and higher Venue net sales of $2.4 million. The decreases in tech-enabled services and print and distribution net sales were both primarily driven by lower compliance volumes, partially offset by higher capital markets transactional volumes.

Income from operations of $104.5 million for the six months ended June 30, 2026 increased by $5.9 million, or 6.0%, as compared to the six months ended June 30, 2025, primarily due to higher net sales of $10.5 million, as described above, and lower cost of sales of $2.1 million, partially offset by higher SG&A expenses of $6.3 million. The decrease in cost of sales was primarily driven by lower print and distribution sales volumes, lower tech-enabled services sales volumes and cost control initiatives. The increase in SG&A expenses was primarily driven by higher selling expense, higher share-based compensation expense of $2.2 million, higher bad debt expense of $2.1 million and higher overhead costs, partially offset by cost control initiatives.

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

Results of Operations for the Three and Six Months Ended June 30, 2026 as Compared to the Three and Six Months Ended June 30, 2025

The following table shows the results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Net sales
Software solutions	$99.4	$92.2	$7.2	7.8%	$191.1	$176.8	$14.3	8.1%
Tech-enabled services	90.2	85.2	5.0	5.9%	160.3	161.7	(1.4)	(0.9%)
Print and distribution	34.6	40.7	(6.1)	(15.0%)	78.3	80.7	(2.4)	(3.0%)
Total net sales	224.2	218.1	6.1	2.8%	429.7	419.2	10.5	2.5%
Cost of sales (a)
Software solutions	28.2	26.4	1.8	6.8%	55.8	54.0	1.8	3.3%
Tech-enabled services	29.8	31.6	(1.8)	(5.7%)	56.6	58.9	(2.3)	(3.9%)
Print and distribution	18.2	21.2	(3.0)	(14.2%)	37.7	39.3	(1.6)	(4.1%)
Total cost of sales	76.2	79.2	(3.0)	(3.8%)	150.1	152.2	(2.1)	(1.4%)
Selling, general and administrative expenses (a)	74.7	70.0	4.7	6.7%	142.1	135.8	6.3	4.6%
Depreciation and amortization	15.0	15.1	(0.1)	(0.7%)	30.0	29.2	0.8	2.7%
Restructuring, impairment and other charges, net	2.3	1.0	1.3	nm	3.0	3.9	(0.9)	(23.1%)
Other operating income, net	—	—	—	—	—	(0.5)	0.5	(100.0%)
Income from operations	56.0	52.8	3.2	6.1%	104.5	98.6	5.9	6.0%
Interest expense, net	3.5	3.8	(0.3)	(7.9%)	6.3	6.9	(0.6)	(8.7%)
Investment and other loss, net	0.4	0.3	0.1	33.3%	0.7	0.8	(0.1)	(12.5%)
Earnings before income taxes	52.1	48.7	3.4	7.0%	97.5	90.9	6.6	7.3%
Income tax expense	15.7	12.6	3.1	24.6%	27.6	23.8	3.8	16.0%
Net earnings	$36.4	$36.1	$0.3	0.8%	$69.9	$67.1	$2.8	4.2%

(a)
Exclusive of depreciation and amortization

Consolidated

Three Months Ended June 30, 2026 as compared to the Three Months Ended June 30, 2025

Net sales of software solutions of $99.4 million for the three months ended June 30, 2026 increased by $7.2 million, or 7.8%, as compared to the three months ended June 30, 2025. Net sales of software solutions increased primarily due to higher ActiveDisclosure net sales of $6.4 million, largely driven by higher sales volumes.

Net sales of tech-enabled services of $90.2 million for the three months ended June 30, 2026 increased by $5.0 million, or 5.9%, as compared to the three months ended June 30, 2025. Net sales of tech-enabled services increased primarily due to higher capital markets net sales of $5.9 million, largely driven by higher transactional volumes, partially offset by lower compliance volumes.

Net sales of print and distribution of $34.6 million for the three months ended June 30, 2026 decreased by $6.1 million, or 15.0%, as compared to the three months ended June 30, 2025. Net sales of print and distribution decreased due to lower capital markets net sales of $3.5 million and lower investment companies net sales of $2.6 million. The decreases in capital markets and investment companies net sales were both largely driven by lower compliance volumes.

Software solutions cost of sales of $28.2 million for the three months ended June 30, 2026 increased by $1.8 million, or 6.8%, as compared to the three months ended June 30, 2025. Software solutions cost of sales increased primarily due to higher sales volumes. As a percentage of software solutions net sales, software solutions cost of sales decreased by 0.2%.

Tech-enabled services cost of sales of $29.8 million for the three months ended June 30, 2026 decreased by $1.8 million, or 5.7%, as compared to the three months ended June 30, 2025. Tech-enabled services cost of sales decreased primarily due to a higher proportion of transactional net sales, which generally have higher margins as compared to compliance net sales, as well as cost control initiatives. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales decreased by 4.1%, largely driven by a higher proportion of transactional net sales, which generally have higher margins as compared to compliance net sales, as well as cost control initiatives.

Print and distribution cost of sales of $18.2 million for the three months ended June 30, 2026 decreased by $3.0 million, or 14.2%, as compared to the three months ended June 30, 2025. Print and distribution cost of sales decreased primarily due to lower sales volumes and cost control initiatives. As a percentage of print and distribution net sales, print and distribution cost of sales increased by 0.5%.

SG&A expenses of $74.7 million for the three months ended June 30, 2026 increased by $4.7 million, or 6.7%, as compared to the three months ended June 30, 2025. SG&A expenses increased primarily due to higher share-based compensation expense of $1.8 million, higher selling expense as a result of the increase in net sales, higher bad debt expense of $1.2 million and higher incentive compensation expense, partially offset by lower consulting expense. As a percentage of net sales, SG&A expenses increased to 33.3% for the three months ended June 30, 2026 from 32.1% for the three months ended June 30, 2025.

Depreciation and amortization of $15.0 million for the three months ended June 30, 2026 decreased by $0.1 million, or 0.7%, as compared to the three months ended June 30, 2025.

Restructuring, impairment and other charges, net of $2.3 million for the three months ended June 30, 2026 increased by $1.3 million, as compared to the three months ended June 30, 2025. For the three months ended June 30, 2026, these charges included $2.2 million of employee termination costs for approximately 10 employees. For the three months ended June 30, 2025, these charges included $0.9 million of employee termination costs for approximately 10 employees.

Income from operations of $56.0 million for the three months ended June 30, 2026 increased by $3.2 million, or 6.1%, as compared to the three months ended June 30, 2025. Income from operations increased primarily due to higher net sales of $6.1 million, as described above, and lower cost of sales of $3.0 million, partially offset by higher SG&A expenses of $4.7 million and higher restructuring, impairment and other charges, net of $1.3 million. The decrease in cost of sales was primarily driven by lower print and distribution sales volumes and cost control initiatives. The increase in SG&A expenses was primarily driven by higher share-based compensation expense of $1.8 million, higher selling expense, higher bad debt expense of $1.2 million and higher incentive compensation expense, partially offset by lower consulting expense.

Interest expense, net of $3.5 million for the three months ended June 30, 2026 decreased by $0.3 million, or 7.9%, as compared to the three months ended June 30, 2025.

The effective income tax rate was 30.1% for the three months ended June 30, 2026 as compared to 25.9% for the three months ended June 30, 2025. The increase in the effective income tax rate was primarily driven by a net decrease in valuation allowances during the three months ended June 30, 2025 and the net unfavorable impact of discrete adjustments.

Six Months Ended June 30, 2026 as compared to the Six Months Ended June 30, 2025

Net sales of software solutions of $191.1 million for the six months ended June 30, 2026 increased by $14.3 million, or 8.1%, as compared to the six months ended June 30, 2025. Net sales of software solutions increased primarily due to higher ActiveDisclosure net sales of $10.9 million and higher Venue net sales of $2.4 million, both largely driven by higher sales volumes.

Net sales of tech-enabled services of $160.3 million for the six months ended June 30, 2026 decreased by $1.4 million, or 0.9%, as compared to the six months ended June 30, 2025. Net sales of tech-enabled services decreased due to lower investment companies net sales of $0.8 million and lower capital markets net sales of $0.6 million. The decrease in investment companies net sales was largely driven by lower compliance volumes and the decrease in capital markets net sales was largely driven by lower compliance volumes, partially offset by higher transactional volumes.

Net sales of print and distribution of $78.3 million for the six months ended June 30, 2026 decreased by $2.4 million, or 3.0%, as compared to the six months ended June 30, 2025. Net sales of print and distribution decreased due to lower investment companies net sales of $4.3 million, partially offset by higher capital markets net sales of $1.9 million. The decrease in investment companies net sales was largely driven by lower compliance volumes, whereas the increase in capital markets net sales was largely driven by higher transactional volumes, partially offset by lower compliance volumes.

Software solutions cost of sales of $55.8 million for the six months ended June 30, 2026 increased by $1.8 million, or 3.3%, as compared to the six months ended June 30, 2025, primarily due to higher sales volumes. As a percentage of software solutions net sales, software solutions cost of sales decreased by 1.3%, largely driven by higher sales volumes.

Tech-enabled services cost of sales of $56.6 million for the six months ended June 30, 2026 decreased by $2.3 million, or 3.9%, as compared to the six months ended June 30, 2025 primarily due to lower sales volumes, cost control initiatives and a higher proportion of transactional net sales, which generally have higher margins as compared to compliance net sales. As a percentage of tech-enabled services net sales, tech-enabled services cost of sales decreased by 1.1%, largely driven by cost control initiatives and a higher proportion of transactional net sales, which generally have higher margins as compared to compliance net sales.

Print and distribution cost of sales of $37.7 million for the six months ended June 30, 2026 decreased by $1.6 million, or 4.1%, as compared to the six months ended June 30, 2025. Print and distribution cost of sales decreased primarily due to lower sales volumes and cost control initiatives. As a percentage of print and distribution net sales, print and distribution cost of sales decreased by 0.6%.

SG&A expenses of $142.1 million for the six months ended June 30, 2026 increased by $6.3 million, or 4.6%, as compared to the six months ended June 30, 2025. SG&A expenses increased primarily due to higher selling expense as a result of the increase in net sales, higher share-based compensation expense of $2.2 million, higher bad debt expense of $2.1 million and higher overhead costs, partially offset by cost control initiatives. As a percentage of net sales, SG&A expenses increased to 33.1% for the six months ended June 30, 2026 from 32.4% for the six months ended June 30, 2025.

Depreciation and amortization of $30.0 million for the six months ended June 30, 2026 increased by $0.8 million, or 2.7%, as compared to the six months ended June 30, 2025. Depreciation and amortization increased due to higher software amortization expense, driven by additional software development.

Restructuring, impairment and other charges, net of $3.0 million for the six months ended June 30, 2026 decreased by $0.9 million, or 23.1%, as compared to the six months ended June 30, 2025. For the six months ended June 30, 2026, these charges included $2.8 million of employee termination costs for approximately 20 employees. For the six months ended June 30, 2025, these charges included $3.7 million of employee termination costs for approximately 50 employees.

Income from operations of $104.5 million for the six months ended June 30, 2026 increased by $5.9 million, or 6.0%, as compared to the six months ended June 30, 2025 primarily due to higher net sales of $10.5 million, as described above, and lower cost of sales of $2.1 million, partially offset by higher SG&A expenses of $6.3 million. The decrease in cost of sales was primarily driven by lower print and distribution sales volumes, lower tech-enabled services sales volumes and cost control initiatives. The increase in SG&A expenses was primarily driven by higher selling expense, higher share-based compensation expense of $2.2 million, higher bad debt expense of $2.1 million and higher overhead costs, partially offset by cost control initiatives.

Interest expense, net of $6.3 million for the six months ended June 30, 2026 decreased by $0.6 million, or 8.7%, as compared to the six months ended June 30, 2025.

The effective income tax rate was 28.3% for the six months ended June 30, 2026, as compared to 26.2% for the six months ended June 30, 2025. The increase in the effective income tax rate was primarily driven by a net decrease in valuation allowances during the six months ended June 30, 2025 and a decrease in the net favorable impact of discrete adjustments.

Information by Segment

The following tables summarize net sales, Segment Adjusted EBITDA and Segment Adjusted EBITDA margin within each of the operating segments for the three and six months ended June 30, 2026 and 2025:

Capital Markets – Software Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Net sales	$65.7	$59.1	$6.6	11.2%	$124.3	$111.0	$13.3	12.0%
Segment Adjusted EBITDA	23.7	22.4	1.3	5.8%	42.9	36.3	6.6	18.2%
Segment Adjusted EBITDA margin	36.1%	37.9%	nm	(180 bps)	34.5%	32.7%	nm	180 bps

nm – Not meaningful

Three Months Ended June 30, 2026 as compared to the Three Months Ended June 30, 2025

Net sales of $65.7 million for the three months ended June 30, 2026 increased by $6.6 million, or 11.2%, as compared to the three months ended June 30, 2025, primarily due to higher ActiveDisclosure net sales of $6.4 million, largely driven by higher sales volumes.

Segment Adjusted EBITDA of $23.7 million for the three months ended June 30, 2026 increased by $1.3 million, or 5.8%, as compared to the three months ended June 30, 2025, due to higher net sales of $6.6 million, partially offset by higher SG&A expenses of $4.1 million and higher cost of sales of $1.1 million. The increase in SG&A expenses was primarily due to higher selling expense as a result of the increase in net sales and higher incentive compensation expense, whereas the increase in cost of sales was primarily due to a higher allocation of overhead costs.

Segment Adjusted EBITDA margin decreased by approximately 180 basis points (“bps”) from 37.9% for the three months ended June 30, 2025 to 36.1% for the three months ended June 30, 2026, primarily due to an approximately 230 bps increase in SG&A expense as a percentage of net sales, largely driven by higher selling expense and higher incentive compensation expense.

Six Months Ended June 30, 2026 as compared to the Six Months Ended June 30, 2025

Net sales of $124.3 million for the six months ended June 30, 2026 increased by $13.3 million, or 12.0%, as compared to the six months ended June 30, 2025, due to higher ActiveDisclosure net sales of $10.9 million and higher Venue net sales of $2.4 million, both largely driven by higher sales volumes.

Segment Adjusted EBITDA of $42.9 million for the six months ended June 30, 2026 increased by $6.6 million, or 18.2%, as compared to the six months ended June 30, 2025, primarily due to higher net sales of $13.3 million, partially offset by higher SG&A expenses of $6.0 million, largely driven by higher selling expense as a result of the increase in net sales, higher bad debt expense of $1.6 million and a higher allocation of overhead costs.

Segment Adjusted EBITDA margin increased by approximately 180 bps from 32.7% for the six months ended June 30, 2025 to 34.5% for the six months ended June 30, 2026, primarily due to an approximately 210 bps decrease in cost of sales as a percentage of net sales, largely driven by higher net sales.

Capital Markets – Compliance and Communications Management

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Net sales	$95.9	$93.5	$2.4	2.6%	$178.7	$177.4	$1.3	0.7%
Segment Adjusted EBITDA	40.2	36.8	3.4	9.2%	73.9	73.5	0.4	0.5%
Segment Adjusted EBITDA margin	41.9%	39.4%	nm	250 bps	41.4%	41.4%	nm	—

nm – Not meaningful

Three Months Ended June 30, 2026 as compared to the Three Months Ended June 30, 2025

Net sales of $95.9 million for the three months ended June 30, 2026 increased by $2.4 million, or 2.6%, as compared to the three months ended June 30, 2025, due to higher tech-enabled services net sales of $5.9 million, partially offset by lower print and distribution net sales of $3.5 million. The increase in tech-enabled services net sales was largely driven by higher transactional volumes, partially offset by lower compliance volumes, whereas the decrease in print and distribution net sales was largely driven by lower compliance volumes.

Segment Adjusted EBITDA of $40.2 million for the three months ended June 30, 2026 increased by $3.4 million, or 9.2%, as compared to the three months ended June 30, 2025, primarily due to lower cost of sales of $2.6 million and higher net sales of $2.4 million, partially offset by higher SG&A expenses of $1.8 million. The decrease in cost of sales was largely driven by lower print and distribution net sales and cost control initiatives, whereas the increase in SG&A expenses was largely driven by higher bad debt expense of $1.3 million.

Segment Adjusted EBITDA margin increased by approximately 250 bps from 39.4% for the three months ended June 30, 2025 to 41.9% for the three months ended June 30, 2026, primarily due to an approximately 370 bps decrease in cost of sales as a percentage of net sales, largely driven by a higher proportion of transactional net sales, which generally have higher margins, as compared to compliance net sales, and cost control initiatives, partially offset by an approximately 130 bps increase in SG&A expenses as a percentage of net sales, largely driven by higher bad debt expense.

Six Months Ended June 30, 2026 as compared to the Six Months Ended June 30, 2025

Net sales of $178.7 million for the six months ended June 30, 2026 increased by $1.3 million, or 0.7%, as compared to the six months ended June 30, 2025, due to higher print and distribution net sales of $1.9 million, partially offset by lower tech-enabled services net sales of $0.6 million. The increase in print and distribution net sales was largely driven by higher transactional volumes, partially offset by lower compliance volumes, whereas the decrease in tech-enabled services net sales was largely driven by lower compliance volumes, partially offset by higher transactional volumes.

Segment Adjusted EBITDA of $73.9 million for the six months ended June 30, 2026 increased by $0.4 million, or 0.5%, as compared to the six months ended June 30, 2025, primarily due to higher net sales of $1.3 million.

Segment Adjusted EBITDA margin for the six months ended June 30, 2026 was flat as compared to the six months ended June 30, 2025.

Investment Companies – Software Solutions

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Net sales	$33.7	$33.1	$0.6	1.8%	$66.8	$65.8	$1.0	1.5%
Segment Adjusted EBITDA	14.6	14.2	0.4	2.8%	27.7	27.0	0.7	2.6%
Segment Adjusted EBITDA margin	43.3%	42.9%	nm	40 bps	41.5%	41.0%	nm	50 bps

nm – Not meaningful

Three Months Ended June 30, 2026 as compared to the Three Months Ended June 30, 2025

Net sales of $33.7 million for the three months ended June 30, 2026 increased by $0.6 million, or 1.8%, as compared to the three months ended June 30, 2025, primarily due to price increases.

Segment Adjusted EBITDA of $14.6 million for the three months ended June 30, 2026 increased by $0.4 million, or 2.8%, as compared to the three months ended June 30, 2025, primarily due to higher net sales.

Segment Adjusted EBITDA margin increased by approximately 40 bps from 42.9% for the three months ended June 30, 2025 to 43.3% for the three months ended June 30, 2026, primarily due to higher net sales.

Six Months Ended June 30, 2026 as compared to the Six Months Ended June 30, 2025

Net sales of $66.8 million for the six months ended June 30, 2026 increased by $1.0 million, or 1.5%, as compared to the six months ended June 30, 2025, primarily due to price increases.

Segment Adjusted EBITDA of $27.7 million for the six months ended June 30, 2026 increased by $0.7 million, or 2.6%, as compared to the six months ended June 30, 2025, primarily due to higher net sales.

Segment Adjusted EBITDA margin increased by approximately 50 bps from 41.0% for the six months ended June 30, 2025 to 41.5% for the six months ended June 30, 2026, primarily due to higher net sales.

Investment Companies – Compliance and Communications Management

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Net sales	$28.9	$32.4	$(3.5)	(10.8%)	$59.9	$65.0	$(5.1)	(7.8%)
Segment Adjusted EBITDA	11.9	12.6	(0.7)	(5.6%)	24.0	24.8	(0.8)	(3.2%)
Segment Adjusted EBITDA margin	41.2%	38.9%	nm	230 bps	40.1%	38.2%	nm	190 bps

nm – Not meaningful

Three Months Ended June 30, 2026 as compared to the Three Months Ended June 30, 2025

Net sales of $28.9 million for the three months ended June 30, 2026 decreased by $3.5 million, or 10.8%, as compared to the three months ended June 30, 2025, primarily due to lower print and distribution net sales of $2.6 million, largely driven by lower compliance volumes.

Segment Adjusted EBITDA of $11.9 million for the three months ended June 30, 2026 decreased by $0.7 million, or 5.6%, as compared to the three months ended June 30, 2025, primarily due to lower net sales of $3.5 million, partially offset by lower cost of sales of $2.2 million, largely driven by lower sales volumes.

Segment Adjusted EBITDA margin increased by approximately 230 bps from 38.9% for the three months ended June 30, 2025 to 41.2% for the three months ended June 30, 2026, primarily due to an approximately 170 bps decrease in cost of sales as a percentage of net sales, largely driven by a higher proportion of tech-enabled services net sales, which generally have higher margins, as compared to print and distribution net sales.

Six Months Ended June 30, 2026 as compared to the Six Months Ended June 30, 2025

Net sales of $59.9 million for the six months ended June 30, 2026 decreased by $5.1 million, or 7.8%, as compared to the six months ended June 30, 2025, primarily due to lower print and distribution net sales of $4.3 million, largely driven by lower compliance volumes.

Segment Adjusted EBITDA of $24.0 million for the six months ended June 30, 2026 decreased by $0.8 million, or 3.2%, as compared to the six months ended June 30, 2025, primarily due to lower net sales of $5.1 million, partially offset by lower cost of sales of $3.6 million, largely driven by lower sales volumes.

Segment Adjusted EBITDA margin increased by approximately 190 bps from 38.2% for the six months ended June 30, 2025 to 40.1% for the six months ended June 30, 2026, primarily due to an approximately 180 bps decrease in cost of sales as a percentage of net sales, largely driven by a higher proportion of tech-enabled services net sales, which generally have higher margins, as compared to print and distribution net sales.

Corporate

The following table summarizes unallocated expenses within Corporate for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Unallocated expenses	$8.1	$9.7	$(1.6)	(16.5%)	$15.6	$17.1	$(1.5)	(8.8%)

Three Months Ended June 30, 2026 as compared to the Three Months Ended June 30, 2025

Corporate unallocated expenses of $8.1 million for the three months ended June 30, 2026 decreased by $1.6 million, or 16.5%, as compared to the three months ended June 30, 2025, primarily due to lower consulting expense.

Six Months Ended June 30, 2026 as compared to the Six Months Ended June 30, 2025

Corporate unallocated expenses of $15.6 million for the six months ended June 30, 2026 decreased by $1.5 million, or 8.8%, as compared to the six months ended June 30, 2025, primarily due to lower healthcare and consulting expenses.

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

The following table reconciles net earnings to Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net earnings	$36.4	$36.1	$69.9	$67.1
Restructuring, impairment and other charges, net	2.3	1.0	3.0	3.9
Share-based compensation expense	9.3	7.5	15.7	13.5
Non-income tax, net	(0.3)	(0.1)	(0.3)	(0.2)
Gain on sale of long-lived assets	—	—	—	(0.5)
Depreciation and amortization	15.0	15.1	30.0	29.2
Interest expense, net	3.5	3.8	6.3	6.9
Investment and other loss, net	0.4	0.3	0.7	0.8
Income tax expense	15.7	12.6	27.6	23.8
Adjusted EBITDA	$82.3	$76.3	$152.9	$144.5

Restructuring, impairment and other charges, net—Included employee termination costs of $2.2 million and $2.8 million for the three and six months ended June 30, 2026, respectively, and $0.9 million and $3.7 million for the three and six months ended June 30, 2025, respectively. Refer to Note 5, Restructuring, Impairment and Other Charges, net, to the Unaudited Condensed Consolidated Financial Statements for additional information.

Share-based compensation expense—Included charges of $9.3 million and $15.7 million for the three and six months ended June 30, 2026, respectively, and $7.5 million and $13.5 million for the three and six months ended June 30, 2025, respectively.

Non-income tax, net—Included income of $0.3 million for both the three and six months ended June 30, 2026, and $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, related to certain estimated non-income tax exposures.

Gain on sale of long-lived assets—Included a gain of $0.5 million for the six months ended June 30, 2025.

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

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes. The Company has the ability to repatriate foreign cash, associated with foreign earnings previously subjected to U.S. tax, with minimal additional tax consequences. The Company maintains its assertion of indefinite reinvestment on all foreign earnings and other outside basis differences to indicate that the Company remains indefinitely reinvested in operations outside of the U.S., with the exception of the previously taxed foreign earnings already subject to U.S. tax. The Company did not repatriate excess cash of previously taxed earnings at its foreign subsidiaries to the U.S. during the six months ended June 30, 2026. The Company repatriated $14.0 million of excess cash of previously taxed earnings at its foreign subsidiaries to the U.S. during the year ended December 31, 2025. The Company is evaluating whether to make any cash repatriations in the future.

Cash and cash equivalents were $25.3 million at June 30, 2026, which included $3.3 million in the U.S. and $22.0 million at international locations.

The following table describes the Company’s cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(in millions)
Net cash provided by operating activities	$69.1	$30.7
Net cash used in investing activities	(23.8)	(29.9)
Net cash used in financing activities	(44.0)	(25.5)
Effect of exchange rate on cash and cash equivalents	(0.5)	1.2
Net increase (decrease) in cash and cash equivalents	$0.8	$(23.5)

Cash Flows Provided by Operating Activities

Operating cash inflows and outflows are largely attributable to sales of the Company’s services and products as well as recurring expenditures for labor and other operating activities.

Net cash provided by operating activities was $69.1 million for the six months ended June 30, 2026 as compared to $30.7 million for the six months ended June 30, 2025. The change in net cash provided by operating activities of $38.4 million was primarily due to the following factors:

	Six Months Ended June 30,
	2026	2025	$ Change
	(in millions)
Net earnings	$69.9	$67.1	$2.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Other adjustments, net	56.0	49.5	6.5
Changes in operating assets and liabilities:
Accrued liabilities and other	(5.7)	(30.5)	24.8
Receivables, net	(57.4)	(67.6)	10.2
Accounts payable	1.0	10.5	(9.5)
Other changes, net	5.3	1.7	3.6
Net cash provided by operating activities	$69.1	$30.7	$38.4

•
Accrued liabilities and other resulted in a $24.8 million favorable impact to net cash provided by operating activities for the six months ended June 30, 2026, compared to the prior year period. The decrease in cash used was primarily due to lower 2026 payments of employee-related compensation, including sales commissions and incentive compensation, as a result of the Company’s 2025 operating results and increases in customer and vendor accruals.
•
Receivables, net resulted in a $10.2 million favorable impact to net cash provided by operating activities for the six months ended June 30, 2026, compared to the prior year period. The decrease in cash used was primarily due to timing of collections.
•
Accounts payable resulted in a $9.5 million unfavorable impact to net cash provided by operating activities for the six months ended June 30, 2026, compared to the prior year period. The decrease in cash provided by accounts payable was primarily due to timing of supplier payments.
•
Income tax payments decreased by $4.1 million to $16.7 million for the six months ended June 30, 2026, compared to the prior year period, primarily due to a favorable cash tax impact of the research and development expenditures provisions of the One Big Beautiful Bill Act.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $23.8 million for the six months ended June 30, 2026, which primarily consisted of $23.9 million of capital expenditures, substantially all related to investments in software development. The Company currently expects capital expenditures to be approximately $55 million to $60 million for the year ending December 31, 2026.

Net cash used in investing activities was $29.9 million for the six months ended June 30, 2025, which primarily consisted of $30.0 million of capital expenditures, substantially all related to investments in software development.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $44.0 million for the six months ended June 30, 2026. During the six months ended June 30, 2026, the Company received $123.0 million of proceeds from the Revolving Facility borrowings, partially offset by $87.5 million of payments on the Revolving Facility borrowings. The Company’s common stock repurchases for the six months ended June 30, 2026 totaled $76.2 million, which included $62.6 million of repurchases under the stock repurchase program and $13.6 million associated with vesting of the Company’s equity awards.

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

Debt

The Company’s debt as of June 30, 2026 and December 31, 2025 consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Term Loan A Facility	$107.8	$110.7
Borrowings under the Revolving Facility	96.5	61.0
Unamortized debt issuance costs	(0.3)	(0.4)
Total debt	204.0	171.3
Less: current portion of long-term debt	5.8	5.8
Long-term debt	$198.2	$165.5

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

As of June 30, 2026, there were $96.5 million of borrowings outstanding under the Revolving Facility as well as $1.4 million in outstanding letters of credit, all of which reduced the availability under the Revolving Facility. Based on the Company’s results of operations for the twelve months ended June 30, 2026 and existing debt, the Company would have had the ability to utilize the remaining $202.1 million of the Revolving Facility and not have been in violation of the terms of the agreement.

The current availability under the Revolving Facility and net available liquidity as of June 30, 2026 are shown in the table below:

June 30, 2026
Availability	(in millions)
Revolving Facility	$300.0
Availability reduction from covenants	—
$300.0
Usage
Borrowings under the Revolving Facility	96.5
Impact on availability related to outstanding letters of credit	1.4
$97.9

Current availability	$202.1
Cash and cash equivalents	25.3
Net Available Liquidity	$227.4

The Company was in compliance with its debt covenants as of June 30, 2026, and expects to remain in compliance based on management’s estimates of operating and financial results for fiscal year 2026 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s services and products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.

The failure of a financial institution supporting the Revolving Facility would reduce the size of the Company’s committed facility unless a replacement institution was added. As of June 30, 2026, the Revolving Facility is supported by thirteen U.S. and international financial institutions.

As of June 30, 2026, the Company met all the conditions required to borrow under the Revolving Facility, and management expects the Company to continue to meet the applicable borrowing conditions.

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

Item 4. Controls and Procedures

(a)
Disclosure controls and procedures.

Management, together with the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) of the Exchange Act) as of June 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

(b)
Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 7, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There were no material changes during the three months ended June 30, 2026 to the risk factors identified in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
April 1, 2026 - April 30, 2026	363,561	$50.01	363,561	$141,928,811
May 1, 2026 - May 31, 2026	164,322	44.16	163,014	134,723,474
June 1, 2026 - June 30, 2026 (b)	237,133	39.42	236,876	125,385,063
Total	765,016	$45.47	763,451

(a)
As further described in Note 11, Capital Stock, to the Unaudited Condensed Consolidated Financial Statements, on April 16, 2026, the Board authorized the repurchase of up to $150 million of the Company’s outstanding common stock commencing on April 17, 2026, with an expiration date of December 31, 2027. This new share repurchase program replaced the previous $150 million program, which had been authorized on May 15, 2025 and was scheduled to expire on December 31, 2026. The stock repurchase program may be suspended or discontinued at any time. The timing and amount of any shares repurchased are determined by the Company based on its evaluation of market conditions and other factors and may be completed from time to time in one or more transactions on the open market or in privately negotiated purchases in accordance with all applicable securities laws and regulations and all repurchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so.
(b)
Includes 11,250 shares, valued at $0.5 million, for which the Company placed orders prior to June 30, 2026 that were not settled until the third quarter of 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director or Officer Adoption or Termination of Trading Agreements

On June 8, 2026, Daniel N. Leib, the Company’s President and Chief Executive Officer, adopted a trading plan with respect to the sale of 15,000 shares of common stock, granted to Mr. Leib as equity incentive compensation (the “Leib Plan”). The Leib Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Pursuant to the Leib Plan, if the market price of the Company’s common stock is within a specified price range during a trading window between November 3, 2026 and December 1, 2026, up to 15,000 shares of common stock will be sold at the market price.

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

Date: July 30, 2026